Form 10-Q
period 2010-12-31
Franklin Financial Corp
filed 2011-03-28
CIK 1505823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-35085

FRANKLIN FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	27-4132729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4501 Cox Road, Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

(804) 967-7000

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was reported to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No shares of the registrant’s common stock, par value $0.01 per share, were outstanding at March 28, 2011.

EXPLANATORY NOTE

Franklin Financial Corporation (the “Company”) filed a Registration Statement on Form S-1 (File No. 333-171108), as amended (the “Form S-1”), with the Securities and Exchange Commission (the “SEC”), which the SEC declared effective on February 11, 2011. The Form S-1 included audited consolidated financial statements for the fiscal year ended September 30, 2010. Therefore, the Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities and Exchange Act of 1934, as amended, in order to file the financial statements for the first quarter subsequent to the most recent fiscal year period reported upon in the Form S-1.

The Company was incorporated in December 2010 by Franklin Federal Savings Bank (the “Bank”), headquartered in Glen Allen, Virginia, to be the Bank’s holding company upon completion of the Bank’s conversion from the mutual holding company to the stock holding company form of organization. Upon completion of the conversion, the Company will own all of the Bank’s outstanding capital stock and will direct, plan and coordinate the Bank’s business activities. The Company is not currently an operating company and, therefore, the information presented in this report is on a consolidated basis for Franklin Financial Corporation MHC (the “MHC”). The MHC owns 100% of the outstanding shares of common stock of FFC, Inc., a federal corporation that was formed in December 2010 to facilitate the conversion. FFC, Inc. owns 100% of the outstanding shares of common stock of the Bank. Upon completion of the conversion, the MHC and FFC, Inc. will cease to exist, and the Bank will become a wholly owned subsidiary of the Company.

FRANKLIN FINANCIAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRANKLIN FINANCIAL CORPORATION MHC AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)	December 31, 2010	September 30, 2010
Assets	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$12,437	$7,401
Interest-bearing deposits in other banks	68,557	90,028
Money market investments	1,843	480

Total cash and cash equivalents	82,837	97,909

Securities available for sale	302,040	276,643
Securities held to maturity	33,227	35,518

Loans, net of deferred loan fees	488,256	490,454
Less allowance for loan losses	11,647	13,419

Net loans	476,609	477,035

Loans held for sale	2,008	2,781
Federal Home Loan Bank stock	12,071	12,542
Office properties and equipment, net	6,055	6,099
Real estate owned	13,274	11,581
Accrued interest receivable:
Loans	2,600	2,442
Mortgage-backed securities and collateralized mortgage obligations	692	667
Other investment securities	1,633	1,613

Total accrued interest receivable	4,925	4,722

Cash surrender value of bank-owned life insurance	30,750	30,430
Income taxes currently receivable	—	84
Prepaid expenses and other assets	16,870	15,711

Total assets	$980,666	$971,055

Liabilities
Deposits:
Savings deposits	$280,782	$266,694
Time deposits	372,346	380,433

Total deposits	653,128	647,127

Federal Home Loan Bank borrowings	190,000	190,000
Advance payments by borrowers for property taxes and insurance	2,038	2,340
Income taxes currently payable	823	—
Accrued expenses and other liabilities	5,194	4,819

Total liabilities	851,183	844,286

Commitments and contingencies (see note 9)

Net worth:
Retained earnings	126,374	124,339
Accumulated other comprehensive income	3,109	2,430

Total net worth	129,483	126,769

Total liabilities and net worth	$980,666	$971,055

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION MHC AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended December 31, 2010 and 2009 (Unaudited)

(Dollars in thousands)	2010	2009
Interest and dividend income:
Interest and fees on loans	$8,183	$8,044
Interest on deposits in other banks	44	31
Interest and dividends on securities
Taxable	3,222	3,954
Nontaxable	80	88

Total interest and dividend income	11,529	12,117

Interest expense:
Interest on deposits	2,765	3,914
Interest on borrowings	2,316	2,788

Total interest expense	5,081	6,702

Net interest income	6,448	5,415
Provision for loan losses	422	1,945

Net interest income after provision for loan losses	6,026	3,470

Noninterest income:
Service charges on deposit accounts	8	16
Other service charges and fees	62	105
Gains on sales of loans held for sale	150	83
(Losses) gains on sales of securities, net	(100)	1,977
Impairment of securities	(297)	(1,520)
Impairment recognized in other comprehensive income	2	(329)

Net impairment reflected in earnings	(299)	(1,191)

Increase in cash surrender value of bank-owned life insurance	320	334
Other operating income	225	129

Total noninterest income	366	1,453

Other noninterest expenses:
Personnel expense	1,953	1,954
Occupancy expense	201	225
Equipment expense	225	218
Advertising expense	40	41
Federal deposit insurance premiums	246	266
Fee on early retirement of FHLB borrowings	—	318
Other operating expenses	785	631

Total other noninterest expenses	3,450	3,653

Income before provision for income taxes	2,942	1,270
Federal and state income tax expense	907	241

Net income	$2,035	$1,029

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION MHC AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income and Changes in Net Worth

Three Months Ended December 31, 2010 and 2009 (Unaudited)

(Dollars in thousands)	Retained earnings	Accumulated other comprehensive income (loss)	Net worth
Balance at September 30, 2009	$125,420	$(1,782)	$123,638

Net income	1,029	—	1,029
Other comprehensive income (loss):
Net unrealized holding losses on available-for-sale securities arising during the period, net of income tax benefit of $341		(2,766)	(2,766)

Reclassification adjustment for net gains on sales of available-for-sale securities included in net earnings, net of income tax expense of $751		(1,226)	(1,226)

Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization, net of income tax benefit of $104		(170)	(170)

Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit, net of income tax expense of $131		214	214

Comprehensive loss			$(2,919)

Balance at December 31, 2009	$126,449	$(5,730)	$120,719

Balance at September 30, 2010	$124,339	$2,430	$126,769

Net income	2,035	—	2,035
Other comprehensive income:
Net unrealized holding losses on available-for-sale securities arising during the period, net of income tax benefit of $1,033		351	351

Reclassification adjustment for net losses on sales of available-for sale-securities included in net earnings, net of income tax benefit of $38		62	62

Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization, net of income tax expense of $32		52	52

Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit, net of income tax expense of $131		214	214

Comprehensive income			$2,714

Balance at December 31, 2010	$126,374	$3,109	$129,483

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION MHC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended December 31, 2010 and 2009 (Unaudited)

	2010	2009
(Dollars in thousands)
Cash Flows From Operating Activities

Net income	$2,035	$1,029

Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:

Depreciation and amortization	176	165
Provision for loan losses	422	1,945
Loss (gain) on sales of securities available for sale, net	100	(1,977)
Net (increase) decrease in value of call options on equity securities	(1)	3
Impairment charge on securities	299	1,191
Gains on sales or disposal of office properties and equipment, net	—	(11)
Net amortization (accretion) on securities	331	(200)
Originations of loans held for sale	(6,638)	(5,168)
Sales and principal payments on loans held for sale	7,411	4,890
Changes in assets and liabilities:
Accrued interest receivable	(203)	(32)
Cash surrender value of bank-owned life insurance	(320)	(334)
Income taxes currently receivable	907	240
Prepaid expenses and other assets	(369)	(3,181)
Advance payments by borrowers for property taxes and insurance	(301)	(367)
Accrued expenses and other liabilities	375	(529)

Net cash and cash equivalents provided (used) by operating activities	4,224	(2,336)

Cash Flows From Investing Activities
Net redemptions of Federal Home Loan Bank stock	471	—
Net deposits of term interest-bearing deposits in other banks	—	(28)
Proceeds from maturities, calls and paydowns of securities available for sale	24,039	15,367
Proceeds from sales of securities available for sale	2,936	26,486
Purchases of securities available for sale	(53,249)	(18,425)
Proceeds from maturities and paydowns of securities held to maturity	2,285	2,424
Proceeds from sale of call options on equity securities	(57)	—
Net (increase) decrease in loans	(1,589)	7,244
Purchases of office properties and equipment	(133)	(183)
Proceeds from sales of office properties and equipment	—	12
Proceeds from sales of real estate owned	—	98

Net cash and cash equivalents (used) provided by investing activities	(25,297)	32,995

Cash Flows From Financing Activities
Net increase in savings deposits	14,088	14,302
Net decrease in time deposits	(8,087)	(13,023)
Net repayments of long-term Federal Home Loan Bank borrowings	—	(10,000)

Net cash and cash equivalents provided (used) by financing activities	6,001	(8,721)

Net (decrease) increase in cash and cash equivalents	(15,072)	21,938
Cash and cash equivalents at beginning of period	97,909	62,783

Cash and cash equivalents at end of period	$82,837	$84,721

Supplemental disclosures of cash flow information
Cash payments for interest	$5,063	$6,763
Supplemental schedule of noncash investing and financing activities
Unrealized losses on securities available for sale	$(237)	$(4,057)
Transfer of loans to other real estate owned, net	$2,032	$2,456

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION MHC AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

December 31, 2010

Note 1. Nature of Business and Summary of Significant Accounting Policies

Organization and Description of Business — Franklin Financial Corporation (the “Holding Company”) is a Virginia corporation that was incorporated in December 2010 as the proposed holding company for Franklin Federal Savings Bank (the “Bank”) in conjunction with the Bank’s conversion into the stock holding company form of organization (see note 2). The Holding Company had no assets at December 31, 2010. The interim financial statements presented in this report include only the unaudited financial information of Franklin Financial Corporation MHC (the “MHC” or “Parent”) and subsidiaries on a consolidated basis.

The Bank is currently the wholly owned subsidiary of FFC, Inc., a federally chartered mid-tier holding company. FFC, Inc. is the wholly owned subsidiary of the MHC, a federally chartered mutual holding company. The Bank has two wholly owned subsidiaries, Franklin Service Corporation, which provides trustee services on loans originated by the Bank, and Reality Holdings LLC, which, through its subsidiaries, holds and manages foreclosed properties purchased from the Bank. The Bank is a federally chartered capital stock savings bank engaged in the business of attracting retail deposits from the general public and originating both owner and non-owner-occupied one-to four-family loans as well as multi-family loans, nonresidential real estate loans, construction loans, land and land development loans, and non-mortgage commercial loans. The depositors and certain borrowers of the Bank have membership interests in the mutual holding company. The Company (as defined below) operates as one segment.

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and therefore should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, on February 22, 2011. These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP. The results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011 or any other period.

Principles of Consolidation — The consolidated financial statements include the accounts of the Parent, FFC, Inc., the Bank, Franklin Service Corporation, and Reality Holdings LLC and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The accounting and reporting policies of the Company conform to GAAP.

Use of Estimates — Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, the projected benefit obligation for the defined benefit pension plan, the valuation of deferred taxes, and the analysis of securities for other-than-temporary impairment.

Cash and Cash Equivalents — Cash and cash equivalents includes items with original maturities of 90 days or less, including cash and due from banks, interest-bearing deposits in other banks, money market investments, and federal funds sold.

Securities — Securities classified as held-to-maturity are stated at cost, adjusted for any other-than-temporary impairments as well as amortization of premiums and accretion of discounts using the level-yield method. The Company has the intent to hold these securities to maturity, and it is more likely than not that the Company will not be required to sell them prior to their recovery to amortized cost basis. Accordingly, adjustments are not made for temporary declines in fair value below amortized cost.

Securities classified as available-for-sale are stated at fair value with net unrealized holding gains and losses, net of deferred income taxes, included in the accumulated other comprehensive income (“AOCI”) component of net worth.

Available-for-sale or held-to-maturity securities with a decline in fair value below amortized cost that is deemed other-than-temporary are written down to fair value at the balance sheet date, resulting in the establishment of a new cost basis for the security. In the case of debt securities, the portion of this write-down related to credit deterioration is charged to earnings, while any portion related to factors other than credit is recognized in AOCI and amortized over the remaining life of the security. Factors considered in determining whether a debt security is other-than-temporarily impaired include the severity and duration of impairment, the reason for declines in fair value (e.g., changes in market interest rates or underlying credit deterioration), and whether it is more likely than not that management will be required to sell securities prior to recovery, which may be maturity. Factors considered in determining whether an equity security is other-than-temporarily impaired include the severity and duration of impairment, the disclosure of significant write-downs by the issuer, distressed capital raises or distressed dividend cuts by the issuer, and other information regarding the financial health of the issuer.

Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Derivatives — Certain financial instruments purchased or sold by the Company meet the criteria of derivative instruments. Derivative instruments recorded on the Company’s balance sheet consist of call options on the common stock of various companies as part of the Company’s overall investment strategy. Changes in fair value are tied to changes in the fair value of underlying equity securities. All derivatives are recorded on the balance sheet as assets or liabilities at fair value. All derivatives recorded by the Company are free-standing and do not qualify for hedge accounting, and therefore all gains or losses from changes in the fair value of derivative instruments are recognized in earnings as a component of non-interest income. The fair value of derivatives was not material to the Company’s consolidated statements of financial condition for the three months ended December 31, 2010 and 2009.

Off-Balance-Sheet Credit-Related Financial Instruments — In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Rate Lock Commitments — The Company enters into commitments to originate mortgage loans, whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 90 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed the interest rate risk on the loan. As a result, the Company is not exposed to significant losses nor will it realize significant gains on its rate lock commitments due to changes in interest rates, and the fair value of rate lock commitments is not material.

Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs and net of the allowance for loan losses and any deferred fees or costs. Loan origination fees and certain direct loan origination costs are deferred and recognized over the contractual lives of the related loans as an adjustment of the loans’ yields using the level-yield method on a loan-by-loan basis.

Loans are placed on nonaccrual status when they are three monthly payments or more past due unless management believes, based on individual facts, that the delay in payment is temporary and that the borrower will be able to bring past due amounts current and remain current. All interest accrued but not collected for loans that are placed on non-accrual status is reversed against interest income. Any payments made on these loans while on non-accrual status are accounted for on a cash-basis until the loan qualifies for return to accrual status or is subsequently charged-off. Loans are returned to accrual status when the principal and interest amounts due are brought current and management believes that the borrowers will be able to continue to make payments.

Allowance for Loan Losses — The allowance for loan losses is maintained at an amount estimated to be sufficient to absorb probable principal losses, net of principal recoveries (including recovery of collateral), inherent in the existing loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. The allowance for loan losses consists of specific and general components.

The specific component relates to loans identified as impaired. The Company determines and recognizes impairment of certain loans when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that experience insignificant delays and payment shortfalls generally are not classified as impaired. An impaired loan is measured at net realizable value, which is equal to present value less estimated costs to sell. The present value is estimated using expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent.

The general component covers loans not identified for specific allowances and is based on historical loss experience adjusted for various qualitative factors. The allowance for loan losses is increased by provisions for loan losses and decreased by charge-offs (net of recoveries). In estimating the allowance, management segregates its portfolio by loan type and credit grading. Management’s periodic determination of the allowance for loan losses is based on consideration of various factors, including the Company’s past loan loss experience, current delinquency status and loan performance statistics, industry loan loss statistics, periodic loan evaluations, real estate value trends in the Company’s primary lending areas, and current economic conditions. The delinquency status of loans is computed based on the contractual terms of the loans. Management believes that the current allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio.

Loans Held for Sale — Loans originated and intended for sale are carried at the lower of cost or estimated fair value, which is determined on a loan-by-loan basis. Estimated fair value is determined using commitment agreements with investors and prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to earnings. The Company does not retain servicing rights on loans sold.

Real Estate Owned — Real estate acquired through foreclosure or by deed in lieu of foreclosure is initially recorded at net realizable value, which is equal to fair value less estimated costs to sell, establishing a new cost basis. An asset in real estate owned is classified as held-for-sale once management has committed to a plan to sell the asset (including implementing an active program to locate a buyer), has made the asset available for immediate sale in its present condition at a reasonable price in relation to its estimated fair value, and believes that sale of the asset is probable within one year. Real estate owned not classified as held-for-sale is classified as held-for-development-and-sale.

Costs of improvement or completion for assets classified as held-for-sale are capitalized subject to the lower of carrying amount or net realizable value limitation. Assets classified as held-for-development-and-sale, except for land, are depreciated over their expected useful lives. Revenues and expenses from operations and changes in valuation are included in other operating expenses.

Office Properties and Equipment — Buildings and equipment are carried at cost less accumulated depreciation using a straight-line method over the estimated useful lives of the assets. Land is carried at cost. Maintenance and repairs are charged to expense as incurred and improvements are capitalized. The cost and accumulated depreciation and amortization of assets retired or otherwise disposed of are removed from the books, and gain or loss on disposition is credited or charged to earnings.

Income Taxes — Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount deemed more likely than not to be realized in future periods. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Any interest and penalties assessed on tax positions are recognized in income tax expense.

Pension Plan — The Bank has a noncontributory, defined benefit pension plan. The Company recognizes the overfunded or underfunded status of the plan as an asset or liability in its statement of financial position and recognizes changes in the funded status in the year in which the change occurs through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. GAAP also require an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. GAAP also require additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

Advertising Costs — Advertising costs are expensed as incurred.

Comprehensive Income — Comprehensive income represents all changes in equity of an enterprise that result from recognized transactions and other economic events during the period. Other comprehensive income refers to revenues, expenses, gains, and losses that under GAAP are included in comprehensive income, but excluded from net income, such as unrealized gains and losses on certain investments in debt and equity securities.

Reclassifications — Certain reclassifications have been made to the financial statements of the prior year to conform to the current year presentation. Net income and net worth previously reported were not affected by these reclassifications.

Concentrations of Credit Risk — Most of the Company’s activities are with customers in Virginia with primary geographic focus in the Richmond metropolitan area, which includes the city of Richmond and surrounding counties. Securities and loans also represent concentrations of credit risk and are discussed in note 3 “Securities” and note 4 “Loans” in the notes to the unaudited consolidated financial statements. Although the Company believes its underwriting standards are conservative, the nature of the Company’s portfolio of construction loans, land and land development loans, and income-producing nonresidential real estate loans and multifamily loans results in a smaller number of higher-balance loans. As a result, the default of loans in these portfolio segments may result in more significant losses to the Company.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets. This ASU amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets - An Amendment of FASB Statement No. 140, which was issued in June 2009 and changes the accounting for transfers of financial assets, including participations in financial assets. Among other things, ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity”; changes the requirements for derecognizing financial assets; and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 and applies to transfers of financial assets occurring on or after the effective date. Early application is not permitted. The adoption of ASU 2009-16 was not material to the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. See note 10 for the Company’s discussion of fair value measurements for the quarter ended December 31, 2010.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses. To achieve these objectives, an entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; the aging of past due financing receivables at the end of the reporting period by class of financing receivables; and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See note 5 for the Company’s discussion of the allowance for loan losses for the quarter ended December 31, 2010.

In January 2011, the FASB issued Accounting Standards Update No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The deferral in ASU 2011-01 is effective January 19, 2011 (date of issuance). The issuance of ASU 2011-01 will not impact the Company’s consolidated financial statements.

Note 2. Stock Conversion

On October 26, 2010, the Board of Directors of the Bank and the MHC unanimously adopted an Amended and Restated Plan of Conversion (an amendment to the Plan of Conversion adopted on September 16, 2008 and which was subsequently amended on both December 6, 2010 and January 25, 2011) pursuant to which the MHC will convert to stock form and reorganize into a stock holding company structure that will own 100% of the common stock of the Bank. The Amended and Restated Plan of Conversion was conditionally approved by the Office of Thrift Supervision (“OTS”) in February 2011 and is subject to approval by at least a majority of the votes eligible to be cast by members of the MHC at a meeting to be held on March 30, 2011. Shares of the Holding Company’s common stock are being offered for sale to eligible members of the MHC in a subscription offering and to certain community members in a concurrent community offering, both ending March 28, 2011. Shares of the Holding Company may also be offered for sale in an extended community offering and, possibly, a syndicated offering. The Holding Company intends to contribute an amount equal to 4% of the gross offering proceeds, 75% of which will be shares of Holding Company common stock and 25% of which will be cash, to The Franklin Federal Foundation, a charitable organization established by the Bank in June 2000.

Conversion costs are deferred and will be deducted from the proceeds of the shares sold in the conversion. If the conversion does not take place, all costs incurred will be charged to operations. Through December 31, 2010, conversion costs in the amount of $756,000 were deferred and included in prepaid expenses and other assets in the consolidated statements of financial condition compared to $227,000 at September 30, 2010.

At the time of conversion, liquidation accounts must be established by the Holding Company and the Bank for the benefit of eligible account holders and supplemental eligible account holders (collectively, “eligible depositors”) of the Bank as defined in the Amended and Restated Plan of Conversion. Each eligible depositor will have a pro rata interest in the liquidation accounts for each of his or her deposit accounts based upon the proportion that the balance of each such account bears to the balance of all deposit accounts at the Bank as of the dates defined in the Amended and Restated Plan of Conversion. The liquidation accounts will be maintained for the benefit of eligible depositors who continue to maintain their deposit accounts in the Bank after the conversion. In the event of a complete liquidation of the Bank or the MHC or both (and only in such event), eligible depositors who continue to maintain accounts will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. Neither the Holding Company nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements imposed by the OTS.

Note 3. Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at December 31, 2010 and September 30, 2010 are summarized as follows:

	December 31, 2010
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. government and federal agencies	$7,500	$—	$7,500	$—	$144	$7,356
States and political subdivisions	19,603	—	19,603	97	569	19,131
Agency mortgage-backed securities	25,134	—	25,134	1,451	—	26,585
Agency collateralized mortgage obligations	99,588	—	99,588	2,300	310	101,578
Corporate equity securities	22,464	—	22,464	1,655	653	23,466
Corporate debt securities	118,217	2,163	120,380	4,587	1,043	123,924

Total	$292,506	$2,163	$294,669	$10,090	$2,719	$302,040

	September 30, 2010
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$20,066	$—	$20,066	$774	$—	$20,840
Agency mortgage-backed securities	27,017	—	27,017	1,655	—	28,672
Agency collateralized mortgage obligations	83,520	—	83,520	2,120	573	85,067
Corporate equity securities	23,846	—	23,846	603	1,636	22,813
Corporate debt securities	112,077	2,508	114,585	5,846	1,180	119,251

Total	$266,526	$2,508	$269,034	$10,998	$3,389	$276,643

	December 31, 2010
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$6,142	$—	$6,142	$166	$—	$6,308
Agency collateralized mortgage obligations	7,634	—	7,634	498	1	8,131
Non-agency collateralized mortgage obligations	19,451	904	20,355	1,421	4,424	17,352

Total	$33,227	$904	$34,131	$2,085	$4,425	$31,791

	September 30, 2010
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$6,343	$—	$6,343	$154	$4	$6,493
Agency collateralized mortgage obligations	8,271	—	8,271	883	1	9,153
Non-agency collateralized mortgage obligations	20,904	988	21,892	1,450	5,491	17,851

Total	$35,518	$988	$36,506	$2,487	$5,496	$33,497

The amortized cost and estimated fair value of securities at December 31, 2010, by contractual maturity, are shown below.

	Available for sale		Held to maturity
(Dollars in thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Non-mortgage debt securities:
Due in one year or less	$13,241	$13,138	$—	$—
Due after one year through five years	58,401	60,304	—	—
Due after five years through ten years	30,436	31,979	—	—
Due after ten years	45,405	44,990	—	—

Total non-mortgage debt securities	147,483	150,411	—	—

Mortgage-backed securities	25,134	26,585	6,142	6,308
Collateralized mortgage obligations	99,588	101,578	27,989	25,483
Corporate equity securities	22,464	23,466	—	—

Total securities	$294,669	$302,040	$34,131	$31,791

The following tables present information regarding temporarily impaired securities as of December 31, 2010 and September 30, 2010:

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Available for sale:
U.S. government and federal agencies	$7,356	$144	$—	$—	$7,356	$144
States and political subdivisions	4,142	569	—	—	4,142	569
Agency collateralized mortgage obligations	28,711	310	—	—	28,711	310
Corporate equity securities	9,905	653	—	—	9,905	653
Corporate debt securities	11,966	275	23,232	768	35,198	1,043

Total available for sale	$62,080	$1,951	$23,232	$768	$85,312	$2,719

Held to maturity:
Agency collateralized mortgage obligations	$—	$—	$132	$1	$132	$1
Non-agency collateralized mortgage obligations	3,419	1,651	9,443	2,773	12,862	4,424

Total held to maturity	$3,419	$1,651	$9,575	$2,774	$12,994	$4,425

Total temporarily impaired securities	$65,499	$3,602	$32,807	$3,542	$98,306	$7,144

	September 30, 2010
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Available for sale:
Agency collateralized mortgage obligations	$26,492	$573	$—	$—	$26,492	$573
Corporate equity securities	15,366	1,617	3,512	19	18,878	1,636
Corporate debt securities	—	—	27,820	1,180	27,820	1,180

Total available for sale	$41,858	$2,190	$31,332	$1,199	$73,190	$3,389

Held to maturity:
Agency mortgage-backed securities	$592	$4	$—	$—	$592	$4
Agency collateralized mortgage obligations	—	—	138	1	138	1
Non-agency collateralized mortgage obligations	5,448	2,607	8,686	2,884	14,134	5,491

Total held to maturity	$6,040	$2,611	$8,824	$2,885	$14,864	$5,496

Total temporarily impaired securities	$47,898	$4,801	$40,156	$4,084	$88,054	$8,885

The Company’s securities portfolio consists of investments in various debt and equity securities as permitted by OTS regulations, including mortgage-backed securities, collateralized mortgage obligations, government agency bonds, state and local government obligations, corporate debt obligations, and common stock of various companies.

The Company performs an other-than-temporary impairment analysis of the securities portfolio on a quarterly basis. The determination of whether a security is other-than-temporarily impaired is highly subjective and requires a significant amount of judgment. In evaluating for other-than-temporary impairment, management considers the duration and severity of declines in fair value, the financial condition of the issuers of each security, as well as whether it is more likely than not that the Company will be required to sell these securities prior to recovery, which may be maturity, based on market conditions and cash flow requirements. In performing its analysis for debt securities, the Company’s consideration of the financial condition of the issuer of each security was focused on the issuer’s ability to continue to perform on its debt obligations, including any concerns about the issuer’s ability to continue as a going concern. In performing its analysis for equity securities, the Company’s analysis of the financial condition of the issuers of each security included the issuer’s economic outlook, distressed capital raises, large write-downs causing dilution of capital, distressed dividend cuts, discontinuation of significant segments, replacement of key executives, and the existence of a pattern of significant operating losses. In addition to the financial condition of each issuer, the Company considered the severity and duration of impairments and the likelihood that the fair value of securities would recover over a reasonable time horizon.

The Company recognized total impairment charges in earnings of $299,000 and $1.2 million during the three months ended December 31, 2010 and 2009, respectively, on debt and equity securities. Impairment charges reflected in earnings in both periods related to non-agency CMO debt securities.

The table below provides a cumulative rollforward of credit losses recognized in earnings for debt securities for which a portion of OTTI is recognized in AOCI:

(Dollars in thousands)
Balance of credit losses at September 30, 2010	$526
Additions for credit losses on securities not previously recognized	4
Reductions for increases in expected cash flows	(105)

Balance of credit losses at December 31, 2010	$425

To determine the amount of other-than-temporary impairment losses that are related to credit versus the portion related to other factors, management compares the current period estimate of future cash flows to the prior period estimated future cash flows, both discounted at each security’s yield at purchase. Any other-than-temporary impairment recognized in excess of the difference of these two values is deemed to be related to factors other than credit.

Unrealized losses in the remainder of the Company’s portfolio of collateralized mortgage obligations, mortgage-backed securities, securities of states and political subdivisions, and corporate debt securities were related to eighty-five securities and were caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary, and because management believes that it is not more likely than not that the Company will be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

Unrealized losses in the remainder of the Company’s portfolio of equity securities were related to twelve securities and were considered temporary. Because management believes that it is not more likely than not that the Company will be required to sell these equity positions for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

Note 4. Loans

Loans held for investment at December 31, 2010 and September 30, 2010 are summarized as follows:

(Dollars in thousands)	December 31, 2010	September 30, 2010
Loans
One-to four-family	$124,471	$128,696
Multi-family	75,810	78,183
Nonresidential	178,404	173,403
Construction	43,422	40,294
Land and land development	68,680	70,482
Other	856	2,997

Total loans	491,643	494,055

Deferred loan fees	3,387	3,601

Loans, net of deferred loan fees	488,256	490,454

Allowance for loan losses	11,647	13,419

Loans receivable, net	$476,609	$477,035

Loans held for sale were $2.0 million and $2.8 million at December 31, 2010 and September 30, 2010, respectively. Gains on sales of loans were $150,000 and $83,000 for the three months ended December 31, 2010 and 2009, respectively, inclusive of adjustments to mark loans held-for-sale to the lower of cost or market.

Note 5. Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to provide for our estimate of probable credit losses inherent in the loan portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. While the Company uses the best information available to make its evaluation, future adjustments may be necessary if there are significant changes in conditions.

The allowance is comprised of two components: (1) a general allowance related to loans both collectively and individually evaluated and (2) a specific allowance related to loans individually evaluated and identified as impaired. A summary of the methodology the Company employs on a quarterly basis related to each of these components to estimate the allowance for loan losses is as follows. No changes to the Company’s methodology were made during the three months ended December 31, 2010.

Credit Rating Process

As discussed in note 1 above, the Company’s methodology for estimating the allowance for loan losses incorporates the results of periodic loan evaluations for certain non-homogeneous loans, including non-homogenous loans in lending relationships greater than $2.0 million and any individual loan greater than $1.0 million. The Company’s loan grading system analyzes various risk characteristics of each loan type when considering loan quality, including loan-to-value ratios, current real estate market conditions, location and appearance of properties, income and net worth of any guarantors, and rental stability and cash flows of income-producing nonresidential real estate loans and multi-family loans. The credit rating process results in one of the following classifications for each loan in order of increasingly adverse classification: Excellent, Good, Satisfactory, Watch List, Special Mention, Substandard, and Impaired. The Company continually monitors the credit quality of loans in the portfolio through communications with borrowers as well as review of delinquency and other reports that provide information about credit quality. Credit ratings are updated at least annually with more frequent updates performed for problem loans or when management becomes aware of circumstances related to a particular loan that could materially impact the loan’s credit rating. Management maintains a classified loan list consisting of watch list loans along with loans rated special mention or lower that is reviewed on a monthly basis by the Company’s Internal Asset Review Committee.

General Allowance

To determine the general allowance, the Company segregates loans by portfolio segment as defined by loan type. Loans within each segment are then further segregated by classification. The Company determines a base reserve rate for each portfolio segment by calculating the average charge-off rate for each segment over a historical time period determined by management, typically one to three years. The base reserve rate is then adjusted based on qualitative factors that management believes could result in future loan losses differing from historical experience. Such qualitative factors can include delinquency rates, loan-to-value ratios, and local economic and real estate conditions. The base reserve rate plus these qualitative adjustments results in a total reserve rate for each portfolio segment. A multiple of the total reserve rate for each segment is then applied to the balance of the loans in each segment based on credit rating. Loans rated Excellent have no associated allowance. No loans were rated Excellent at December 31, 2010 or 2009. Loans rated Good are multiplied by 10% of the total reserve rate, Satisfactory loans are multiplied by 100% of the total reserve rate, and loans rated Watch List, Special Mention, and Substandard are multiplied by 150%, 200%, and 300% of the total reserve rate, respectively. This tiered structure is used by the Company to account for a higher probability of loss for loans with increasingly adverse credit ratings.

Specific Allowance for Impaired Loans

Impaired loans include loans identified as impaired through our credit rating system as well as loans modified in a troubled debt restructuring. Loans are identified as impaired when management believes, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement. Once a loan is identified as impaired, management determines a specific allowance by comparing the outstanding loan balance to net realizable value, which is equal to fair value less estimated costs to sell. The amount of any allowance recognized is the amount by which the loan balance exceeds the net realizable value. If the net realizable value exceeds loan balance, no allowance is recorded. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Of the $34.6 million of loans classified as impaired at December 31, 2010, $30.8 million were considered “collateral dependent” and evaluated using the fair value of collateral method and $3.8 million were evaluated using discounted estimated cash flows. See note 10 for further discussion of the Company’s method for estimating fair value on impaired loans.

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(Dollars in thousands)	One-to- four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total

Balance, September 30, 2010	$1,260	$1,177	$2,888	$2,700	$5,372	$22	$13,419

Provision	516	(30)	314	922	(1,290)	(10)	422
Recoveries	1	—	—	2	—	—	3
Charge-offs	(464)	—	—	(897)	(836)	—	(2,197)

Balance, December 31, 2010	$1,313	$1,147	$3,202	$2,727	$3,246	$12	$11,647

Details of the allowance for loan losses by portfolio segment and impairment methodology at December 31, 2010 and September 30, 2010 are as follows:

	December 31, 2010
	General Allowance		Specific Allowance		Total Balance	Total Allowance	Coverage	Allowance as % of total allowance
(Dollars in thousands)	Balance	Allowance	Balance	Allowance
One-to four-family	$119,088	$1,313	$5,383	$—	$124,471	$1,313	1.05%	11.3%
Multi-family	75,810	1,147	—	—	75,810	1,147	1.51	9.8
Nonresidential	174,078	2,863	4,326	339	178,404	3,202	1.80	27.5
Construction	43,132	2,701	290	26	43,422	2,727	6.28	23.4
Land and land development	44,129	3,208	24,551	38	68,680	3,246	4.73	27.9
Other	856	12	—	—	856	12	1.40	0.1

Total allowance	$457,093	$11,244	$34,550	$403	$491,643	$11,647	2.37%	100.0%

	September 30, 2010
	General Allowance		Specific Allowance		Total Balance	Total Allowance	Coverage	Allowance as % of total allowance
(Dollars in thousands)	Balance	Allowance	Balance	Allowance
One-to four-family	$127,378	$799	$1,318	$461	$128,696	$1,260	0.98%	9.4%
Multi-family	78,183	1,177	—	—	78,183	1,177	1.51	8.8
Nonresidential	171,143	2,673	2,260	215	173,403	2,888	1.67	21.5
Construction	37,770	1,818	2,524	882	40,294	2,700	6.70	20.1
Land and land development	53,921	4,458	16,561	914	70,482	5,372	7.62	40.0
Other	2,997	22	—	—	2,997	22	0.72	0.2

Total allowance	$471,392	$10,947	$22,663	$2,472	$494,055	$13,419	2.72%	100.0%

Details regarding classified loans and impaired loans at December 31, 2010 and September 30, 2010 are as follows:

(Dollars in thousands)	December 31, 2010	September 30, 2010
Special mention
One-to four-family	$4,310	$7,189
Nonresidential	6,593	6,579
Construction	1,378	422
Land and land development	7,911	7,875

Total special mention loans	20,192	22,065

Substandard
One-to four-family	3,963	3,823
Multi-family	12,829	13,539
Nonresidential	5,992	6,018
Construction	608	166
Land and land development	400	10,270

Total substandard loans	23,792	33,816

Impaired
One-to four-family	5,383	1,318
Nonresidential	4,326	2,260
Construction	290	2,524
Land and land development	24,551	16,561

Total impaired loans	34,550	22,663

Total rated loans	$78,534	$78,544

Included in impaired loans are troubled debt restructurings of $5.0 million and $4.3 million at December 31, 2010 and September 30, 2010, respectively, that had related allowance balances of $377,000 and $281,000, respectively. During the quarter ended December 31, 2010, the Company modified one land and land development loan with an outstanding balance of $765,000 in a troubled debt restructuring. The restructuring consisted of a reduction in the monthly principal payment requirement to accommodate cash flow difficulties being experienced by the borrower. This loan had previously been identified as impaired and is considered collateral dependent; therefore, there was no impact on the consolidated financial statements as a result of this modification. This loan remained on accrual status as the borrower was current at December 31, 2010. No loans were modified in a troubled debt restructuring during the three months ended December 31, 2009. All other loans modified in a troubled debt restructuring were classified as non-accrual at December 31, 2010, and interest recognized on a cash basis was not material. During the three months ended December 31, 2010, one nonresidential loan modified in a troubled debt restructuring in the previous twelve months, which was classified as impaired and on nonaccrual status, remained in default on its restructured payments. See Management’s Discussion and Analysis for further discussion of this loan.

Loans and the related allowance for loan losses summarized by loan type and credit rating at December 31, 2010 are as follows:

(Dollars in thousands)	Total	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
One-to four-family	$124,471	$—	$—	$—	$—	$—	$5,383	$119,088
Multi-family	75,810	10,789	45,108	—	—	12,828	—	7,085
Nonresidential	178,404	58,382	89,498	—	5,372	5,992	4,326	14,834
Construction	43,422	9,871	13,681	—	689	608	290	18,283
Land and land development	68,680	—	34,399	—	7,911	360	24,551	1,459
Other	856	—	—	—	—	—	—	856

Total loans	$491,643	$79,042	$182,686	$—	$13,972	$19,788	$34,550	$161,605

(Dollars in thousands)	Total	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
One-to four-family	$1,313	$—	$—	$—	$—	$—	$—	$1,313
Multi-family	1,147	14	564	—	—	481	—	88
Nonresidential	3,202	123	1,844	—	221	370	339	305
Construction	2,727	74	1,022	—	103	136	26	1,366
Land and land development	3,246	—	2,091	—	962	66	38	89
Other	12	—	—	—	—	—	—	12

Total allowance for loans losses	$11,647	$211	$5,521	$—	$1,286	$1,053	$403	$3,173

Details regarding the delinquency status of the Company’s loan portfolio at December 31, 2010 are as follows:

(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One-to four-family	$124,471	$117,133	$5,643	$—	$356	$698	$289	$352
Multi-family	75,810	75,810	—	—	—	—	—	—
Nonresidential	178,404	166,646	9,498	—	—	—	—	2,260
Construction	43,422	42,524	443	—	—	—	366	89
Land and land development	68,680	56,018	11,503	—	—	—	20	1,139
Other	856	856	—	—	—	—	—	—

Total	$491,643	$458,987	$27,087	$—	$356	$698	$675	$3,840

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31, 2010 and September 30, 2010:

	December 31, 2010		September 30, 2010
(Dollars in thousands)	Amount	Allowance	Amount	Allowance
Impaired loans with a specific allowance
One-to four-family	$—	$—	$907	$461
Nonresidential	2,260	339	2,260	215
Construction	90	26	2,324	882
Land and land development	1,560	38	4,259	914

Total impaired loans with a specific allowance	$3,910	$403	$9,750	$2,472

Impaired loans for which no specific allowance is necessary
One-to four-family	$5,383	$—	$410	$—
Nonresidential	2,065	—	—	—
Construction	200	—	201	—
Land and land development	22,992	—	12,302	—

Total impaired loans for which no specific allowance is necessary	$30,640	$—	$12,913	$—

(Dollars in thousands)	December 31, 2010	September 30, 2010
Nonaccrual loans
One-to four-family	$4,444	$4,576
Nonresidential	7,807	7,830
Construction	166	1,470
Land and land development	12,938	14,667

Total non-accrual loans	$25,355	$28,543

Loans past due ninety days or more and still accruing
Construction	$290	$90
Land and land development	1,140	1,140

Total loans past due ninety days or more and still accruing	$1,430	$1,230

Accrued interest on impaired loans was $288,000 and $5,000 at December 31, 2010 and September 30, 2010, respectively. The weighted average balance of impaired loans was $22.3 million and $17.7 million for the three months ended December 31, 2010 and 2009, respectively. Interest recognized on a cash basis on impaired loans was $169,000 and $165,000 for the three months ended December 31, 2010 and 2009, respectively.

Note 6. Real Estate Owned

Real estate owned at December 31, 2010 and September 30, 2010 is summarized as follows:

(Dollars in thousands)	December 31, 2010	September 30, 2010
Real estate owned
Real estate held for sale	$6,578	$3,240
Real estate held for development and sale	6,696	8,341

Total real estate owned	$13,274	$11,581

The increase in real estate owned at December 31, 2010 compared to September 30, 2010 reflects the Company’s continued efforts to collect on certain past-due loans, primarily construction and land and land development loans. During the three months ended December 31, 2010, the Company foreclosed on several properties that were classified as impaired at September 30, 2010. These foreclosures resulted in additions of $2.0 million to real estate owned, including $629,000 classified as held-for-sale comprised of six non-owner-occupied single-family homes and one speculative home, and $1.4 million which is classified as held-for-development and sale, which consists of 19 developed lots for construction of single-family homes and undeveloped land intended for residential development.

During the three months ended December 31, 2010, the Company reclassified $2.7 million of properties listed as held for development and sale to held for sale as management is actively marketing and selling lots in certain residential developments.

Note 7. Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. In addition, the Bank is required to notify the OTS before paying dividends to the Parent.

The regulations require that savings institutions meet three capital requirements: a core capital requirement, a tangible capital requirement, and a risk-based capital requirement. The core capital regulations require a savings institution to maintain core capital of not less than 4% of adjusted total assets. The tangible capital regulations require savings institutions to maintain tangible capital of not less than 1.5% of adjusted total assets. The risk-based capital regulations require savings institutions to maintain capital of not less than 8% of risk-weighted assets.

At December 31, 2010, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OTS. There are no conditions or events that management believes have changed the Bank’s classification. The following table reflects the level of required capital and actual capital of the Bank at December 31, 2010 and September 30, 2010:

	Actual		Amount required to be “adequately capitalized”		Amount required to be “well capitalized”
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2010
Tier 1 capital	$106,013	11.08%	$38,256	4.00%	$47,989	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	106,013	14.46	29,324	4.00	43,986	6.00
(to risk weighted assets)

Tangible capital	106,013	11.08	14,346	1.50	14,346	1.50
(to adjusted tangible assets)

Risk-based capital	115,202	15.71	58,648	8.00	73,310	10.00
(to risk weighted assets)

As of September 30, 2010
Tier 1 capital	$103,183	10.90%	$37,877	4.00%	$47,616	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	103,183	14.12	29,234	4.00	43,850	6.00
(to risk weighted assets)

Tangible capital	103,183	10.90	14,204	1.50	14,204	1.50
(to adjusted tangible assets)

Risk-based capital	112,341	15.37	58,467	8.00	73,084	10.00
(to risk weighted assets)

There were no dividends declared by the Bank to the Parent in the quarter ended December 31, 2010. Additionally, no contributions were made by the Parent to the Bank in the quarter ended December 31, 2010.

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at December 31, 2010 and September 30, 2010 (dollars in thousands):

	December 31, 2010
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Tangible capital	Risk-based capital
GAAP capital	$108,119	$108,119	$108,119	$108,119
Accumulated gains on certain available-for-sale securities	(3,388)	(3,388)	(3,388)	(3,388)
Pension plan	1,282	1,282	1,282	1,282
General allowance for loan losses	—	—	—	9,189

Regulatory capital – computed	$106,013	$106,013	$106,013	$115,202

	September 30, 2010
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Tangible capital	Risk-based capital
GAAP capital	$107,305	$107,305	$107,305	$107,305
Accumulated gains on certain available-for-sale securities	(4,745)	(4,745)	(4,745)	(4,745)
Disallowed deferred tax assets	(659)	(659)	(659)	(659)
Pension plan	1,282	1,282	1,282	1,282
General allowance for loan losses	—	—	—	9,158

Regulatory capital – computed	$103,183	$103,183	$103,183	$112,341

Note 8. Employee Benefit Plans

The Bank has a noncontributory defined benefit pension plan (the Pension Plan) for substantially all of the Bank’s employees. Retirement benefits under this plan are generally based on the employee’s years of service and compensation during the five years of highest compensation in the ten years immediately preceding retirement.

The Pension Plan assets are held in a trust fund by the plan trustee. The trust agreement under which assets of the Pension Plan are held is a part of the Virginia Bankers Association Master Defined Benefit Pension Plan (the Plan). The Plan’s administrative trustee is appointed by the board of directors of the Virginia Bankers Association Benefits Corporation. At December 31, 2010, Reliance Trust Company was investment manager for the Plan. Contributions are made to the Pension Plan, at management’s discretion, subject to meeting minimum funding requirements, up to the maximum amount allowed under the Employee Retirement Income Security Act of 1974 (ERISA), based upon the actuarially determined amount necessary for meeting plan obligations. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned by employees in the future.

The Company uses a September 30 measurement date for the Pension Plan.

Components of net periodic benefit cost for the three months ended December 31, 2010 and 2009 are as follows:

(Dollars in thousands)	December 31, 2010	December 31, 2009

Service cost	$143	$127
Interest cost	162	158
Expected return on plan assets	(217)	(207)
Recognized net actuarial loss	16	19

Net periodic benefit cost	$104	$97

The net periodic benefit cost is included in personnel expense in the consolidated statements of earnings.

Note 9. Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet its investment and funding needs and the financing needs of its customers. These financial instruments include commitments to extend credit, commitments to sell loans, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized or disclosed in the consolidated financial statements. The contractual or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit and collateral policies in making commitments to extend credit and standby letters of credit as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since some commitments may expire without being funded, the commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $105.0 and $130.8 million at December 31, 2010 and September 30, 2010, respectively. At December 31, 2010, this included $22.9 million of commitments to fund fixed-rate loans with a weighted-average interest rate of 6.0%.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk and recourse provisions involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and the estimated fair value of these letters of credit, which is included in accrued expenses and other liabilities, was not material at December 31, 2010 and September 30, 2010, respectively. The amount of standby letters of credit was $1.1 million at December 31, 2010 and September 30, 2010. The Company believes it is reasonably possible that it will have to perform on four standby letters of credit totaling $698,000 due to the default of one borrower. The letters of credit are related to a residential development in the Richmond MSA. However, the Company expects that any amounts funded on these letters of credit will add to the value of the related projects and will ultimately be recovered from sale of the development. The Company believes that the likelihood of having to perform on additional standby letters of credit is remote based on the financial condition of the guarantors and the Company’s historical experience.

At December 31, 2010, the Company had rate lock commitments to originate mortgage loans amounting to $3.3 million and mortgage loans held for sale of $2.0 million compared to $5.5 million and $2.8 million at September 30, 2010, respectively. At December 31, 2010, the Company had corresponding commitments outstanding of $5.3 million to sell loans on a best-efforts basis compared to $8.3 million at September 30, 2010. These commitments to sell loans are designed to eliminate the Company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

Note 10. Fair Value Measurements

The fair value of a financial instrument is the current amount that would be exchanged between willing parties in an orderly market, other than in a forced liquidation. Fair value is best determined based on quoted market prices. In cases where quoted market prices are not available or quoted prices are reflective of a disorderly market, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instruments. The Codification (Section 825-10-50) excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Under current fair value guidance, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. These levels are:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

•

Level 3: Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value. The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter and, based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects changes in classifications between levels will be rare.

Securities available for sale: Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using a combination of methods, including model pricing based on spreads obtained from new market issues of similar securities, dealer quotes, and trade prices. Level 1 securities include common equity securities traded on nationally recognized securities exchanges. Level 2 securities include mortgage-backed securities and collateralized mortgage obligations issued by government sponsored entities, municipal bonds, and corporate debt securities.

Securities held to maturity: Securities held-to-maturity are recorded at fair value on a non-recurring basis. A held-to-maturity security’s amortized cost is adjusted only in the event that a decline in fair value is deemed to be other-than-temporary as discussed in note 1. At December 31, 2010, certain held-to-maturity securities were deemed to be other-than-temporarily impaired. These securities are classified as Level 3 securities and were written down to fair value at the balance sheet date determined by discounting estimated future cash flows. Management believes that classification and valuation of these securities, consisting of private-label asset-backed securities, as Level 3 assets was necessary as the market for such securities severely contracted beginning in 2008 and became and has remained inactive since that time. While the market for highly-rated private-label securities with low delinquency levels and high subordination saw significant price improvement in the second half of fiscal 2010, the market for securities similar to those recognized as other-than-temporarily impaired, which had low ratings, high delinquency levels, and low subordination levels, remained inactive. As a result, management does not believe that quoted prices on similar assets were representative of fair value as there were few transactions, and transactions were often executed at distressed prices. Management estimates and discounts future cash flows based on a combination of observable and unobservable inputs, including a security’s subordination percentage, projected delinquency rates, and estimated loss severity given default. These estimates are discounted using observable current market rates for securities with similar credit quality.

Derivative instruments: The Company’s portfolio of derivative instruments consists of call options to purchase or sell common stock of publicly traded companies. These instruments are valued on a recurring basis using quoted market prices at each date that financial statements are prepared. The instruments trade on various nationally recognized options exchanges, and as a result are classified as Level 1 assets.

Loans held for sale: The fair value of loans held for sale is determined using quoted secondary-market prices. If the fair value of a loan is below its carrying value, a lower-of-cost-or-market adjustment is made to reduce the basis of the loan. If fair value exceeds carrying value, no adjustment is made. As such, the Company classifies loans held for sale as Level 2 assets and makes fair value adjustments on a nonrecurring basis.

Impaired loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and, if necessary, a specific allowance for loan losses is established. Loans for which it is probable that payment of principal and interest will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management writes the loan down to net realizable value, which is equal to fair value less estimated costs to sell, if the loan balance exceeds net realizable value. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, or discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. For loans deemed to be “collateral dependent,” fair value is estimated using the appraised value of the related collateral. At the time the loan is identified as impaired, the Company determines if an updated appraisal is needed and orders an appraisal if necessary. Subsequent to the initial measurement of impairment, management considers the need to order updated appraisals each quarter if changes in market conditions lead management to believe that the value of the collateral may have changed materially. Impaired loans where a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or an appraised value less than one year old estimated utilizing information gathered from an active market, the Company classifies the impaired loan as a Level 2 asset. When an appraised value is not available, is greater than one year old, or if management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the impaired loan as a Level 3 asset. Additionally, if the fair value of an impaired loan is determined using an appraisal less than one year old that utilizes information gathered from an inactive market or contains material adjustments based upon unobservable market data, the Company classifies the impaired loan as a Level 3 asset. Impaired loans evaluated using discounted estimated cash flows are classified as Level 3 assets.

Real estate owned: Real estate owned (“REO”) is adjusted to net realizable value, which is equal to fair value less costs to sell, upon foreclosure. Subsequently, REO is adjusted on a non-recurring basis to the lower of carrying value or net realizable value. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the REO. When the fair value of REO is based on an observable market price or an appraised value less than one year old estimated utilizing information gathered from an active market, the Company classifies the REO as a Level 2 asset. When an appraised value is not available, is greater than one year old, or if management determines the fair value of the REO is further impaired below the appraised value and there is no observable market price, the Company classifies the REO as a Level 3 asset. Additionally, if the fair value of the REO is determined using an appraisal less than one year old that utilizes information gathered from an inactive market or contains material adjustments based upon unobservable market data, the Company classifies the REO as a Level 3 asset.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are summarized below:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
U.S. government and federal agencies	$7,356	$—	$7,356	$—
States and political subdivisions	19,131	—	16,905	2,226
Agency mortgage-backed securities	26,585	—	26,585	—
Agency collateralized mortgage obligations	101,578	—	101,578	—
Corporate equity securities	23,466	23,466	—	—
Corporate debt securities	123,924	—	119,161	4,763

Total assets at fair value	$302,040	$23,466	$271,585	$6,989

A rollforward of securities classified as Level 3 measured at fair value on a recurring basis is as follows (dollars in thousands):

Balance of Level 3 assets measured on a recurring basis at September 30, 2010	$—

Transfers into Level 3	6,989

Balance of Level 3 assets measured on a recurring basis at December 31, 2010	$6,989

Level 3 securities measured at fair value on a recurring basis at December 31, 2010 consist of one municipal bond and one corporate debt security for which the Company was not able to obtain dealer quotes due to lack of trading activity. These two securities are measured at fair value based on a combination of dealer quotes and cash flow analysis using unobservable inputs.

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2010 are included in the table below:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Non-agency collateralized mortgage obligations	$117	$—	$—	$117
Impaired loans
Nonresidential	2,260	—	—	2,260
Construction	290	—	200	90
Land and land development	2,325	—	—	2,325
Real estate owned	2,033	—	629	1,404

Total assets at fair value	$7,025	$—	$829	$6,196

The following methods and assumptions were used to estimate fair value of other classes of financial instruments:

Cash and cash equivalents: The carrying amount is a reasonable estimate of fair value.

Loans held for investment: The fair value of loans held for investment is determined by discounting the future cash flows using the rates currently offered for loans of similar remaining maturities. Estimates of future cash flows are based upon current account balances, contractual maturities, prepayment assumptions, and repricing schedules.

Federal Home Loan Bank of Atlanta stock: The carrying amount is a reasonable estimate of fair value.

Accrued interest receivable: The carrying amount is a reasonable estimate of fair value.

Savings deposits: The carrying values of passbook savings, money market savings, and money market checking accounts are reasonable estimates of fair value. The fair value of fixed-maturity certificates of deposit is determined by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

FHLB borrowings: The fair values of FHLB borrowings are determined by discounting the future cash flows using rates currently offered for borrowings with similar terms.

Accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Advance payments by borrowers for property taxes and insurance: The carrying amount is a reasonable estimate of fair value.

Commitments to extend credit: The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The majority of the Company’s commitments to extend credit carry current interest rates if converted to loans.

Standby letters of credit: The fair value of standby letters of credit is based on fees the Company would have to pay to have another entity assume its obligation under the outstanding arrangement.

The estimated fair values of the Company’s financial instruments at December 31, 2010 and September 30, 2010 are as follows:

	December 31, 2010		September 30, 2010
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$82,837	$82,837	$97,909	$97,909
Securities available for sale	302,040	302,040	276,643	276,643
Securities held to maturity	33,227	31,791	35,518	33,497

Loans, net	476,609	479,034	477,035	478,892
Loans held for sale	2,008	2,008	2,781	2,781
FHLB stock	12,071	12,071	12,542	12,542
Accrued interest receivable	4,925	4,925	4,722	4,722

Financial liabilities:
Deposits	653,128	632,306	647,127	636,612
FHLB borrowings	190,000	211,389	190,000	221,776
Accrued interest payable	938	938	926	926
Advance payments by borrowers for taxes and insurance	2,038	2,038	2,340	2,340

Off-balance-sheet financial instruments:
Commitments to extend credit	104,950	—	130,815	—
Standby letters of credit	1,063	3	1,063	9

Note 11. Supplemental Disclosure for Earning Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the mutual to stock conversion was not completed as of December 31, 2010, per share earnings data is not meaningful for this quarter or prior comparative periods and is therefore not presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement for Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts; rather they are statements based on our current expectations regarding our business strategies and their intended results and our future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to our actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	general economic conditions, either internationally, nationally, or in our primary market area, that are worse than expected;

•	a continued decline in real estate values;

•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	legislative, regulatory or supervisory changes that adversely affect our business;

•	adverse changes in the securities markets; and

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board.

Additional factors that may affect our results are discussed beginning on page 12 of the Company’s prospectus, dated February 11, 2011 under the section titled “Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, we assume no obligation and disclaim any obligation to update any forward-looking statements.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 5 of the notes to the unaudited consolidated financial statements.

Other-Than-Temporary Impairment. Investment securities are reviewed at each quarter-end reporting period to determine whether the fair value is below the current amortized cost. When the fair value of any of our investment securities has declined below its amortized cost, management is required to assess whether the decline is other than temporary. In making this assessment, we consider such factors as the type of investment, the length of time and extent to which the fair value has been below the carrying value, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment long enough to allow for any anticipated recovery. The decision to record a write-down, its amount and the period in which it is recorded could change if management’s assessment of the above factors were different. We do not record impairment write-downs on debt securities when impairment is due to changes in interest rates, since we have the intent and ability to realize the full value of the investments by holding them to maturity. Quoted market value is considered to be fair value for actively traded securities. For privately issued securities, and for thinly traded securities where market quotes are not available, we use estimation techniques to determine fair value. Estimation techniques used include discounted cash flows for debt securities. Additional information regarding our accounting for investment securities is included in notes 1 and 3 to the notes to the unaudited consolidated financial statements.

Income Taxes. Management makes estimates and judgments to calculate certain tax liabilities and to determine the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. The Company also estimates a valuation allowance for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective.

In evaluating the recoverability of deferred tax assets, management considers all available positive and negative evidence, including past operating results, recent cumulative losses – both capital and operating – and the forecast of future taxable income – also both capital and operating. In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require judgments about future taxable income and are consistent with the plans and estimates to manage the Company’s business. Any reduction in estimated future taxable income may require the Company to record a valuation allowance against deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on future earnings.

Pension Plan. The Company has a noncontributory, defined benefit pension plan. This plan is accounted for under the provisions of ASC Topic 715: Compensation-Retirement Benefits, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. ASC Topic 715 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Management must make certain estimates and assumptions when determining the projected benefit obligation. These estimates and assumptions include the expected return on plan assets, the rate of compensation increases over time, and the appropriate discount rate to be used in determining the present value of the obligation.

Comparison of Financial Condition at December 31, 2010 and September 30, 2010

Assets. Total assets at December 31, 2010 were $980.7 million, an increase of $9.6 million, or 1.0%, from total assets of $971.1 million at September 30, 2010.

Cash and cash equivalents decreased $15.1 million to $82.8 million at December 31, 2010 compared to $97.9 million at September 30, 2010, a decrease of 15.4%. The decrease in cash and cash equivalents was primarily related to the purchase of agency CMOs in order to meet regulatory qualified thrift lender requirements.

Securities increased $23.1 million, or 7.4%, to $335.3 million at December 31, 2010 compared to $312.2 million at September 30, 2010. The increase was primarily the result of the purchase of $35.0 million of CMOs, $7.5 million of agency bonds and $9.9 million of corporate bonds, partially offset by normal principal payments on mortgage-backed securities (“MBSs”) and CMOs and $4.0 million of corporate bond maturities.

Total loans, excluding loans held for sale, decreased $2.4 million, or 0.5%, to $491.6 million at December 31, 2010 compared to $494.1 million at September 30, 2010. The decrease was primarily the result of charge offs of $2.2 million of loans identified as impaired at September 30, 2010, along with the repayment and refinancing of several loans due to the low interest rate environment. One- to four-family loans declined $4.2 million, multi-family loans declined $2.4 million, land and land development loans declined $1.8 million, and other loans declined $2.1 million. Partially offsetting these decreases were net additions to nonresidential loans of $5.0 million and an increase in construction loans of $3.1 million, primarily relating to predominately pre-leased commercial construction projects that will convert to nonresidential loans upon completion of construction.

Liabilities. Total liabilities at December 31, 2010 were $851.2 million compared to $844.3 million at September 30, 2010, an increase of $6.9 million, or 0.8%.

Total deposits increased $6.0 million, or 0.9%, to $653.1 million at December 31, 2010 compared to $647.1 million at September 30, 2010. The increase in deposits was due to a $14.1 million increase in money market savings and money market checking accounts, partially offset by an $8.1 million decrease in certificates of deposit.

FHLB borrowings were $190.0 million at December 31, 2010, unchanged from September 30, 2010.

Net worth. Net worth was $129.5 million at December 31, 2010, an increase of $2.7 million from September 30, 2010. The increase was primarily the result of earnings of $2.0 million and a $678,000 increase in accumulated other comprehensive income. The components of the increase in accumulated other comprehensive income include a $2.0 million increase in net unrealized gains on equity securities, a $265,000 net accretion of other-than-temporary impairment charges previously recorded in accumulated other comprehensive income and a $1.7 million decline in net unrealized gains on debt securities.

Comparison of Operating Results for the Three Months Ended December 31, 2010 and December 31, 2009

General.

We had net income of $2.0 million for the quarter ended December 31, 2010, an increase of $1.0 million, or 97.8%, from the $1.0 million earned in the quarter ended December 31, 2009. The increase was the net result of a $1.0 million increase in net interest income, a $1.5 million decrease in the provision for loan losses, a $892,000 decrease in other-than-temporary impairment charges on securities, a $2.1 million decrease in gains on sales of securities, a $94,000 increase in other noninterest income, a $203,000 decrease in other noninterest expenses, and a $666,000 increase in income tax expense.

Net Interest Income.

Net interest income increased $1.0 million, or 19.1%, to $6.4 million in the quarter ended December 31, 2010 from $5.4 million in the quarter ended December 31, 2009. The increase in net interest income resulted from a decline in total interest and dividend income that was more than offset by lower interest expense on savings deposits and FHLB borrowings.

Total interest and dividend income decreased $588,000, or 4.9%, to $11.5 million for the quarter ended December 31, 2010 from $12.1 million for the quarter ended December 31, 2009. Interest income on loans increased $139,000, or 1.7%, for the quarter ended December 31, 2010, as a 34 basis point increase in the yield on loans more than offset a $18.3 million decline in the average balance of loans for the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009. More than offsetting this increase was a $707,000, or 17.4%, decline in interest and dividend income on investment securities, all attributable to a decline in the yield on MBSs and CMOs. These securities continue to prepay at accelerated rates due to the efforts of the Federal Reserve to keep home mortgage interest rates low. We expect to continue to purchase shorter-term MBSs and CMOs in order to meet regulatory qualified thrift lender requirements.

Total interest expense decreased $1.6 million, or 24.2%, to $5.1 million for the quarter ended December 31, 2010 from the quarter ended December 31, 2009. Deposit costs declined $1.1 million, or 29.4%, and FHLB borrowing costs declined $472,000, or 16.9%. The average balance of interest-bearing deposits decreased $2.8 million, or 0.4%, for the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009 because growth in money market savings and money market checking accounts was more than offset by a decline in certificates of deposit. The average interest rate paid on deposits decreased 70 basis points as a result of the lower interest rate environment for deposits during 2010. Interest paid on FHLB borrowings decreased in 2010 due to a decrease in the average balance of higher-rate borrowings of $31.4 million, resulting in a lower average interest rate paid of 16 basis points.

Provision for Loan Losses.

The provision for loan losses decreased $1.5 million to $422,000 for the quarter ended December 31, 2010 from $1.9 million for the quarter ended December 31, 2009. The decrease in the provision reflects a reduction in nonperforming loans, improvement in the status and condition of certain nonperforming loans, and loan charge-offs recorded in connection with the foreclosure of certain nonperforming loans resulting in their transfer to other real estate owned. At December 31, 2010, nonperforming loans totaled $26.8 million, compared to $29.8 million at September 30, 2010. Net loan charge-offs were $2.2 million for the quarter ended December 31, 2010 compared to $965,000 for the quarter ended December 31, 2009. The reduction in nonperforming loans and improvement in the status and condition of certain nonperforming loans for the most recent period may not be indicative of results for future periods.

Gains, Losses, and Impairment Charges on Securities.

Other-than-temporary-impairment charges on securities decreased $892,000 to $299,000 for the quarter ended December 31, 2010 compared to $1.2 million for the quarter ended December 31, 2009. The decrease in impairment charges reflects a current stabilization in the delinquency and loss rates for mortgages underlying our portfolio of non-agency CMOs. Delinquency and loss rates could increase in the future depending on market conditions. Sales of securities resulted in losses of $100,000 for the quarter ended December 31, 2010 compared to gains of $2.0 million for the quarter ended December 31, 2009.

Noninterest Income, Excluding Gains, Losses, and Impairment Charges on Securities.

Total other noninterest income increased $105,000, or 15.7%, for the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009, primarily as a result of an increase of $67,000 in income from the sale of loans into the secondary market and $100,000 of gains on the sale of other real estate owned, partially offset by lower loan service charge income of $41,000.

Noninterest Expense.

Total noninterest expenses decreased $203,000, or 5.6%, to $3.5 million for the quarter ended December 31, 2010 compared to $3.7 million for the quarter ended December 31, 2009. The decrease in noninterest expenses was due to a $318,000 decrease in fees on the early retirement of FHLB borrowings, partially offset by an increase of $154,000 in other operating expenses, relating primarily to increased legal and other costs associated with foreclosures and resolving problem loans.

Income Tax Expense.

Income tax expense was $907,000 for the quarter ended December 31, 2010 compared to $241,000 for the quarter ended December 31, 2009. The effective income tax expense rate for the quarter ended December 31, 2010 was 30.8% compared to 18.9% for the quarter ended December 31, 2009. The increase in the effective tax rate was due to the $1.5 million increase in pre-tax income with tax-exempt income being similar in both quarters. As income increases, a fixed amount of tax-exempt income becomes a lower percentage of pre-tax income, resulting in a higher effective tax rate.

Average Balances, Income and Expenses, Yields and Rates

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average daily balances of assets or liabilities, respectively, for the periods presented. Non-accrual loans are included in average loan balances only. Loan fees are included in interest income on loans and are not material.

	For the Three Months Ended December 31,
	2010			2009
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One- to four-family	$126,449	$2,312	7.25%	$108,831	$1,975	7.20%
Multi-family	76,614	1,287	6.66	110,816	1,852	6.63
Nonresidential	173,696	3,002	6.86	134,715	2,225	6.55
Construction	42,053	577	5.44	72,247	801	4.40
Land and land development	70,007	963	5.46	78,416	1,138	5.76
Other	3,016	42	5.52	5,096	53	4.13

Total loans	491,835	8,183	6.60	510,121	8,044	6.26
Securities:
Collateralized mortgage obligations	128,974	1,128	3.47	125,110	1,659	5.26
Mortgage-backed securities	34,436	346	3.99	45,574	501	4.36
States and political subdivisions	20,438	219	4.25	23,112	247	4.22
U. S. government agencies	6,993	13	0.74	—	—	—
Corporate equity securities	21,966	83	1.50	25,239	96	1.51
Corporate debt securities	123,494	1,500	4.82	130,026	1,497	4.57

Total securities	336,301	3,289	3.88	349,061	4,000	4.55
Investment in FHLB stock	12,322	13	0.42	13,510	14	0.41
Other interest-earning assets	77,602	44	0.22	82,704	59	0.28

Total interest-earning assets	918,060	11,529	4.98	955,396	12,117	5.03

Allowance for loan losses	(12,807)			(8,984)
Noninterest-earning assets	66,792			53,879

Total assets	$972,045			$1,000,291

Liabilities and net worth:
Interest-bearing liabilities:
Deposits:
Passbook savings	$43	—	—	$3,951	10	1.00
Money market savings	224,916	511	0.90	197,371	734	1.48
Money market checking	43,580	104	0.95	24,426	94	1.51
Certificates of deposit	373,887	2,150	2.28	419,460	3,076	2.91

Total interest-bearing deposits	642,426	2,765	1.71	645,208	3,914	2.41
FHLB borrowings	190,000	2,316	4.84	221,413	2,788	5.00

Total interest-bearing liabilities	832,426	5,081	2.42	866,621	6,702	3.07

Noninterest bearing liabilities	11,745			9,133

Total liabilities	844,171			875,754

Retained earnings	125,593			127,785
Accumulated other comprehensive income (loss)	2,281			(3,248)

Total net worth	127,874			124,537

Total liabilities and net worth	$972,045			$1,000,291

Net interest income		$6,448			$5,415

Interest rate spread (1)			2.56%			1.96%

Net interest margin (2)			2.79%			2.25%

Average interest-earning assets to average interest-bearing liabilities			110.29%			110.24%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Asset Quality

Nonperforming Assets (NPAs)

At December 31, 2010, nonperforming assets totaled $40.1 million, a decrease of $1.3 million from $41.4 million at September 30, 2010. Our level of NPAs remains elevated over historical experience as a result of stresses in the real estate market, which are largely a result of the broader and extended economic slowdown. While we intend to actively work to reduce our NPAs, these levels of nonperforming assets are likely to remain elevated in the near term as problem loans work to resolution, which may be foreclosure.

	December 31, 2010	September 30, 2010
	(Dollars in thousands)
Non-accrual loans:
One-to four-family	$4,444	$4,576
Nonresidential	7,807	7,830
Construction	166	1,470
Land and land development	12,938	14,667

Total	25,355	28,543

Accruing loans past due 90 days or more:
Construction	290	90
Land and land development	1,140	1,140

Total	1,430	1,230

Total non-performing loans	26,785	29,773

Real estate owned	13,274	11,581

Total non-performing assets	40,059	41,354
Troubled debt restructurings(A)	765	—

Total troubled debt restructurings and non-performing assets	$40,824	$41,354

Total non-performing loans to total loans	5.45%	6.03%

Total non-performing loans to total assets	2.73%	3.07%

Total non-performing assets and troubled debt restructurings to total assets	4.16%	4.26%

(A)	Troubled debt restructurings do not include troubled debt restructurings that remain on nonaccrual status and are included in nonaccrual loans above. See note 5 for further discussion of our troubled debt restructurings.

At December 31, 2010, nonaccrual loans were primarily comprised of the following:

•	Land and land development loans:

•

One loan on a mixed use development on 257 acres in central Virginia that, as proposed, will contain 80,000 square feet of retail space, a 280 unit apartment complex and more than 300 attached and detached single family lots. Construction of the apartment complex is expected to begin by mid-2011. As of December 31, 2010, 64 single-family lots had been sold. Payments of principal and interest are made as lots are sold. This loan had a balance of $11.4 million at December 31, 2010 and was identified as impaired. The loan was under 30 days delinquent and on non-accrual status at December 31, 2010. The development has an appraised value of $19.6 million based on a January 2011 appraisal.

•

One loan on 71 single-family lots and 58 acres of developed land in central Virginia. As of December 31, 2010, nine single-family lots had been sold. The loan is a participation with another bank and was current at December 31, 2010. Our participation interest is 62%, and our balance on this loan was $1.6 million at December 31, 2010. This loan was modified in a troubled debt restructuring during the year ended September 30, 2010 and had a related specific allowance of $38,000 at December 31, 2010. The loan was on non-accrual status at December 31, 2010.

•	Nonresidential real estate loans:

•

One loan on a 37,880 square foot strip shopping center in northern Virginia with four available out-parcel sites, two of which have contingent ground leases in negotiation that, if consummated, will improve the cash flow of the property. The shopping center, which is 29% leased, is within one mile of a major regional shopping center. The loan is a participation with two other banks, and our participation portion is approximately 32%. Our balance at December 31, 2010 was $2.3 million. This loan was modified in a troubled debt restructuring during the year ended September 30, 2010 and had a related specific allowance of $339,000 at December 31, 2010. While the loan was over 180 days delinquent and on nonaccrual status at December 31, 2010, the lenders have not taken any action on this loan pending the results of the contingent ground lease negotiations.

•

One loan on two shopping centers in North Carolina under one deed of trust with 84,000 total leasable square feet. The shopping centers do not generate sufficient cash flow to service the loan debt. The loan balance was $5.5 million at December 31, 2010. The loan was 31-60 days delinquent and on nonaccrual status at December 31, 2010. The two shopping centers have a combined appraised value of $7.4 million based upon a December 2010 appraisal.

•	One-to four-family

•

Twenty-nine loans on one-to four-family residential properties in central Virginia to multiple borrowers with an aggregate balance of $3.8 million at December 31, 2010. The loans were generally between 60 and 180 days delinquent and on non-accrual status at December 31, 2010.

The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated in accordance with OTS loan classification definitions.

(Dollars in thousands)	December 31, 2010	September 30, 2010
Loans:
Special mention loans	$20,192	$22,065
Substandard loans	58,342	56,479

Total criticized and classified loans	78,534	78,544

Securities:
Substandard	28,597	29,414
Doubtful	2,811	3,063

Total classified securities	31,408	32,477

Total criticized and classified assets	$109,942	$111,021

At December 31, 2010, substandard loans, other than nonperforming loans, were comprised primarily of the following:

•

One loan on 305 acres of undeveloped land in central Virginia proposed for a multi-use development within a planned unit development. This loan had a balance of $4.9 million at December 31, 2010. The loan was 31 – 60 days delinquent for interest payments at December 31, 2010 but remained on accrual status. Subsequent to December 31, 2010, the borrower declared bankruptcy, and the loan was placed on nonaccrual status. The loan is rated substandard because it has interest reserves expiring on or before March 31, 2011, and we are not assured that the borrower can make cash payments after the interest reserves expire. The collateral securing this loan is valued at $12.2 million based upon a December 2010 appraisal.

•

One loan on 314 acres of undeveloped land in central Virginia proposed for multi-use development within a planned unit development. This loan is a participation loan with two other banks, each having a one-third interest. The balance of the Bank’s portion of this loan was $4.9 million at December 31, 2010. The loan was 31 – 60 days delinquent for interest payments at December 31, 2010 but remained on accrual status. Subsequent to December 31, 2010, the borrower declared bankruptcy, and the loan was placed on nonaccrual status. The loan is rated substandard because it has interest reserves expiring on or before March 31, 2011, and we are not assured that the borrower can make cash payments after the interest reserves expire. The collateral securing this loan is valued at $37.1 million (of which $12.4 million is attributable to the Bank) based upon a November 2010 appraisal.

•

Three loans on an apartment complex in central Virginia totaling $11.6 million. The project has approximately 600 units, of which approximately 250 units were rented at December 31, 2010. Based upon current occupancy, the apartment complex does not generate enough cash to service the debt and requires support from the guarantor. The apartment complex is valued at $15.0 million based upon a January 2011 appraisal.

•

One loan on a 64-unit apartment complex in central Virginia with a balance of $1.3 million at December 31, 2010. The apartment complex was approximately 25% leased at September 30, 2010 and does not generate enough cash to service the debt and requires support from the guarantor.

•

Four loans outstanding to separate entities controlled by the same guarantor totaling $7.0 million, all of which were cross-collateralized. Three of these loans totaling $4.9 million are secured by twenty-five one-to four-family homes, twenty-three of which are currently leased. These loans were accruing but classified as substandard loans at December 31, 2010. The other loan, which had a balance of $2.1 million, is secured by a day care center and twenty-six developed lots and was accruing but classified as impaired and included in our substandard loans at December 31, 2010. At December 31, 2010, no specific allowances were required on these loans due to sufficient collateral.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds, and prepayments on loans and mortgage-backed securities and collateralized mortgage obligations are greatly influenced by general interest rates, economic conditions and competition.

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and corporate bonds. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $82.8 million. Securities classified as available-for-sale, whose aggregate market value exceeds cost, provide additional sources of liquidity and had a market value of $207.4 million at December 31, 2010. In addition, at December 31, 2010, we had the ability to borrow a total of approximately $91.2 million in additional funds from the FHLB. Additionally, we established a borrowing arrangement with the Federal Reserve Bank of Richmond, although no borrowings have occurred and no assets have been pledged to date. We intend to use corporate bonds as collateral for this arrangement and had unpledged corporate bonds with an estimated fair value of $123.9 million at December 31, 2010.

At December 31, 2010, we had $105.0 million in loan commitments outstanding, which included $81.5 million in undisbursed loans. Certificates of deposit due within one year of December 31, 2010 totaled $244.1 million. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of eight full-service retail banking offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the year ended September 30, 2010 and the three months ended December 31, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Analysis

Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a 50 to 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The following table presents the change in the present value of Franklin Federal’s equity at December 31, 2010 that would occur in the event of an immediate change in interest rates based on management assumptions. The table does not include the effect of approximately $30.6 million of investable assets held by Franklin Financial Corporation MHC.

	Present Value of Equity
Change in Basis Points	Market Value	$ Change	% Change
	(Dollars in thousands)
-100	$106,341	$(5,561)	-5.0%
-50	109,449	(2,453)	-2.2
0	111,902	0	0.0
50	108,743	(3,159)	-2.8
100	105,014	(6,888)	-6.2
200	96,055	(15,847)	-14.2
300	86,697	(25,205)	-22.5

Using the same assumptions as above, the sensitivity of our projected net interest income for the twelve months ending December 31, 2011 is as follows:

	Projected Net Interest Income
Change in Basis Points	Net Interest Income	$ Change	% Change
	(Dollars in thousands)
-100	$25,828	$(1,640)	-6.0%
-50	27,044	(424)	-1.5
0	27,468	—	0.0
50	27,032	(436)	-1.6
100	26,586	(882)	-3.2
200	25,713	(1,755)	-6.4
300	24,569	(2,899)	-10.6

Assumptions made by management relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets have features, such as rate caps or floors, that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Item 4. Controls and Procedures

The Company’s management has carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

In addition, based on that evaluation, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings. The MHC and the Bank are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The MHC’s and the Bank’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the MHC’s or the Bank’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on February 22, 2011. As of March 28, 2011, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of Franklin Financial Corporation (1)
3.2	Bylaws of Franklin Financial Corporation (2)
4.0	Form of Common Stock Certificate of Franklin Financial Corporation (3)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 File No. 333-171108), as amended, initially filed with the Securities and Exchange Commission on December 10, 2010.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 File No. 333-171108), as amended, initially filed with the Securities and Exchange Commission on December 10, 2010.
(3)	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 File No. 333-171108), as amended, initially filed with the Securities and Exchange Commission on December 10, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION
Registrant

March 28, 2011	By:	/s/ Richard T. Wheeler, Jr.
Richard T. Wheeler, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

March 28, 2011	By:	/s/ Donald F. Marker
Donald F. Marker
Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)