Form 10-Q
period 2011-03-31
Franklin Financial Corp
filed 2011-05-13
CIK 1505823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________

Commission file number:   1-35085

FRANKLIN FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	27-4132729
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4501 Cox Road, Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

(804) 967-7000

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was  required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was reported to submit and post such files).  Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No  ☒

14,302,838 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at May 1, 2011.

FRANKLIN FINANCIAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANKLIN FINANCIAL CORPORATION MHC AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands)	March 31, 2011	September 30, 2010
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$121,052	$7,401
Interest-bearing deposits in other banks	190,527	90,028
Money market investments	859	480
Total cash and cash equivalents	312,438	97,909

Securities available for sale	342,400	276,643
Securities held to maturity	31,128	35,518

Loans, net of deferred loan fees	490,715	490,454
Less allowance for loan losses	11,922	13,419
Net loans	478,793	477,035

Loans held for sale	249	2,781
Federal Home Loan Bank stock	12,071	12,542
Office properties and equipment, net	6,021	6,099
Real estate owned	11,636	11,581
Accrued interest receivable:
Loans	2,480	2,442
Mortgage-backed securities and collateralized mortgage obligations	747	667
Other investment securities	1,786	1,613
Total accrued interest receivable	5,013	4,722

Cash surrender value of bank-owned life insurance	31,066	30,430
Prepaid expenses and other assets	19,137	15,795
Total assets	$1,249,952	$971,055

Liabilities
Deposits:
Savings deposits	$277,507	$266,694
Time deposits	401,603	380,433
Total deposits	679,110	647,127

Stock order funds	242,377	-
Federal Home Loan Bank borrowings	190,000	190,000
Advance payments by borrowers for property taxes and insurance	2,448	2,340
Accrued expenses and other liabilities	5,675	4,819
Total liabilities	1,119,610	844,286

Commitments and contingencies (see note 8)

Net worth:
Retained earnings	128,109	124,339
Accumulated other comprehensive income	2,233	2,430
Total net worth	130,342	126,769
Total liabilities and net worth	$1,249,952	$971,055

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION MHC AND SUBSIDIARIES
Consolidated Statements of Earnings
Three and Six Months Ended March 31, 2011 and 2010 (Unaudited)

	Three months ended March 31,		Six months ended March 31,
(Dollars in thousands)	2011	2010	2011	2010
Interest and dividend income:
Interest and fees on loans	$7,800	$8,382	$15,983	$16,426
Interest on deposits in other banks	33	44	77	75
Interest and dividends on securities:
Taxable	3,250	4,071	6,472	8,025
Nontaxable	79	79	159	167
Total interest and dividend income	11,162	12,576	22,691	24,693
Interest expense:
Interest on deposits	2,672	3,590	5,437	7,504
Interest on borrowings	2,266	2,721	4,582	5,509
Total interest expense	4,938	6,311	10,019	13,013
Net interest income	6,224	6,265	12,672	11,680
Provision for loan losses	290	156	712	2,101
Net interest income after provision for loan losses	5,934	6,109	11,960	9,579
Noninterest income (expense) :
Service charges on deposit accounts	12	13	20	29
Other service charges and fees	91	332	153	437
Gains on sales of loans	65	59	216	142
Gains (losses) on sales of securities, net	364	(2)	264	1,975
Impairment of securities, net:
Impairment of securities	(490)	(1,440)	(786)	(2,960)
Less: Impairment recognized in other comprehensive income	(108)	(127)	(105)	(456)
Net impairment reflected in earnings	(382)	(1,313)	(681)	(2,504)
Net increase (decrease) in value of call options on equity securities	26	(6)	26	(9)
Increase in cash surrender value of bank-owned life insurance	316	304	636	638
Other operating income	81	135	306	267
Total noninterest income (expense)	573	(478)	940	975
Other noninterest expenses:
Personnel expense	2,045	1,903	3,999	3,857
Occupancy expense	207	231	408	456
Equipment expense	221	219	446	437
Advertising expense	32	79	72	120
Federal deposit insurance premiums	272	285	518	551
Fee on early retirement of FHLB borrowings	-	-	-	318
Other operating expenses	1,398	757	2,183	1,388
Total other noninterest expenses	4,175	3,474	7,626	7,127
Income before provision for income taxes	2,332	2,157	5,274	3,427
Federal and state income tax expense	597	599	1,504	840
Net income	$1,735	$1,558	$3,770	$2,587

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION MHC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income and Changes in Net Worth
Six Months Ended March 31, 2011 and 2010 (Unaudited)

(Dollars in thousands)	Retained earnings	Accumulated other comprehensive income (loss)	Net worth
Balance at September 30, 2009	$125,420	$(1,782)	$123,638
Net income	2,587	-	2,587
Other comprehensive income (loss):
Net unrealized holding gains on available-for-sale securities arising during the period, net of income tax expense of $1,684		2,915	2,915

Reclassification adjustment for gains on available-for-sale securities included in net earnings, net of income tax expense of $743		(1,213)	(1,213)

Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization, net of income tax benefit of $126		(205)	(205)

Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit, net of income tax expense of $261		426	426

Comprehensive income			4,510
Balance at March 31, 2010	$128,007	$141	$128,148

Balance at September 30, 2010	$124,339	$2,430	$126,769
Net income	3,770	-	3,770
Other comprehensive income (loss):
Net unrealized holding losses on available-for-sale securities arising during the period, net of income tax benefit of $1,199		(516)	(516)

Reclassification adjustment for gains on available-for-sale securities included in net earnings, net of income tax expense of $81		(132)	(132)

Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization, net of income tax expense of $15		25	25

Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit, net of income tax expense of $261		426	426

Comprehensive income			3,573
Balance at March 31, 2011	$128,109	$2,233	$130,342

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION MHC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended March 31, 2011 and 2010 (Unaudited)

	2011	2010
(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$3,770	$2,587
Adjustments to reconcile net income to net cash and cash
equivalents provided by operating activities:
Depreciation and amortization	350	334
Provision for loan losses	712	2,101
Impairment charge on other real estate owned	781	-
Gain on sales of securities available for sale, net	(264)	(1,975)
Net (increase) decrease in the value of call options on equity securities	(26)	9
Impairment charge on securities	681	2,504
Loss (gain) on sales or disposal of office properties and equipment, net	1	(10)
Gain on sale of other real estate owned	(54)	-
Net amortization (accretion) on securities	767	(415)
Originations of loans held for sale	(8,559)	(8,131)
Sales and principal payments on loans held for sale	11,091	7,998
Changes in assets and liabilities:
Accrued interest receivable	(291)	(35)
Cash surrender value of bank-owned life insurance	(636)	(638)
Prepaid expenses and other assets	(2,339)	(4,060)
Advance payments by borrowers for property taxes and insurance	108	561
Accrued expenses and other liabilities	856	(739)
Net cash and cash equivalents provided by operating activities	6,948	91
Cash Flows From Investing Activities
Net redemptions of Federal Home Loan Bank stock	471	-
Net deposits of term interest bearing deposits in other banks	-	(56)
Proceeds from maturities, calls and paydowns of securities available for sale	54,269	29,871
Proceeds from sales and redemptions of securities available for sale	12,173	26,486
Purchases of securities available for sale	(134,455)	(52,404)
Proceeds from maturities and paydowns of securities held to maturity	4,260	4,782
Proceeds from sales of call options on equity securities	26	-
Net (increase) decrease in loans	(4,235)	4,676
Purchases of office properties and equipment	(277)	(284)
Proceeds from sales of office properties and equipment	5	12
Capitalized improvements of real estate owned	(46)	-
Proceeds from sales of real estate owned	1,030	244
Net cash and cash equivalents provided (used) by investing activities	(66,779)	13,327
Cash Flows From Financing Activities
Net increase in savings deposits	10,813	35,249
Net increase(decrease) in time deposits	21,170	(21,177)
Net increase in stock order funds	242,377	-
Net repayments of long-term Federal Home Loan Bank borrowings	-	(10,000)
Net cash and cash equivalents provided by financing activities	274,360	4,072
Net increase in cash and cash equivalents	214,529	17,490
Cash and cash equivalents at beginning of period	97,909	62,783
Cash and cash equivalents at end of period	$312,438	$80,273

Supplemental disclosures of cash flow information
Cash payments for:
Interest	$9,981	$13,080
Income taxes	$1,400	$700
Supplemental schedule of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$(1,241)	$2,643
Transfer of loans to other real estate owned, net	$2,439	$3,885
.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION MHC AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2011

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Organization and Description of Business — Franklin Financial Corporation (the “Holding Company”), a Virginia corporation, succeeded Franklin Financial Corporation MHC (the “MHC” or the “Parent”) as the holding company for Franklin Federal Savings Bank (the “Bank”) after the completion of the MHC’s conversion into the stock holding company form of organization on April 27, 2011 (see note 2).  Because the MHC’s conversion and the Holding Company’s stock offering were consummated on April 27, 2011, the Holding Company was not an operating company and had no assets at March 31, 2011.  The interim financial statements presented in this report include only the unaudited financial information of the Parent and subsidiaries on a consolidated basis.

At March 31, 2011, the Bank was the wholly owned subsidiary of FFC, Inc., a federally chartered mid-tier holding company.  FFC, Inc. was the wholly owned subsidiary of the MHC, a federally chartered mutual holding company. FFC, Inc. and the MHC ceased to exist after completion of the MHC’s conversion into the stock holding company form of organization on April 27, 2011, and the Holding Company became the sole parent company of the Bank.  The Bank has two wholly owned subsidiaries, Franklin Service Corporation, which provides trustee services on loans originated by the Bank, and Reality Holdings LLC, which, through its subsidiaries, holds and manages foreclosed properties purchased from the Bank. The Bank is a federally chartered capital stock savings bank engaged in the business of attracting retail deposits from the general public and originating both owner and non-owner-occupied one-to four-family loans as well as multi-family loans, nonresidential real estate loans, construction loans, land and land development loans, and non-mortgage commercial loans. The Company (as defined below) operates as one segment.

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Holding Company’s Prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, on February 22, 2011.  These financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three and six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011 or any other future period.

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

Loans are placed on nonaccrual status when they are three monthly payments or more past due unless management believes, based on individual facts, that the delay in payment is temporary and that the borrower will be able to bring past due amounts current and remain current. All interest accrued but not collected for loans that are placed on non-accrual status is reversed against interest income. Any payments made on these loans while on non-accrual status are accounted for on a cash-basis until the loan qualifies for return to accrual status or is subsequently charged-off. Loans are returned to accrual status when the principal and interest amounts due are brought current and management believes that the borrowers will be able to continue to make required contractual payments.

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

Reclassifications — Certain reclassifications have been made to the financial statements of prior periods to conform to the current period presentation. Net income and net worth previously reported were not affected by these reclassifications.

Concentrations of Credit Risk — Most of the Company’s activities are with customers in Virginia with primary geographic focus in the Richmond metropolitan area, which includes the city of Richmond and surrounding counties. Securities and loans also represent concentrations of credit risk and are discussed in note 3 “Securities” and note 4 “Loans” in the notes to the unaudited consolidated financial statements. Although the Company believes its underwriting standards are conservative, the nature of the Company’s portfolio of construction loans, land and land development loans, and income-producing nonresidential real estate loans and multi-family loans results in a smaller number of higher-balance loans. As a result, the default of loans in these portfolio segments may result in more significant losses to the Company.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.   See note 9 for the Company’s discussion of fair value measurements for the quarter ended March 31, 2011.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses. To achieve these objectives, an entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; the aging of past due financing receivables at the end of the reporting period by class of financing receivables; and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See note 5 for the Company’s discussion of the allowance for loan losses for the quarter ended March 31, 2011.

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.  The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB ASC Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The Company is evaluating the impact of ASU 2011-02 on its consolidated financial statements.

Note 2.	Stock Conversion

The Holding Company completed its initial public stock offering in connection with the MHC’s conversion from the mutual to the stock form of organization on April 27, 2011. The Holding Company sold a total of 13,886,250 shares of its common stock at an offering price of $10.00 per share.  This included 1,144,227 shares purchased by the Franklin Federal Savings Bank Employee Stock Ownership Plan (“ESOP”) funded by a loan from the Holding Company.  In addition, the Holding Company contributed $1.39 million in cash and 416,588 shares of common stock to its charitable foundation, resulting in total shares outstanding of 14,302,838. Trading of the Holding Company’s common stock commenced on the Nasdaq Global Market on April 28, 2011 under the symbol “FRNK”.

During February 2011, the Holding Company began receiving cash for subscriptions to purchase shares of the Holding Company’s common stock.  As of March 31, 2011, the Holding Company had received $242.4 million in cash for stock orders as shown on the consolidated statement of financial condition and, pursuant to subscription orders, had designated an additional $11.4 million in deposit account funds to be used to fill stock orders. Funds received in excess of the net proceeds of the offering of $131.0 million were returned to subscribers whose orders were not filled on April, 28, 2011.  The net proceeds of $135.0 million received in the offering will be reflected in the stockholders’ equity of the Holding Company and subsidiaries in the Holding Company’s June 30, 2011 consolidated statement of financial condition.

Conversion costs were deferred at March 31, 2011 and deducted from the proceeds of the shares sold in the offering upon closing. Through March 31, 2011, conversion costs in the amount of $1.3 million were deferred and included in prepaid expenses and other assets in the consolidated statement of financial condition compared to $227,000 at September 30, 2010.

On April 27, 2011, liquidation accounts were established by the Holding Company and the Bank for the benefit of eligible account holders and supplemental eligible account holders (collectively, “eligible depositors”) of the Bank as defined in the Amended and Restated Plan of Conversion. Each eligible depositor will have a pro rata interest in the liquidation accounts for each of his or her deposit accounts based upon the proportion that the balance of each such account bears to the balance of all deposit accounts of the Bank as of the dates defined in the Amended and Restated Plan of Conversion. The liquidation accounts will be maintained for the benefit of eligible depositors who continue to maintain their deposit accounts in the Bank after the conversion. The liquidation accounts will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits.  In the event of a complete liquidation of the Bank or the Holding Company or both (and only in such event), eligible depositors who continue to maintain accounts will be entitled to receive a distribution from the liquidation accounts before any liquidation may be made with respect to common stock. Neither the Holding Company nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation accounts or the regulatory capital requirements imposed by the OTS.

Note 3.	Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at March 31, 2011 and September 30, 2010 are summarized as follows:

	March 31, 2011
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. government and federal agencies	$12,500	$-	$12,500	$-	$158	$12,342
States and political subdivisions	18,904	-	18,904	88	862	18,130
Agency mortgage-backed securities	22,756	-	22,756	1,343	-	24,099
Agency collateralized mortgage
obligations	144,759	-	144,759	1,837	571	146,025
Corporate equity securities	23,251	-	23,251	1,626	1,220	23,657
Corporate debt securities	112,041	1,821	113,862	4,990	705	118,147
Total	$334,211	$1,821	$336,032	$9,884	$3,516	$342,400

	September 30, 2010
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$20,066	$-	$20,066	$774	$-	$20,840
Agency mortgage-backed securities	27,017	-	27,017	1,655	-	28,672
Agency collateralized mortgage obligations	83,520	-	83,520	2,120	573	85,067
Corporate equity securities	23,846	-	23,846	603	1,636	22,813
Corporate debt securities	112,077	2,508	114,585	5,846	1,180	119,251
Total	$266,526	$2,508	$269,034	$10,998	$3,389	$276,643

	March 31, 2011
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$5,919	$-	$5,919	$174	$-	$6,093
Agency collateralized mortgage obligations	7,214	-	7,214	549	1	7,762
Non-agency collateralized mortgage obligations	17,995	948	18,943	1,064	4,621	15,386
Total	$31,128	$948	$32,076	$1,787	$4,622	$29,241

	September 30, 2010
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$6,343	$-	$6,343	$154	$4	$6,493
Agency collateralized mortgage obligations	8,271	-	8,271	883	1	9,153
Non-agency collateralized mortgage obligations	20,904	988	21,892	1,450	5,491	17,851
Total	$35,518	$988	$36,506	$2,487	$5,496	$33,497

The amortized cost and estimated fair value of securities at March 31, 2011, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale		Held to maturity
	Amortized	Estimated fair	Amortized	Estimated fair
(Dollars in thousands)	cost	value	cost	value
Non-mortgage debt securities:
Due in one year or less	$5,000	$5,000	$-	$-
Due after one year through five years	57,644	60,004	-	-
Due after five years through ten years	34,204	35,887	-	-
Due after ten years	48,418	47,728	-	-

Total non-mortgage debt securities	145,266	148,619	-	-

Mortgage-backed securities	22,756	24,099	5,919	6,093
Collateralized mortgage obligations	144,759	146,025	26,157	23,148
Corporate equity securities	23,251	23,657	-	-

Total securities	$336,032	$342,400	$32,076	$29,241

The following tables present information regarding temporarily impaired securities as of March 31, 2011 and September 30, 2010:

	March 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses
Available for sale:
U.S. government and federal agencies	$12,342	$158	$-	$-	$12,342	$158
States and political subdivisions	5,578	862	-	-	5,578	862
Agency collateralized mortgage obligations	43,217	570	417	1	43,634	571
Corporate equity securities	12,682	1,220	-	-	12,682	1,220
Corporate debt securities	14,771	359	11,654	346	26,425	705
Total available for sale	88,590	3,169	12,071	347	100,661	3,516

Held to maturity:
Agency collateralized mortgage obligations	-	-	126	1	126	1
Non-agency collateralized mortgage obligations	1,149	348	10,807	4,273	11,956	4,621
Total held to maturity	1,149	348	10,933	4,274	12,082	4,622

Total temporarily impaired securities	$89,739	$3,517	$23,004	$4,621	$112,743	$8,138

	September 30, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses
Available for sale:
Agency collateralized mortgage obligations	$26,492	$573	$-	$-	$26,492	$573
Corporate equity securities	15,366	1,617	3,512	19	18,878	1,636
Corporate debt securities	-	-	27,820	1,180	27,820	1,180
Total available for sale	41,858	2,190	31,332	1,199	73,190	3,389

Held to maturity:
Agency mortgage-backed securities	592	4	-	-	592	4
Agency collateralized mortgage obligations	-	-	138	1	138	1
Non-agency collateralized mortgage obligations	5,448	2,607	8,686	2,884	14,134	5,491
Total held to maturity	6,040	2,611	8,824	2,885	14,864	5,496

Total temporarily impaired securities	$47,898	$4,801	$40,156	$4,084	$88,054	$8,885

The Company’s securities portfolio consists of investments in various debt and equity securities as permitted by OTS regulations, including mortgage-backed securities, collateralized mortgage obligations, government agency bonds, state and local government obligations, corporate debt obligations, and common stock of various companies.

During the three months ended March 31, 2011 and 2011, the Company recognized gross gains on sales of securities available for sale of $605,000 and $0 and gross losses of $241,000 and $2,000, respectively.  During the six months ended March 31, 2011 and 2010, the Company recognized gross gains on sales of securities available for sale of $705,000 and $2.0 million and gross losses of $441,000 and $0, respectively.

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

The Company recognized total impairment charges in earnings of $382,000 and $1.3 million during the three months ended March 31, 2011 and 2010, respectively, and $681,000 and $2.5 million during the six months ended March 31, 2011 and 2010, respectively, on debt and equity securities.

The table below provides a cumulative rollforward of credit losses recognized in earnings for debt securities for which a portion of OTTI is recognized in AOCI:

(Dollars in thousands)
Balance of credit losses at September 30, 2010	$526
Additions for credit losses on securities not previously recognized	84
Reductions for increases in expected cash flows	(181)
Balance of credit losses at March 31, 2011	$429

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

Unrealized losses in the remainder of the Company’s portfolio of equity securities were related to twelve securities and were considered temporary. Each of these securities has been in an unrealized loss position for fewer than twelve months, and because management believes that it is not more likely than not that the Company will be required to sell these equity positions for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

The Company’s pledges certain securities as collateral for its FHLB borrowings.  Securities collateralizing FHLB borrowings had a carrying value of $193.4 million at March 31, 2011.

Note 4.	Loans

Loans held for investment at March 31, 2011 and September 30, 2010 are summarized as follows:

	March 31,	September 30,
(Dollars in thousands)	2011	2010
Loans
One-to four-family	$120,819	$128,696
Multi-family	79,729	78,183
Nonresidential	183,460	173,403
Construction	40,889	40,294
Land and land development	68,631	70,482
Other	684	2,997
Total loans	494,212	494,055

Deferred loan fees	3,497	3,601
Loans, net of deferred loan fees	490,715	490,454

Allowance for loan losses	11,922	13,419
Net loans	$478,793	$477,035

The Company’s pledges certain loans as collateral for its FHLB borrowings.  Loans collateralizing FHLB borrowings had a carrying value of $238.7 million at March 31, 2011.

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

Credit Rating Process

As discussed in note 1 above, the Company's methodology for estimating the allowance for loan losses incorporates the results of periodic loan evaluations for certain non-homogeneous loans, including non-homogenous loans in lending relationships greater than $2.0 million and any individual loan greater than $1.0 million.  The Company's loan grading system analyzes various risk characteristics of each loan type when considering loan quality, including loan-to-value ratios, current real estate market conditions, location and appearance of properties, income and net worth of any guarantors, and rental stability and cash flows of income-producing nonresidential real estate loans and multi-family loans.  The credit rating process results in one of the following classifications for each loan in order of increasingly adverse classification: Excellent, Good, Satisfactory, Watch List, Special Mention, Substandard, and Impaired.  The Company continually monitors the credit quality of loans in the portfolio through communications with borrowers as well as review of delinquency and other reports that provide information about credit quality.  Credit ratings are updated at least annually with more frequent updates performed for problem loans or when management becomes aware of circumstances related to a particular loan that could materially impact the loan’s credit rating.  Management maintains a classified loan list consisting of watch list loans along with loans rated special mention or lower that is reviewed on a monthly basis by the Company’s Internal Asset Review Committee.

General Allowance

To determine the general allowance, the Company segregates loans by portfolio segment as defined by loan type.  Loans within each segment are then further segregated by credit rating.  The Company determines a base reserve rate for each portfolio segment by calculating the average charge-off rate for each segment over a historical time period determined by management, typically one to three years.  The base reserve rate is then adjusted based on qualitative factors that management believes could result in future loan losses differing from historical experience.  Such qualitative factors can include delinquency rates, loan-to-value ratios, and local economic and real estate conditions.  The base reserve rate plus these qualitative adjustments results in a total reserve rate for each portfolio segment.  A multiple of the total reserve rate for each segment is then applied to the balance of the loans in each segment based on credit rating.  Loans rated Excellent have no associated allowance.  No loans were rated Excellent at March 31, 2011 or September 30, 2010.  Loans rated Good are multiplied by 10% of the total reserve rate, Satisfactory loans are multiplied by 100% of the total reserve rate, and loans rated Watch List, Special Mention, and Substandard are multiplied by 150%, 200%, and 300% of the total reserve rate, respectively.  This tiered structure is used by the Company to account for a higher probability of loss for loans with increasingly adverse credit ratings.

Specific Allowance for Impaired Loans

Impaired loans include loans identified as impaired through our credit rating system as well as loans modified in a troubled debt restructuring.  Loans are identified as impaired when management believes, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement.  Once a loan is identified as impaired, management determines a specific allowance by comparing the outstanding loan balance to net realizable value, which is equal to fair value less estimated costs to sell.  The amount of any allowance recognized is the amount by which the loan balance exceeds the net realizable value.  If the net realizable value exceeds the loan balance, no allowance is recorded.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Of the $41.0 million of loans classified as impaired at March 31, 2011, $39.4 million were considered “collateral dependent” and evaluated using the fair value of collateral method and $1.6 million were evaluated using discounted estimated cash flows.  See note 9 for further discussion of the Company's method for estimating fair value on impaired loans.

Changes to the Allowance for Loan Losses Methodology

As part of the calculation of the allowance for loan losses at March 31, 2011, management modified the Company’s methodology to classify non-owner-occupied one- to four-family loans as non-homogenous loans.  Previously, non-owner-occupied one-to four-family loans were classified as homogenous and, as a result, credit ratings on such loans were not used in the determination of the amount of allowance provided for such loans.  Loan pools are typically considered homogeneous when they consist of a high number of smaller-balance loans.  Due to the significant size and higher risk profile of certain non-owner-occupied one-to four-family loans, management believes that these loans are more appropriately classified as non-homogeneous and that credit ratings should be used as a factor in determining the allowance for loan losses on such loans.  The change in methodology resulted in an $111,000 increase in the allowance for loan losses at March 31, 2011 over that which would have been calculated if there had been no change to the methodology.

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(Dollars in thousands)	One-to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total

Balance, September 30, 2010	$1,260	$1,177	$2,888	$2,700	$5,372	$22	$13,419

Provision	454	977	583	236	(1,526)	(12)	712
Recoveries	1	-	-	23	-	-	24
Charge-offs	(464)	-	-	(933)	(836)	-	(2,233)

Balance, March 31, 2011	$1,251	$2,154	$3,471	$2,026	$3,010	$10	$11,922

(Dollars in thousands)	One-to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total

Balance, September 30, 2009	$1,046	$620	$1,306	$2,729	$2,781	$42	$8,524

Provision	(85)	126	748	532	795	(15)	2,101
Recoveries	3	-	-	127	-	76	206
Charge-offs	(151)	-	-	(294)	(812)	-	(1,257)

Balance, March 31, 2010	$813	$746	$2,054	$3,094	$2,764	$103	$9,574

Details of the allowance for loan losses by portfolio segment and impairment methodology at March 31, 2011 and September 30, 2010 are as follows:

	March 31, 2011
	General Allowance		Specific Allowance					Allowance as
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Total Balance	Total Allowance	Coverage	% of total allowance
One-to four-family	$115,447	$1,227	$5,372	$24	$120,819	$1,251	1.04%	10.5%
Multi-family	79,729	2,154	-	-	79,729	2,154	2.70%	18.1
Nonresidential	172,385	3,053	11,075	418	183,460	3,471	1.89%	29.1
Construction	40,799	1,999	90	27	40,889	2,026	4.96%	17.0
Land and land development	44,135	2,840	24,496	170	68,631	3,010	4.39%	25.2
Other	684	10	-	-	684	10	1.40%	0.1
Total allowance	$453,179	$11,283	$41,033	$639	$494,212	$11,922	2.41%	100.0%

	September 30, 2010
	General Allowance		Specific Allowance					Allowance as
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Total Balance	Total Allowance	Coverage	% of total allowance
One-to four-family	$127,378	$799	$1,318	$461	$128,696	$1,260	0.98%	9.4%
Multi-family	78,183	1,177	-	-	78,183	1,177	1.51%	8.8
Nonresidential	171,143	2,673	2,260	215	173,403	2,888	1.67%	21.5
Construction	37,770	1,818	2,524	882	40,294	2,700	6.70%	20.1
Land and land development	53,921	4,458	16,561	914	70,482	5,372	7.62%	40.0
Other	2,997	22	-	-	2,997	22	0.72%	0.2
Total allowance	$471,392	$10,947	$22,663	$2,472	$494,055	$13,419	2.72%	100.0%

Details regarding classified loans and impaired loans at March 31, 2011 and September 30, 2010 are as follows:

	March 31,	September 30,
(Dollars in thousands)	2011	2010
Special mention
One-to four-family	$4,293	$7,189
Nonresidential	5,362	6,579
Construction	1,675	422
Land and land development	7,950	7,875
Total special mention loans	19,280	22,065

Substandard
One-to four-family	5,914	3,823
Multi-family	12,807	13,539
Nonresidential	442	6,018
Construction	166	166
Land and land development	627	10,270
Total substandard loans	19,956	33,816

Impaired
One-to four-family	5,372	1,318
Nonresidential	11,075	2,260
Construction	90	2,524
Land and land development	24,496	16,561
Total impaired loans	41,033	22,663

Total rated loans	$80,269	$78,544

Included in impaired loans are troubled debt restructurings of $10.6 million and $4.3 million at March 31, 2011 and September 30, 2010, respectively, that had related allowance balances of $220,000 and $281,000, respectively.

During the six months ended March 31, 2011, the Company modified three loans in troubled debt restructurings, including one land and land development loan with an outstanding balance of $760,000, one construction loan with an outstanding balance of $90,000, and one nonresidential loan with a balance of $5.5 million.  The restructuring of the land and land development loan consisted of a reduction in the monthly principal payment requirement to accommodate cash flow difficulties being experienced by the borrower.  This loan had previously been identified as impaired and is considered collateral dependent; therefore, there was no effect on the consolidated financial statements as a result of this modification.  This loan remained on accrual status as the borrower was current at March 31, 2011.  All other loans modified in troubled debt restructurings were classified as non-accrual at March 31, 2011.  The construction loan was previously classified as impaired and considered collateral-dependent, and the restructuring consisted of forgiving past-due principal amounts and eliminating a monthly principal payment requirement.  Since the loan was already classified as impaired, there was no effect on the consolidated financial statements as a result of this modification.  The nonresidential loan was already on nonaccrual status at the time of modification, and the restructuring consisted of a reduction in near-term principal payment requirements as well as forgiving unpaid late charges. Interest recognized on a cash basis on restructured loans was not material.

During the six months ended March 31, 2010, the Company modified one land and land development loan in a troubled debt restructuring.  The restructuring consisted of a reduction in the stated interest rate and capitalization of past-due amounts to accommodate cash flow difficulties being experienced by the borrower.  As a result of the restructuring, the loan was classified as impaired and has since had a specific allowance established using the present value of estimated cash flows.

During the six months ended March 31, 2011, one nonresidential loan with a balance of $2.3 million modified in a troubled debt restructuring in the previous twelve months, which was classified as impaired and on nonaccrual status, remained in default on its restructured payments.

Loans and the related allowance for loan losses summarized by loan type and credit rating at March 31, 2011 are as follows:

(Dollars in thousands)	Total	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
Loans
One-to four-family	$120,819	$-	$23,750	$3,112	$3,756	$648	$5,372	$84,181
Multi-family	79,729	10,721	47,223	-	-	12,807	-	8,978
Nonresidential	183,460	63,276	82,655	2,720	5,362	442	11,075	17,930
Construction	40,889	8,560	16,067	-	684	166	90	15,322
Land and land development	68,631	-	34,351	-	7,950	359	24,496	1,475
Other	684	-	-	-	-	-	-	684
Total loans	$494,212	$82,557	$204,046	$5,832	$17,752	$14,422	$41,033	$128,570

(Dollars in thousands)	Total	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
Allowance for loan losses
One-to four-family	$1,251	$-	$351	$69	$111	$29	$24	$667
Multi-family	2,154	25	1,063	-	-	864	-	202
Nonresidential	3,471	158	2,050	101	266	33	418	445
Construction	2,026	50	942	-	80	29	27	898
Land and land development	3,010	-	1,848	-	855	58	170	79
Other	10	-	-	-	-	-	-	10
Total allowance for loans losses	$11,922	$233	$6,254	$170	$1,312	$1,013	$639	$2,301

Details regarding the delinquency status of the Company’s loan portfolio at March 31, 2011 are as follows:

(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One-to four-family	$120,819	$113,730	$5,627	$-	$129	$697	$286	$350
Multi-family	79,729	77,229	-	2,500	-	-	-	-
Nonresidential	183,460	171,725	5,535	3,940	-	-	-	2,260
Construction	40,889	40,633	-	90	-	-	-	166
Land and land development	68,631	57,497	18	-	31	9,925	20	1,140
Other	684	684	-	-	-	-	-	-
Total	$494,212	$461,498	$11,180	$6,530	$160	$10,622	$306	$3,916

The following is a summary of information pertaining to impaired and non-accrual loans at March 31, 2011 and September 30, 2010:

	March 31, 2011		September 30, 2010
(Dollars in thousands)	Amount	Allowance	Amount	Allowance
Impaired loans with a specific allowance
One-to four-family	$410	$24	$907	$461
Nonresidential	1,221	418	2,260	215
Construction	90	27	2,324	882
Land and land development	2,319	170	4,259	914
Total impaired loans with a specific allowance	$4,040	$639	$9,750	$2,472

Impaired loans for which no specific allowance
is necessary
One-to four-family	$4,962	$-	$410	$-
Nonresidential	9,854	-	-	-
Construction	-	-	201	-
Land and land development	22,177	-	12,302	-
Total impaired loans for which no specific
allowance is necessary	$36,993	$-	$12,913	$-

(Dollars in thousands)	March 31, 2011	September 30, 2010
Nonaccrual loans
One-to four-family	$11,421	$4,576
Nonresidential	11,075	7,830
Construction	255	1,470
Land and land development	12,693	14,667
Total non-accrual loans	$35,444	$28,543

Loans past due ninety days or more and still accruing
Construction	$-	$90
Land and land development	-	1,140
Total loans past due ninety days or more and still accruing	$-	$1,230

The weighted average balance of impaired loans was $29.4 million and $17.6 million for the six months ended March 31, 2011 and 2010, respectively.  Accrued interest on impaired loans was not material at March 31, 2011 or September 30, 2010.  Interest recognized on a cash basis on impaired loans was $229,000 and $584,000 for the three months ended March 31, 2011 and 2010, respectively, and $398,000 and $722,000 for the six months ended March 31, 2011 and 2010, respectively.   Interest recognized on a cash basis on all nonaccrual loans was $423,000 and $898,000 for the three months ended March 31, 2011 and 2010, respectively, and $788,000 and $1.1 million for the six months ended March 31, 2011 and 2010, respectively.

Note 6.	Real Estate Owned

Real estate owned at March 31, 2011 and September 30, 2010 is summarized as follows:

	March 31,	September 30,
(Dollars in thousands)	2011	2010
Real estate owned
Real estate held for sale	$3,717	$3,240
Real estate held for development and sale	7,919	8,341
Total real estate owned	$11,636	$11,581

During the six months ended March 31, 2011, the Company foreclosed on several properties securing loans that had been classified as impaired.  These foreclosures resulted in additions of $2.2 million to real estate owned, including $629,000 classified as held-for-sale comprised of six non-owner-occupied single-family homes and one speculative home, and $1.6 million classified as held-for-development and sale consisting of 23 developed lots for construction of single-family homes and undeveloped land intended for residential development.  These foreclosures were partially offset by sales of real estate owned totaling $1.4 million.  In addition, the Company recognized impairment charges on real estate owned of $781,000 for the six months ended March 31, 2011 as a result of a new appraisal on one piece of undeveloped land as well as a change to the use of an “as-is” appraised value on a retail shopping center from the “upon stabilization” value due to lease-up difficulties.  No impairment charges were recognized in the six months ended March 31, 2010.

Note 7.	Employee Benefit Plans

The Bank has a noncontributory defined benefit pension plan (the Pension Plan) for substantially all of the Bank’s employees. Retirement benefits under this plan are generally based on the employee’s years of service and compensation during the five years of highest compensation in the ten years immediately preceding retirement.

The Pension Plan assets are held in a trust fund by the plan trustee. The trust agreement under which assets of the Pension Plan are held is a part of the Virginia Bankers Association Master Defined Benefit Pension Plan (the Plan). The Plan’s administrative trustee is appointed by the board of directors of the Virginia Bankers Association Benefits Corporation. At March 31, 2011, Reliance Trust Company was investment manager for the Plan. Contributions are made to the Pension Plan, at management’s discretion, subject to meeting minimum funding requirements, up to the maximum amount allowed under the Employee Retirement Income Security Act of 1974 (ERISA), based upon the actuarially determined amount necessary for meeting plan obligations. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned by employees in the future.

The Company uses a September 30 measurement date for the Pension Plan.

Components of net periodic benefit cost for the three and six months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,		Six months ended March 31,
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$143	$224	$286	$351
Interest cost	162	279	324	437
Expected return on plan assets	(218)	(365)	(435)	(572)
Recognized net actuarial loss	16	35	32	54
Net periodic benefit cost	$103	$173	$207	$270

The net periodic benefit cost is included in personnel expense in the consolidated statements of earnings.

Note 8.	Financial Instruments with Off-Balance-Sheet Risk

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since some commitments may expire without being funded, the commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $94.4 million and $130.8 million at March 31, 2011 and September 30, 2010, respectively.  At March 31, 2011, this included $15.1 million of commitments to fund fixed-rate loans with a weighted-average interest rate of 6.1%.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk and recourse provisions involved in issuing letters of credit are essentially the same as those involved in extending loans to customers, and the estimated fair value of these letters of credit, which is included in accrued expenses and other liabilities, was not material at March 31, 2011 and September 30, 2010, respectively. The amount of standby letters of credit was $1.1 million at March 31, 2011 and September 30, 2010. The Company believes it is reasonably possible that it will have to perform on four standby letters of credit totaling $698,000 due to the default of one borrower. The letters of credit are related to a residential development in the Richmond MSA. However, the Company expects that any amounts funded on these letters of credit will add to the value of the related projects and will ultimately be recovered from sale of the development. The Company believes that the likelihood of having to perform on additional standby letters of credit is remote based on the financial condition of the guarantors and the Company’s historical experience.

At March 31, 2011, the Company had rate lock commitments to originate mortgage loans amounting to $2.8 million and mortgage loans held for sale of $249,000 compared to $5.5 million and $2.8 million at September 30, 2010, respectively. At March 31, 2011, the Company had corresponding commitments outstanding of $3.1 million to sell loans on a best-efforts basis compared to $8.3 million at September 30, 2010. These commitments to sell loans are designed to eliminate the Company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

Note 9.	Fair Value Measurements

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

Securities held to maturity: Securities held-to-maturity are recorded at fair value on a non-recurring basis. A held-to-maturity security’s amortized cost is adjusted only in the event that a decline in fair value is deemed to be other-than-temporary. At March 31, 2011, certain held-to-maturity securities were deemed to be other-than-temporarily impaired. These securities are classified as Level 3 securities and were written down to fair value at the balance sheet date determined by discounting estimated future cash flows. Management believes that classification and valuation of these securities, consisting of private-label asset-backed securities, as Level 3 assets was necessary as the market for such securities severely contracted beginning in 2008 and became and has remained inactive since that time. While the market for highly-rated private-label securities with low delinquency levels and high subordination saw significant price improvement in the second half of fiscal 2010, the market for securities similar to those recognized as other-than-temporarily impaired, which had low ratings, high delinquency levels, and low subordination levels, remained inactive. As a result, management does not believe that quoted prices on similar assets were representative of fair value as there were few transactions, and transactions were often executed at distressed prices. Management estimates and discounts future cash flows based on a combination of observable and unobservable inputs, including a security’s subordination percentage, projected delinquency rates, and estimated loss severity given default. These estimates are discounted using observable current market rates for securities with similar credit quality.

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

Loans held for sale: The fair value of loans held for sale is determined using quoted secondary-market prices. If the fair value of a loan is below its carrying value, a lower-of-cost-or-market adjustment is made to reduce the basis of the loan. If fair value exceeds carrying value, no adjustment is made. As such, the Company classifies loans held for sale as Level 2 assets and makes fair value adjustments on a non-recurring basis.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 are summarized below:

	Total	Level 1	Level 2	Level 3
Securities available for sale
U.S. government and federal agencies	$12,342	$-	$12,342	$-
States and political subdivisions	18,130	-	16,162	1,968
Agency mortgage-backed securities	24,099	-	24,099	-
Agency collateralized mortgage obligations	146,025	-	146,025	-
Corporate equity securities	23,657	23,657	-	-
Corporate debt securities	118,147	-	113,123	5,024
Total assets at fair value	$342,400	$23,657	$311,751	$6,992

A rollforward of securities classified as Level 3 measured at fair value on a recurring basis from the prior quarter end is as follows:

Balance of Level 3 assets measured on a recurring basis at December 31, 2010	$6,989
Principal payments in period	(50)
Accretion (amortization) of premiums or discounts	(7)
Increase (decrease) in unrealized gains or losses included in accumulated other comprehensive income	60
Balance of Level 3 assets measured on a recurring basis at March 31, 2011	$6,992

Level 3 securities measured at fair value on a recurring basis at March 31, 2011 consist of one municipal bond and one corporate debt security for which the Company was not able to obtain dealer quotes due to lack of trading activity.  These two securities are measured at fair value based on the observable market price of similar securities adjusted for certain unobservable inputs necessary to account for aspects specific to the securities owned by the Company.

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a non-recurring basis as of March 31, 2011 are included in the table below:

	Total	Level 1	Level 2	Level 3
Non-agency collateralized mortgage obligations	$1,846	-	-	1,846
Impaired loans
One-to-four-family	387	-	-	387
Nonresidential	3,062	-	-	3,062
Construction	63	-	-	63
Land and land development	2,150	-	-	2,150
Real estate owned	3,344	-	-	3,344
Total assets at fair value	$10,852	-	-	10,852

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

Federal Home Loan Bank of Atlanta stock: The carrying amount of restricted stock approximates the fair value based on the redemption provisions.

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

Stock order funds: Due to the short-term nature of these funds, the carrying amount is a reasonable estimate of fair value.

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

The estimated fair values of the Company’s financial instruments at March 31, 2011 and September 30, 2010 are as follows:

	March 31, 2011		September 30, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$312,438	$312,438	$97,909	$97,909
Securities available for sale	342,400	342,400	276,643	276,643
Securities held to maturity	31,128	29,241	35,518	33,497
Net loans	478,793	484,820	477,035	478,892
Loans held for sale	249	249	2,781	2,781
FHLB stock	12,071	12,071	12,542	12,542
Accrued interest receivable	5,013	5,013	4,722	4,722

Financial liabilities:
Deposits	679,110	657,579	647,127	636,612
Stock order funds	242,377	242,377	-	-
FHLB borrowings	190,000	210,836	190,000	221,776
Accrued interest payable	926	926	926	926
Advance payments by borrowers for taxes and insurance	2,448	2,448	2,340	2,340

Off-balance-sheet financial instruments:
Commitments to extend credit	94,380	-	130,815	-
Standby letters of credit	1,063	6	1,063	9

Note 10.  Supplemental Disclosure for Earning Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the mutual to stock conversion was not completed as of March 31, 2011, per share earnings data is not meaningful for this quarter or prior comparative periods and is therefore not presented.

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

Other-Than-Temporary Impairment. Investment securities are reviewed at each quarter-end reporting period to determine whether the fair value is below the current amortized cost. When the fair value of any of our investment securities has declined below its amortized cost, management is required to assess whether the decline is other than temporary. In making this assessment, we consider such factors as the type of investment, the length of time and extent to which the fair value has been below the carrying value, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment long enough to allow for any anticipated recovery. The decision to record a write-down, its amount and the period in which it is recorded could change if management’s assessment of the above factors were different. We do not record impairment write-downs on debt securities when impairment is due to changes in interest rates, since we have the intent and ability to realize the full value of the investments by holding them to maturity. Quoted market value is considered to be fair value for actively traded securities. For privately issued securities, and for thinly traded securities where market quotes are not available, we use estimation techniques to determine fair value. Estimation techniques used include discounted cash flows for debt securities. Additional information regarding our accounting for investment securities is included in note 3 to the notes to the unaudited consolidated financial statements.

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

Comparison of Financial Condition at March 31, 2011 and September 30, 2010

Assets. Total assets at March 31, 2011 were $1.2 billion, an increase of $278.9 million, or 28.7%, from total assets of $971.1 million at September 30, 2010.

Cash and cash equivalents increased $214.5 million to $312.4 million at March 31, 2011 compared to $97.9 million at September 30, 2010, an increase of 219.1%. The increase in cash and cash equivalents was due to the receipt of $242.4 million of stock order funds related to our mutual to stock conversion plus an increase in deposits of $32.0 million, or 4.9%, of which $11.4 million related to the conversion.  On April 28, 2011, $131.0 million of cash was refunded to subscribers whose stock orders were not filled as part of the conversion, $127.5 million of which had been received by March 31, 2011 and is included in the consolidated statements of financial condition.  The foregoing increases in cash and cash equivalents were partially offset by the purchase of agency CMOs for the purpose of meeting qualified thrift lender requirements.

Securities increased $61.4 million, or 19.7%, to $373.5 million at March 31, 2011 compared to $312.2 million at September 30, 2010. The increase was primarily the result of the purchase of $98.5 million of CMOs, $12.5 million of agency bonds and $20.1 million of corporate bonds, partially offset by $44.8 million of normal principal payments on mortgage-backed securities (“MBSs”) and CMOs, $8.2 million of sales of corporate bonds, $4.0 million of sales of corporate equity securities, and $12.2 million of corporate bond maturities.

Total loans, excluding loans held for sale, increased $157,000, less than 1%, to $494.2 million at March 31, 2011 compared to $494.1 million at September 30, 2010. The increase was the net result of new loan originations mostly offset by charge-offs of $2.2 million along with the repayment and refinancing of several loans due to the low interest rate environment. One- to four-family loans declined $7.9 million, land and land development loans declined $1.9 million, and other loans declined $2.3 million. Partially offsetting these decreases were net increases in nonresidential loans of $10.1 million, multi-family loans of $1.5 million, and construction loans of $600,000 primarily relating to predominately pre-leased commercial construction projects that will convert to nonresidential loans upon completion of construction.

Liabilities. Total liabilities at March 31, 2011 were $1.1 billion compared to $844.3 million at September 30, 2010, an increase of $275.3 million, or 32.6%, almost exclusively due to conversion-related funds held in escrow or in deposit accounts pending closing of the conversion.  As noted above, $127.5 million of these funds were returned to subscribers whose stock orders were not filled and $135.0 million was converted to common stock and additional paid-in capital in April 2011.

Total deposits increased $32.0 million, or 4.9%, to $679.1 million at March 31, 2011 compared to $647.1 million at September 30, 2010. The increase in deposits was due to a $12.1 million increase in money market savings and money market checking accounts and a $21.2 million increase in certificates of deposit, both primarily related to the conversion.  This increase was partially offset by the elimination of our traditional passbook savings product, which had a balance of $1.3 million at September 30, 2010.

FHLB borrowings were $190.0 million at March 31, 2011, unchanged from September 30, 2010.

Net worth. Net worth was $130.3 million at March 31, 2011, an increase of $3.6 million from September 30, 2010. The increase was the net result of earnings of $3.8 million and a $197,000 decrease in accumulated other comprehensive income. The components of the decrease in accumulated other comprehensive income include a $516,000 decrease in net unrealized gains on securities available for sale, net of the impact of deferred taxes, a $451,000 decrease in other-than-temporary impairment charges recorded in accumulated other comprehensive income, net of the impact of deferred taxes, and $132,000 of previously unrealized gains on securities available for sale recognized in earnings as the result of sales of securities, net of the impact of deferred taxes.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and March 31, 2010

General. We had net income of $1.7 million for the three months ended March 31, 2011, an increase of $177,000, or 11.3%, from the $1.6 million earned in the quarter ended March 31, 2010. The increase was the net result of a $41,000 decrease in net interest income, a $134,000 increase in the provision for loan losses, a $931,000 decrease in other-than-temporary impairment charges on securities included in earnings, a $241,000 decrease in other service charges and fees, a $366,000 increase in gains on sales of securities, a $32,000 increase in the change in value of call options on equity securities, a $55,000 decrease in other noninterest income, and a $701,000 increase in other noninterest expenses.  Income tax expense was comparable in both periods.

Net Interest Income. Net interest income decreased $41,000, or 0.7%, to $6.2 million in the quarter ended March 31, 2011 from $6.3 million in the quarter ended March 31, 2010. The decrease in net interest income resulted from a decline in total interest and dividend income that exceeded a decline in interest expense on savings deposits and FHLB borrowings.

Total interest and dividend income decreased $1.4 million, or 11.2%, to $11.2 million for the quarter ended March 31, 2011 from $12.6 million for the quarter ended March 31, 2010. Interest income on loans decreased $582,000, or 6.9%, for the quarter ended March 31, 2011 as a result of a 32 basis point decrease in the yield on loans and an $11.3 million decline in the average balance of loans for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. The yield on loans was negatively impacted by our level of nonaccrual loans during the three months ended March 31, 2011 as well as a lower overall interest rate environment.  Additionally, interest and dividend income on investment securities declined $821,000, or 20.2%, primarily due to a decline in the yield on MBSs and CMOs. These securities continue to prepay at accelerated rates due to the efforts of the Federal Reserve to keep home mortgage interest rates low. We expect to continue to purchase shorter-term MBSs and CMOs with significantly lower yields than those MBSs and CMOs that are prepaying in order to meet regulatory qualified thrift lender requirements.  Additionally, interest income on corporate debt securities declined $196,000 primarily due to the maturity of several high-yielding bonds.

Total interest expense decreased $1.4 million, or 21.7%, to $4.9 million for the quarter ended March 31, 2011 from $6.3 million for the quarter ended March 31, 2010. Deposit costs declined $918,000, or 25.6%, and FHLB borrowing costs declined $455,000, or 16.7%. The average balance of interest-bearing deposits increased $9.8 million, or 1.5%, for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 because growth in the average balance of money market savings and money market checking accounts more than offset a decline in the average balance of certificates of deposit. The average interest rate paid on deposits decreased 60 basis points as a result of the lower interest rate environment for deposits in the quarter ended March 31, 2011. Interest paid on FHLB borrowings decreased in 2011 due to a decrease in the average balance of higher-rate borrowings of $30.0 million, resulting in a lower average interest rate paid of 18 basis points.

Provision for Loan Losses. The provision for loan losses increased $134,000 to $290,000 for the quarter ended March 31, 2011 from $156,000 for the quarter ended March 31, 2010. The increase in the provision reflects higher nonperforming loans as well as higher reserve rates resulting from higher historical charge-offs. The increase in the provision reflects an increase in the overall reserve rate of 4 basis points at March 31, 2011 from December 31, 2010 and a $2.6 million increase in total loans compared to an increase in the overall reserve rate of 1 basis point at March 31, 2010 from December 31, 2009 and a $1.2 million increase in total loans.  Net loan charge-offs were $14,000 for the quarter ended March 31, 2011 compared to $86,000 for the quarter ended March 31, 2010.  See note 5 of the notes to the unaudited consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

Gains, Losses, and Impairment Charges on Securities. Other-than-temporary-impairment charges on securities reflected in earnings decreased $931,000 to $382,000 for the quarter ended March 31, 2011 compared to $1.3 million for the quarter ended March 31, 2010. The decrease in impairment charges reflects a current stabilization in the delinquency and loss rates for mortgages underlying our portfolio of non-agency CMOs. Delinquency and loss rates could increase in the future depending on market conditions. Sales of securities resulted in net gains of $364,000 for the quarter ended March 31, 2011 compared to a $2,000 loss for the quarter ended March 31, 2010.

Noninterest Income, Excluding Gains, Losses, and Impairment Charges on Securities. Total other noninterest income decreased $246,000, or 29.4%, for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010, primarily as a result of a $241,000 decrease in other service charges and fees, which was primarily related to late fees received on construction loans, and a $55,000 decrease in gains on the sale of other real estate owned.  These declines were partially offset by a $32,000 increase in the change in fair value of call options on equity securities.

Noninterest Expense. Total noninterest expenses increased $701,000, or 20.2%, to $4.2 million for the quarter ended March 31, 2011 compared to $3.5 million for the quarter ended March 31, 2010. The increase in noninterest expenses was due to a $142,000 increase in personnel expense and a $641,000 increase in other operating expenses.  Other operating expenses for the three months ended March 31, 2011 included a decrease of $82,000 in foreclosure expenses compared to the three months ended March 31, 2010 as well as $781,000 in impairment charges on real estate owned compared to no impairment charges on real estate owned in the three months ended March 31, 2010. The impairment charges were the result of obtaining an updated appraisal on one property consisting of undeveloped land as well as changing to the use of an “as-is” appraisal value rather than the “upon stabilization” value for a shopping center that we have had more difficulty than anticipated in leasing-up.  These increases were partially offset by a decrease of $47,000 in advertising expense and a $24,000 decrease in occupancy expense resulting from lower real estate and personal property taxes.

Income Tax Expense. Income tax expense was $597,000 for the quarter ended March 31, 2011 compared to $599,000 for the quarter ended March 31, 2010. The effective income tax expense rate for the quarter ended March 31, 2011 was 25.6% compared to 27.8% for the quarter ended March 31, 2010.

Comparison of Operating Results for the Six Months Ended March 31, 2011 and March 31, 2010

General. We had net income of $3.8 million for the six months ended March 31, 2011, an increase of $1.2 million, or 45.7%, from the $2.6 million earned in the six months ended March 31, 2010. The increase was the net result of a $992,000 increase in net interest income, a $1.4 million decrease in the provision for loan losses, a $1.8 million decrease in other-than-temporary impairment charges on securities included in earnings, a $284,000 decrease in other service charges and fees, a $1.7 million decrease in gains on sales of securities, a $35,000 increase in the change in value of call options on equity securities, a $39,000 increase in other noninterest income, a $499,000 increase in other noninterest expenses, and a $664,000 increase in income tax expense.

Net Interest Income. Net interest income increased $992,000, or 8.5%, to $12.7 million in the six months ended March 31, 2011 from $11.7 million in the six months ended March 31, 2010. The increase in net interest income resulted from a decline in total interest and dividend income that was more than offset by lower interest expense on savings deposits and FHLB borrowings.

Total interest and dividend income decreased $2.0 million, or 8.1%, to $22.7 million for the six months ended March 31, 2011 from $24.7 million for the six months ended March 31, 2010. Interest income on loans decreased $443,000, or 2.7%, for the six months ended March 31, 2011 compared to the six months ended March 31, 2010 as a result of a $14.8 million decline in the average balance of loans. The interest income on loans was also negatively impacted by our level of nonaccrual loans during the six months ended March 31, 2011.  Additionally, interest and dividend income on investment securities declined $1.6 million, or 19.3%, primarily due to a decline in the yield on MBSs and CMOs. These securities continue to prepay at accelerated rates due to the efforts of the Federal Reserve to keep home mortgage interest rates low. For the purpose of meeting the regulatory qualified thrift lender requirements, we expect to continue to purchase shorter-term MBSs and CMOs with significantly lower yields than those MBSs and CMOs that are pre-paying.  Additionally, interest income on corporate debt securities declined $221,000 primarily due to the maturity of several high-yielding bonds.

Total interest expense decreased $3.0 million, or 23.0%, to $10.0 million for the six months ended March 31, 2011 from $13.0 million for the six months ended March 31, 2010. Deposit costs declined $2.1 million, or 27.6%, and FHLB borrowing costs declined $927,000, or 16.8%. The average balance of interest-bearing deposits increased $3.4 million, or 0.5%, for the six months ended March 31, 2011 compared to the six months ended March 31, 2010 because growth in money market savings and money market checking accounts more than offset a decline in certificates of deposit. The average interest rate paid on deposits decreased 65 basis points as a result of the lower interest rate environment for deposits in the six months ended March 31, 2011.  Interest paid on FHLB borrowings decreased in 2011 due to a decrease in the average balance of higher-rate borrowings of $30.7 million, resulting in a lower average interest rate paid of 17 basis points.

Provision for Loan Losses. The provision for loan losses decreased $1.4 million to $712,000 for the six months ended March 31, 2011 from $2.1 million for the six months ended March 31, 2010. The decrease in the provision reflects a decrease in the overall reserve rate of 31 basis points at March 31, 2011 from September 30, 2010 and a $157,000 increase in total loans compared to an increase in the overall reserve rate of 24 basis points at March 31, 2010 from September 30, 2009 offset by a $9.5 million decrease in total loans.  Changes in reserve rates reflected changes in loan ratings.  Total classified loans decreased $1.7 million in the six months ended March 31, 2011 compared to an increase in classified loans of $17.7 million in the six months ended March 31, 2010.  Net loan charge-offs were $2.2 million for the six months ended March 31, 2011 compared to $1.1 million for the six months ended March 31, 2010.  See note 5 of the notes to the unaudited consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

Gains, Losses, and Impairment Charges on Securities. Other-than-temporary-impairment charges on securities reflected in earnings decreased $1.8 million to $681,000 for the six months ended March 31, 2011 compared to $2.5 million for the six months ended March 31, 2010. The decrease in impairment charges reflects a current stabilization in the delinquency and loss rates for mortgages underlying our portfolio of non-agency CMOs. Delinquency and loss rates could increase in the future depending on market conditions. Sales of securities resulted in gains of $265,000 for the six months ended March 31, 2011 compared to $2.0 million for the six months ended March 31, 2010.

Noninterest Income, Excluding Gains, Losses, and Impairment Charges on Securities. Total other noninterest income decreased $147,000, or 9.8%, for the six months ended March 31, 2011 compared to the six months ended March 31, 2010, primarily as a result of a $285,000 decrease in other service charges and fees, which was primarily related to late fees received on construction loans, partially offset by a $74,000 increase in gains on sales of loans, a $45,000 increase in gains on the sale of other real estate owned, and a $35,000 increase in the change in fair value of call options on equity securities.

Noninterest Expense. Total noninterest expenses increased $499,000, or 7.0%, to $7.6 million for the six months ended March 31, 2011 compared to $7.1 million for the six months ended March 31, 2010. The increase in noninterest expenses was due to a $142,000 increase in personnel expense and a $795,000 increase in other operating expenses.  Other operating expenses for the six months ended March 31, 2011 included $781,000 in impairment charges on real estate owned compared to no impairment charges on real estate owned in the six months ended March 31, 2010. The impairment charges were the result of obtaining an updated appraisal on one property consisting of undeveloped land as well as changing to the use of an “as-is” appraisal value rather than an “upon stabilization” value for a shopping center that we have had more difficulty than anticipated leasing-up.  These increases were partially offset by a decrease of $48,000 in advertising expense, a $33,000 decrease in FDIC premiums, and a $48,000 decrease in occupancy expense resulting from lower real estate and personal property taxes as well as lower repairs and maintenance expenses.

Income Tax Expense. Income tax expense was $1.5 million for the six months ended March 31, 2011 compared to $840,000 for the six months ended March 31, 2010. The effective income tax expense rate for the six months ended March 31, 2011 was 28.5% compared to 24.5% for the six months ended March 31, 2010.

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

	For the Three Months Ended March 31,
	2011			2010
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One- to four-family	$121,089	$2,072	6.94%	$135,976	$2,365	7.05%
Multi-family	77,756	1,337	6.97%	79,114	1,304	6.68%
Nonresidential	183,264	3,080	6.82%	143,713	2,420	6.83%
Construction	41,572	523	5.10%	68,132	735	4.38%
Land and land development	68,624	773	4.57%	74,420	1,529	8.33%
Other	809	15	7.52%	3,017	29	3.90%
Total loans	493,114	7,800	6.42%	504,372	8,382	6.74%
Securities:
Collateralized mortgage obligations	153,237	1,165	3.08%	128,089	1,648	5.22%
Mortgage-backed securities	31,651	295	3.78%	42,692	446	4.24%
States and political subdivisions	18,738	210	4.55%	21,228	232	4.43%
U. S. government agencies	10,303	25	0.98%	-	-	-
Corporate equity securities	24,829	72	1.18%	22,610	81	1.45%
Corporate debt securities	122,884	1,538	5.07%	136,588	1,734	5.15%
Total securities	361,642	3,305	3.71%	351,207	4,141	4.78%
Investment in FHLB stock	12,071	24	0.81%	13,510	9	0.27%
Other interest-earning assets	66,642	33	0.21%	79,739	44	0.22%
Total interest-earning assets	933,469	11,162	4.85%	948,828	12,576	5.38%
Allowance for loan losses	(12,098)			(10,083)
Noninterest-earning assets	91,999			69,947
Total assets	$1,013,370			$1,008,692
Liabilities and equity:
Interest-bearing liabilities:
Deposits:
Passbook savings	$-	-		$2,732	7	1.04%
Money market savings	227,218	515	0.92%	209,552	740	1.43%
Money market checking	46,586	108	0.94%	31,509	114	1.47%
Certificates of deposit	390,036	2,049	2.13%	410,295	2,729	2.70%
Total interest-bearing deposits	663,840	2,672	1.63%	654,088	3,590	2.23%
FHLB borrowings	190,000	2,266	4.84%	220,000	2,721	5.02%
Total interest-bearing liabilities	853,840	4,938	2.35%	874,088	6,311	2.93%
Noninterest bearing liabilities	28,178			10,296
Total liabilities	882,018			884,384
Retained earnings	127,967			127,354
Accumulated other comprehensive income (loss)	3,385			(3,046)
Total net worth	131,352			124,308
Total liabilities and net worth	$1,013,370			$1,008,692
Net interest income		$6,224			$6,265
Interest rate spread (1)			2.50%			2.45%
Net interest margin (2)			2.70%			2.68%
Average interest-earning assets to average interest-bearing liabilities			109.33%			108.55%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	For the Six Months Ended March 31,
	2011			2010
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One- to four-family	$123,798	$4,384	7.10%	$122,254	$4,340	7.12%
Multi-family	77,179	2,624	6.82%	95,139	3,156	6.65%
Nonresidential	178,427	6,082	6.84%	139,164	4,645	6.69%
Construction	41,815	1,100	5.28%	70,212	1,536	4.39%
Land and land development	69,323	1,736	5.02%	76,440	2,667	7.00%
Other	1,925	57	5.94%	4,068	82	4.04%
Total loans	492,467	15,983	6.51%	507,277	16,426	6.49%
Securities:
Collateralized mortgage obligations	140,972	2,293	3.26%	126,583	3,307	5.24%
Mortgage-backed securities	33,059	641	3.89%	44,148	947	4.30%
States and political subdivisions	19,598	429	4.39%	22,180	479	4.33%
U. S. government agencies	8,630	38	0.88%	-	-	-
Corporate equity securities	23,382	155	1.33%	23,939	177	1.48%
Corporate debt securities	123,192	3,038	4.94%	135,963	3,259	4.81%
Total securities	348,833	6,594	3.79%	352,813	8,169	4.64%
Investment in FHLB stock	12,197	37	0.61%	13,510	23	0.34%
Other interest-earning assets	68,250	77	0.23%	71,811	75	0.21%
Total interest-earning assets	921,747	22,691	4.94%	945,411	24,693	5.24%
Allowance for loan losses	(12,457)			(9,528)
Noninterest-earning assets	83,122			68,561
Total assets	$992,412			$1,004,444
Liabilities and equity:
Interest-bearing liabilities:
Deposits:
Passbook savings	$22	-		$3,349	17	1.02%
Money market savings	226,055	1,026	0.91%	203,392	1,474	1.45%
Money market checking	45,066	212	0.94%	27,928	208	1.49%
Certificates of deposit	381,872	4,199	2.21%	414,931	5,805	2.81%
Total interest-bearing deposits	653,015	5,437	1.67%	649,600	7,504	2.32%
FHLB borrowings	190,000	4,582	4.84%	220,714	5,509	5.01%
Total interest-bearing liabilities	843,015	10,019	2.38%	870,314	13,013	3.00%
Noninterest bearing liabilities	19,803			9,707
Total liabilities	862,818			880,021
Retained earnings	126,767			127,571
Accumulated other comprehensive income (loss)	2,827			(3,148)
Total net worth	129,594			124,423
Total liabilities and net worth	$992,412			$1,004,444
Net interest income		$12,672			$11,680
Interest rate spread (1)			2.56%			2.24%
Net interest margin (2)			2.76%			2.48%
Average interest-earning assets to average interest-bearing liabilities			109.34%			108.63%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010			Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$(185)	$(397)	$(582)	$(584)	$141	$(443)
Securities	337	(1,173)	(836)	(92)	(1,483)	(1,575)
Investment in FHLB stock	(3)	18	15	(6)	20	14
Other interest earning assets	(6)	(5)	(11)	(9)	11	2
Total	143	(1,557)	(1,414)	(691)	(1,311)	(2,002)
Interest expense:
Deposits:
Passbook savings	(4)	(3)	(7)	(9)	(8)	(17)
Money market savings	161	(386)	(225)	403	(851)	(448)
Money market checking	93	(99)	(6)	195	(191)	4
Certificates of deposit	(129)	(551)	(680)	(436)	(1,170)	(1,606)
FHLB borrowings	(359)	(96)	(455)	(745)	(182)	(927)
Total	(238)	(1,135)	(1,373)	(592)	(2,402)	(2,994)
Increase (decrease) in net interest income	$381	$(422)	$(41)	$(99)	$1,091	$992

Asset Quality

Nonperforming Assets (NPAs)

At March 31, 2011, nonperforming assets totaled $47.1 million, an increase of $5.7 million from $41.4 million at September 30, 2010. Our level of NPAs remains elevated over historical experience as a result of stresses in the real estate market, which are largely a result of the broader and extended economic slowdown. While we intend to actively work to reduce our NPAs, these levels of nonperforming assets are likely to remain elevated in the near term as problem loans work to resolution, which may be foreclosure.

Nonperforming assets at March 31, 2011 included $35.4 million in nonperforming loans (NPLs) as summarized in the table below. The following table reflects the balances and changes from the prior quarter:

(Dollars in thousands)	March 31, 2011	December 31, 2010	Change
Nonaccrual loans:
One-to four-family	$11,421	$4,444	$6,977
Nonresidential	11,075	7,807	3,268
Construction	255	166	89
Land and land development	12,693	12,938	(245)
Total	35,444	25,355	10,089

Accruing loans past due 90 days or more:
Construction	-	290	(290)
Land and land development	-	1,140	(1,140)
Total	-	1,430	(1,430)
Total non-performing loans	$35,444	$26,785	$8,659

At March 31, 2011, the allowance for loan losses as a percentage of total loans was 2.41% compared to 2.37% at December 31, 2010 and 2.72% at September 30, 2010 while total loans increased $2.6 million and $157,000 for the three months ended March 31, 2011 and December 31, 2010, respectively.  Management notes that while the level of nonperforming loans increased significantly at March 31, 2011 compared to December 31, 2010, many of the Company’s loans, once identified as impaired, have resulted in little or no specific allowance due to sufficient collateral values.  This has resulted in decreases to the allowance for loan losses as these loans were more heavily provided for when evaluated collectively than when evaluated individually.  As a result, the allowance for loan losses did not increase in proportion to the increase in nonperforming or classified loans.  See note 5 of the notes to the unaudited consolidated financial statements for further analysis of the allowance for loan losses.

The following table sets forth selected asset quality data and ratios for the dates indicated:

(Dollars in thousands)	March 31, 2011	September 30, 2010
Nonperforming loans	$35,444	$29,773
Real estate owned	11,636	11,581
Total non-performing assets	$47,080	$41,354

Allowance for loan losses	$11,922	$13,419
Total loans	$494,212	$494,055

Ratios
Allowance as a percentage of total loans	2.41%	2.72%
Allowance as a percentage of nonperforming loans	33.64%	45.07%
Total non-performing loans to total loans	7.17%	6.03%
Total non-performing loans to total assets, excluding stock order funds	3.52%	3.07%
Total non-performing assets to total assets, excluding stock order funds	4.67%	4.26%

At March 31, 2011, nonaccrual loans were primarily comprised of the following:

•	Land and land development loans:

-
One loan on 305 acres of undeveloped land in central Virginia proposed for a multi-use development within a planned unit development. This loan had a balance of $4.9 million and was rated substandard at March 31, 2011. The collateral was valued at $12.2 million based upon a December 2010 appraisal, and a specific allowance calculation on this loan resulted in no allowance at March 31, 2011 due to sufficient collateral.

-
One loan on 314 acres of undeveloped land in central Virginia proposed for multi-use development within a planned unit development. This loan is a participation loan with two other banks, each having a one-third interest. The balance of the Bank’s portion of this loan was $4.9 million and was rated substandard at March 31, 2011. The collateral was valued at $37.1 million (of which $12.4 million is attributable to the Bank) based upon a November 2010 appraisal, and a specific allowance calculation on this loan resulted in no allowance at March 31, 2011 due to sufficient collateral.

-
One loan on 71 single-family lots and 58 acres of developed land in central Virginia. As of March 31, 2011, nine single-family lots had been sold. The loan is a participation with another bank and was current at March 31, 2011. Our participation interest is 62%, and our balance on this loan was $1.6 million at March 31, 2011. This loan was modified in a troubled debt restructuring during the year ended September 30, 2010 and had a related specific allowance of $133,000 at March 31, 2011.

-
One loan on 18 developed residential lots plus approximately 16 acres of land zoned for residential development in central Virginia.  This loan had a balance of $943,000 and was rated substandard at March 31, 2011.  The collateral was valued at $1.1 million based upon a September 2010 appraisal, and a specific allowance calculation on this loan resulted in no allowance at March 31, 2011 due to sufficient collateral.

•	Nonresidential real estate loans:

-
One loan on a 37,880 square foot strip shopping center in northern Virginia with four available out-parcel sites, two of which have contingent ground leases in negotiation that, if consummated, will improve the cash flow of the property. The shopping center, which is 29% leased, is within one mile of a major regional shopping center. The loan is a participation with two other banks, and our participation portion is approximately 32%. Our balance at March 31, 2011 was $2.3 million. This loan was modified in a troubled debt restructuring during the year ended September 30, 2010.  Based upon an April 2011 appraisal valuing the collateral at $8.3 million (of which $2.7 million is attributable to the Bank), no specific allowance was necessary at March 31, 2011 due to sufficient collateral. While the loan was over 180 days delinquent and on nonaccrual status at March 31, 2011, the lenders have not taken any action on this loan pending the results of the contingent ground lease negotiations.

-
One loan on two shopping centers in North Carolina under one deed of trust with 84,000 total leasable square feet. The shopping centers do not generate sufficient cash flow to service the loan debt. The loan balance was $5.5 million at March 31, 2011. The loan was 31-60 days delinquent and on nonaccrual status at March 31, 2011. The two shopping centers have a combined appraised value of $7.4 million based upon a December 2010 appraisal.  A specific allowance calculation on this loan resulted in no allowance at March 31, 2011 due to sufficient collateral.

-
One loan secured by a day care center and twenty-six developed lots in central Virginia.  This loan had a balance of $2.1 million and was fewer than 30 days delinquent at March 31, 2011.  The collateral for this loan was valued at $3.6 million based on a March 2010 appraisal of the day care center and the estimated value of the lots.  We have three other loans to entities controlled by the guarantor on this loan as described below in the section regarding nonaccrual one-to four-family loans.  A specific allowance calculation on this loan resulted in no allowance at March 31, 2011 due to sufficient collateral.

-
One loan on a 21,600 square foot shopping center in central Virginia with two outparcels.  The shopping center was 83% leased but was not generating sufficient cash flow to service the loan debt at March 31, 2011.  This loan is a participation with three other banks, and our participation is approximately 22%.  Our balance at March 31, 2011 was $1.2 million.  Based upon a February 2011 appraisal valuing the collateral at $4.0 million (of which $890,000 was attributable to the Bank), a specific allowance calculation resulted in an allowance of $419,000 at March 31, 2011.

•	One-to four-family

-	Fifty-one loans on one-to four-family residential properties in central Virginia to multiple borrowers with an aggregate balance of $6.5 million at March 31, 2011.

-
Three loans outstanding to separate entities controlled by the same guarantor totaling $4.9 million secured by twenty-five one-to four-family homes, twenty-three of which are currently leased. These loans were 31-60 days delinquent at March 31, 2011.  A specific allowance calculation on this loan resulted in no allowance at March 31, 2011 due to sufficient collateral.

The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated in accordance with OTS loan classification definitions.

(Dollars in thousands)	March 31, 2011	September 30, 2010
Loans:
Special mention loans	$19,280	$22,065
Substandard loans	60,989	56,479
Total criticized and classified loans	80,269	78,544
Securities:
Substandard	21,948	29,414
Doubtful	2,446	3,063
Total classified securities	24,394	32,477
Total criticized and classified assets	$104,663	$111,021

At March 31, 2011, substandard loans, other than nonperforming loans, were comprised primarily of the following:

-
One loan on a mixed use development on 257 acres in central Virginia that, as proposed, will contain 80,000 square feet of retail space, a 280 unit apartment complex and more than 300 attached and detached single family lots. Construction of the apartment complex is expected to begin by mid-2011. As of March 31, 2011, 64 single-family lots had been sold. Payments of principal and interest are made as lots are sold. This loan had a balance of $11.3 million at March 31, 2011 and was identified as impaired. During the three months ended March 31, 2011, this loan was returned to accrual status after it was brought current and had multiple non-contingent contracts for the sale of single-family lots scheduled to close by December 31, 2011.  At March 31, 2011, the loan was under 30 days delinquent. The development has an appraised value of $19.6 million based on a December 2010 appraisal.

-
Three loans on an apartment complex in central Virginia totaling $11.6 million. The project has approximately 600 units, of which approximately 250 units were rented at March 31, 2011. Based upon current occupancy, the apartment complex does not generate enough cash to service the debt and requires support from the guarantor. The apartment complex is valued at $15.0 million based upon a January 2011 appraisal.

-
One loan on a 64-unit apartment complex in central Virginia with a balance of $1.3 million at March 31, 2011. The apartment complex was approximately 25% leased at March 31, 2011 and does not generate enough cash to service the debt and requires support from the guarantor.

Liquidity and Capital Resources

Liquidity

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and corporate bonds. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $312.4 million. Cash and cash equivalents at March 31, 2011 included cash received for stock subscriptions as part of the conversion of the MHC as discussed above in the “Comparison of Financial Condition at March 31, 2011 and September 30, 2010.”  Securities classified as available-for-sale, whose aggregate market value exceeds cost, provide additional sources of liquidity and had a market value of $249.1 million at March 31, 2011. In addition, at March 31, 2011, we had the ability to borrow a total of approximately $128.1 million in additional funds from the FHLB. Additionally, we established a borrowing arrangement with the Federal Reserve Bank of Richmond, although no borrowings have occurred and no assets have been pledged to date. We intend to use corporate bonds as collateral for this arrangement and had unpledged corporate bonds with an estimated fair value of $118.1 million at March 31, 2011.

At March 31, 2011, we had $94.4 million in loan commitments outstanding, which included $78.3 million in undisbursed loans. Certificates of deposit due within one year of March 31, 2011 totaled $261.6 million. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of eight full-service retail banking offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity.

Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. In addition, the Bank is required to notify the OTS before paying dividends to the Parent.

The regulations require that savings institutions meet three capital requirements: a core capital requirement, a tangible capital requirement, and a risk-based capital requirement. The Tier 1 capital regulations require a savings institution to maintain Tier 1 capital of not less than 4% of adjusted total assets. The tangible capital regulations require savings institutions to maintain tangible capital of not less than 1.5% of adjusted total assets. The risk-based capital regulations require savings institutions to maintain capital of not less than 8% of risk-weighted assets.

At March 31, 2011, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OTS.  There are no conditions or events that management believes have changed the Bank’s classification.  The following table reflects the level of required capital and actual capital of the Bank at March 31, 2011 and September 30, 2010:

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of March 31, 2011
Tier 1 capital	$103,575	8.49%	$48,795	4.00%	$61,352	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	103,575	14.27	29,042	4.00	43,563	6.00
(to risk weighted assets)

Tangible capital	103,575	8.49	18,298	1.50	18,298	1.50
(to adjusted tangible assets)

Risk-based capital	112,678	15.52	58,084	8.00	72,605	10.00
(to risk weighted assets)

As of September 30, 2010
Tier 1 capital	$103,183	10.90%	$37,877	4.00%	$47,616	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	103,183	14.12	29,234	4.00	43,850	6.00
(to risk weighted assets)

Tangible capital	103,183	10.90	14,204	1.50	14,204	1.50
(to adjusted tangible assets)

Risk-based capital	112,341	15.37	58,467	8.00	73,084	10.00
(to risk weighted assets)

There were no dividends declared by the Bank to the Parent in the three or six months ended March 31, 2011.  Additionally, no contributions were made by the Parent to the Bank in the three or six months ended March 31, 2011.

The tangible capital percentages at March 31, 2011 were temporarily reduced by the cash received for stock subscriptions as part of the conversion of the MHC.  At March 31, 2011, these amounts were included as liabilities of the Bank and temporarily inflated the Bank’s assets and liabilities.

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at March 31, 2011 and September 30, 2010 (dollars in thousands):

	March 31, 2011
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Tangible capital	Risk-based capital
GAAP capital	$109,453	$109,453	$109,453	$109,453
Accumulated gains on certain available- for-sale securities	(3,108)	(3,108)	(3,108)	(3,108)
Disallowed deferred tax assets	(4,052)	(4,052)	(4,052)	(4,052)
Pension plan	1,282	1,282	1,282	1,282
General allowance for loan losses	-	-	-	9,103
Regulatory capital – computed	$103,575	$103,575	$103,575	$112,678

	September 30, 2010
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Tangible capital	Risk-based capital
GAAP capital	$107,305	$107,305	$107,305	$107,305
Accumulated gains on certain available- for-sale securities	(4,745)	(4,745)	(4,745)	(4,745)
Disallowed deferred tax assets	(659)	(659)	(659)	(659)
Pension plan	1,282	1,282	1,282	1,282
General allowance for loan losses	-	-	-	9,158
Regulatory capital – computed	$103,183	$103,183	$103,183	$112,341

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

For the year ended September 30, 2010 and the six months ended March 31, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Analysis

Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a 50 to 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The following table presents the change in the present value of Franklin Federal’s equity at March 31, 2011 that would occur in the event of an immediate change in interest rates based on management assumptions. The table does not include the effect of approximately $30.1 million of investable assets held by Franklin Financial Corporation MHC at March 31, 2011.

	Present Value of Equity
Change in	Market
Basis Points	Value	$ Change	% Change
	(Dollars in thousands)
-100	$114,999	$(2,978)	(2.5)%
-50	116,892	(1,085)	(0.9)
0	117,977	-	-
50	113,507	(4,470)	(3.8)
100	108,842	(9,135)	(7.7)
200	96,156	(21,821)	(18.5)
300	85,052	(32,925)	(27.9)

Using the same assumptions as above, the sensitivity of our projected net interest income for the twelve months ending March 31, 2012 is as follows:

	Projected Net Interest Income
Change in	Net Interest
Basis Points	Income	$ Change	% Change
	(Dollars in thousands)
-100	$25,212	$(2,264)	(8.2)%
-50	26,683	(793)	(2.9)
0	27,476	-	-
50	27,368	(108)	(0.4)
100	27,196	(280)	(1.0)
200	26,834	(642)	(2.3)
300	26,093	(1,383)	(5.0)

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

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Our management believes that such routine legal proceedings, in the aggregate, are immaterial to our consolidated financial condition and results of operations.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on February 22, 2011.  As of March 31, 2011, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The effective date of the Company’s Registration Statement on Form S-1 (File No. 333-171108) was February 11, 2011. The offering was consummated on April 27, 2011 with the sale of 13,886,250 shares of  common stock registered pursuant to the Registration Statement. Sandler O’Neill + Partners, L.P. acted as financial advisor and managed the subscription offering. The class of securities registered was common stock, par value $0.01 per share. The aggregate amount of such securities registered was 14,302,838, of which 416,588 shares were contributed to The Franklin Federal Foundation and 13,886,250 shares were sold to certain members of the MHC and the Bank’s employee stock ownership plan for aggregate proceeds of $138.9 million. As of April 30, 2011, the expenses incurred in connection with the stock offering were $3.9 million, including expenses paid to Sandler O’Neill + Partners, L.P. of $907,000, attorney and accounting fees of $1.0 million and other expenses of $2.0 million, including a contribution of $1.4 million to The Franklin Federal Foundation. The net proceeds resulting from the offering after deducting expenses were $135.0 million. The net proceeds have initially been invested in securities and cash and cash equivalents.

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

(1)
Incorporated herein by reference to Exhibit 3.1 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.

(2)
Incorporated herein by reference to Exhibit 3.2 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.

(3)
Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), as amended, initially filed with the Securities and Exchange Commission on December 10, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION
Registrant

May 13, 2011	By:	/s/ Richard T. Wheeler, Jr.
Richard T. Wheeler, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 13, 2011	By:	/s/ Donald F. Marker
Donald F. Marker
Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)