Form 10-Q
period 2011-06-30
Franklin Financial Corp
filed 2011-08-12
CIK 1505823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was  required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was reported to submit and post such files).  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No  ☒

14,302,838 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at August 1, 2011.

FRANKLIN FINANCIAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands)	June 30, 2011	September 30, 2010
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$10,722	$7,401
Interest-bearing deposits in other banks	63,490	90,028
Money market investments	41,740	480
Total cash and cash equivalents	115,952	97,909

Securities available for sale	407,971	276,643
Securities held to maturity	29,465	35,518

Loans, net of deferred loan fees	494,522	490,454
Less allowance for loan losses	13,432	13,419
Net loans	481,090	477,035

Loans held for sale	1,243	2,781
Federal Home Loan Bank stock	11,362	12,542
Office properties and equipment, net	6,203	6,099
Real estate owned	9,571	11,581
Accrued interest receivable:
Loans	2,446	2,442
Mortgage-backed securities and collateralized mortgage obligations	818	667
Other investment securities	1,608	1,613
Total accrued interest receivable	4,872	4,722

Cash surrender value of bank-owned life insurance	31,386	30,430
Prepaid expenses and other assets	16,221	15,795
Total assets	$1,115,336	$971,055

Liabilities and Stockholders’ Equity
Deposits:
Savings deposits	$271,296	$266,694
Time deposits	391,783	380,433
Total deposits	663,079	647,127

Federal Home Loan Bank borrowings	190,000	190,000
Advance payments by borrowers for property taxes and insurance	1,663	2,340
Accrued expenses and other liabilities	3,898	4,819
Total liabilities	858,640	844,286

Commitments and contingencies (see note 9)

Stockholders’ equity:
Common stock: $0.01 par value; 75,000,000 shares authorized; 14,302,828 and 0 shares issued and outstanding, respectively	143	-
Additional paid-in capital	142,845	-
Unearned ESOP shares	(11,295)	-
Undistributed stock-based deferral plan shares: 245,783 and 0 shares, respectively	(2,533)	-
Retained earnings	124,833	124,339
Accumulated other comprehensive income	2,703	2,430
Total stockholders’ equity	256,696	126,769
Total liabilities and stockholders’ equity	$1,115,336	$971,055

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Three and Nine Months Ended June 30, 2011 and 2010 (Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest and dividend income:
Interest and fees on loans	$8,015	$8,030	$23,998	$24,455
Interest on deposits in other banks	89	45	166	120
Interest and dividends on securities:
Taxable	3,564	3,956	10,036	11,981
Nontaxable	78	81	237	249
Total interest and dividend income	11,746	12,112	34,437	36,805
Interest expense:
Interest on deposits	2,547	3,348	7,984	10,851
Interest on borrowings	2,291	2,628	6,873	8,137
Total interest expense	4,838	5,976	14,857	18,988
Net interest income	6,908	6,136	19,580	17,817
Provision for loan losses	1,825	1,661	2,537	3,762
Net interest income after provision for loan losses	5,083	4,475	17,043	14,055
Noninterest income (expense) :
Service charges on deposit accounts	11	11	31	40
Other service charges and fees	87	91	240	528
Gains on sales of loans	40	57	255	199
Gains on sales of securities, net	-	36	265	2,012
Impairment of securities, net:
Impairment of securities	(1,157)	(985)	(1,943)	(3,945)
Less: Impairment recognized in other comprehensive income	96	-	(9)	(456)
Net impairment reflected in earnings	(1,253)	(985)	(1,934)	(3,489)
Increase in cash surrender value of bank-owned life insurance	321	320	956	958
Other operating income	179	197	511	454
Total noninterest income (expense)	(615)	(273)	324	702
Other noninterest expenses:
Personnel expense	2,270	1,893	6,269	5,751
Occupancy expense	209	193	617	649
Equipment expense	226	219	672	655
Advertising expense	53	38	125	159
Federal deposit insurance premiums	315	287	833	838
Fee on early retirement of FHLB borrowings	-	-	-	318
Contributions to The Franklin Federal Foundation	5,555	-	5,555	-
Other operating expenses	959	756	3,142	2,144
Total other noninterest expenses	9,587	3,386	17,213	10,514
Income (loss) before provision for income taxes	(5,119)	816	154	4,243
Federal and state income tax (benefit) expense	(1,844)	185	(340)	1,024
Net income (loss)	$(3,275)	$631	$494	$3,219

Basic net income (loss) per common share(1)	$(0.25)	N/A	$0.04	N/A

Diluted net income (loss) per common share(1)	$(0.25)	N/A	$0.04	N/A

(1)	Weighted-average shares used in the calculation of basic and diluted earnings per share were calculated from April 27, 2011 to June 30, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income and Changes in Stockholders’ Equity
Nine Months Ended June 30, 2011 and 2010 (Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Undistributed Stock-Based Deferral Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2009	$-	$-	$-	$-	$125,420	$(1,782)	$123,638

Net income					3,219	-	3,219
Other comprehensive income (loss):
Net unrealized holding gains arising during the period, net of income tax expense of $1,818						901	901

Reclassification adjustment for gains included in net earnings, net of income tax expense of $631						(1,030)	(1,030)

Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization, net of income tax benefit of $220						(359)	(359)

Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit, net of income tax expense of $391						638	638

Comprehensive income							3,369

Balance at June 30, 2010	$-	$-	$-	$-	$128,639	$(1,632)	$127,007

Balance at September 30, 2010	$-	$-	$-	$-	$124,339	$2,430	$126,769
Issuance of common stock	143	142,885					143,028
Common stock issuance costs		(2,602)					(2,602)
Shares purchased by ESOP			(11,442)				(11,442)
Shares purchased by stock-based deferral plan		2,533		(2,533)
ESOP shares allocated		29	147				176
Net income					494	-	494
Other comprehensive loss:
Net unrealized holding losses arising during the period, net of income tax benefit of $857						(831)	(831)

Reclassification adjustment for losses included in net earnings, net of income tax benefit of $205						334	334

Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization, net of income tax expense of $81						131	131

Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit, net of income tax expense of $392						639	639

Comprehensive income							767
Balance at June 30, 2011	$143	$142,845	$(11,295)	$(2,533)	$124,833	$2,703	$256,696

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2011 and 2010 (Unaudited)

	2011	2010
(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$494	$3,219
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	586	511
Provision for loan losses	2,537	3,762
Impairment charge on other real estate owned	839	-
Contribution of stock to The Franklin Federal Foundation	4,165	-
Gain on sales of securities available for sale, net	(265)	(2,012)
Impairment charge on securities	1,934	3,489
Gain on sales or disposal of office properties and equipment, net	(7)	(10)
Gain on sale of other real estate owned	31	-
Net amortization (accretion) on securities	1,031	(427)
Originations of loans held for sale	(12,093)	(13,459)
Sales and principal payments on loans held for sale	13,632	10,894
ESOP compensation expense	176	-
Changes in assets and liabilities:
Accrued interest receivable	(150)	142
Cash surrender value of bank-owned life insurance	(956)	(958)
Prepaid expenses and other assets	(249)	(2,245)
Advance payments by borrowers for property taxes and insurance	(677)	(808)
Accrued expenses and other liabilities	(960)	(543)
Net cash and cash equivalents provided by operating activities	10,068	1,555
Cash Flows From Investing Activities
Net redemptions of Federal Home Loan Bank stock	1,180	-
Net deposits of term interest bearing deposits in other banks	-	5,326
Proceeds from maturities, calls and paydowns of securities available for sale	77,124	49,000
Proceeds from sales and redemptions of securities available for sale	12,173	27,585
Purchases of securities available for sale	(222,984)	(53,354)
Proceeds from maturities and paydowns of securities held to maturity	5,843	8,203
Net increase in loans	(7,371)	(5,560)
Purchases of office properties and equipment	(641)	(383)
Proceeds from sales of office properties and equipment	13	12
Proceeds from sales of real estate owned	1,913	1,544
Capitalized improvements of real estate owned	(46)	-
Net cash and cash equivalents (used) provided by investing activities	(132,796)	32,373
Cash Flows From Financing Activities
Net increase in savings deposits	4,602	41,894
Net increase (decrease) in time deposits	11,350	(29,995)
Net repayments of long-term Federal Home Loan Bank borrowings	-	(40,000)
Proceeds from the issuance of common stock, net of issuance costs	136,261	-
Stock purchased by ESOP	(11,442)	-
Net cash and cash equivalents provided (used) by financing activities	140,771	(28,101)
Net increase in cash and cash equivalents	18,043	5,827
Cash and cash equivalents at beginning of period	97,909	62,783
Cash and cash equivalents at end of period	$115,952	$68,610

Supplemental disclosures of cash flow information
Cash payments for:
Interest	$14,790	$19,164
Income taxes	$2,400	$293
Supplemental schedule of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$(119)	$1,057
Transfer of loans to other real estate owned, net	$2,454	$6,801
.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2011

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Organization and Description of Business — Franklin Financial Corporation (“Franklin Financial”), a Virginia corporation, is the holding company for Franklin Federal Savings Bank (the “Bank”), a federally chartered capital stock savings bank engaged in the business of attracting retail deposits from the general public and originating both owner and non-owner-occupied one-to four-family loans as well as multi-family loans, nonresidential real estate loans, construction loans, land and land development loans, and non-mortgage commercial loans.  The Bank has two wholly owned subsidiaries, Franklin Service Corporation, which provides trustee services on loans originated by the Bank, and Reality Holdings LLC, which, through its subsidiaries, holds and manages foreclosed properties purchased from the Bank.  The interim financial statements presented in this report include the unaudited financial information of Franklin Financial and subsidiaries on a consolidated basis. The Company (as defined below) operates as one segment.

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Franklin Financial’s Prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, on February 22, 2011.  These financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011 or any other future period.  The consolidated balance sheet as of September 30, 2010 was derived from the audited annual consolidated financial statements of Franklin Financial’s predecessor organization, Franklin Financial Corporation MHC (the “MHC”), which ceased to exist in April 2011 as a result of the MHC’s conversion from mutual to stock form of organization as described below in note 2.

Principles of Consolidation — The consolidated financial statements include the accounts of Franklin Financial, the Bank, Franklin Service Corporation, and Reality Holdings LLC and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The accounting and reporting policies of the Company conform to GAAP.

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

The general component covers loans not identified for specific allowances and is based on historical loss experience adjusted for various qualitative factors. The allowance for loan losses is increased by provisions for loan losses and decreased by charge-offs (net of recoveries). In estimating the allowance, management segregates its portfolio by loan type and credit grading. Management’s periodic determination of the allowance for loan losses is based on consideration of various factors, including the Company’s past loan loss experience, current delinquency status and loan performance statistics, industry loan loss statistics, periodic loan evaluations, real estate value trends in the Company’s primary lending areas, regulatory requirements, and current economic conditions. The delinquency status of loans is computed based on the contractual terms of the loans.

Management’s estimate of the adequacy of the allowance is subject to evaluation and adjustment by the Bank’s regulators.  Management believes that the current allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio.

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

Reclassifications — Certain reclassifications have been made to the financial statements of prior periods to conform to the current period presentation. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.   See note 10 for the Company’s discussion of fair value measurements for the quarter ended June 30, 2011.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses. To achieve these objectives, an entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; the aging of past due financing receivables at the end of the reporting period by class of financing receivables; and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See note 5 for the Company’s discussion of the allowance for loan losses for the quarter ended June 30, 2011.

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

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments to the Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The Company is evaluating the impact of ASU 2011-04 on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the impact of ASU 2011-05 on the presentation of its consolidated financial statements.

Note 2.	Stock Conversion

Franklin Financial completed its initial public stock offering in connection with the MHC’s conversion from the mutual to the stock form of organization on April 27, 2011. Franklin Financial sold a total of 13,886,250 shares of its common stock at an offering price of $10.00 per share.  This included 1,144,227 shares purchased by the Franklin Federal Savings Bank Employee Stock Ownership Plan (“ESOP”) funded by a loan from Franklin Financial.  In addition, Franklin Financial contributed $1.4 million in cash and 416,588 shares of common stock to The Franklin Federal Foundation, resulting in total shares outstanding of 14,302,838. Trading of Franklin Financial’s common stock commenced on the NASDAQ Global Market stock exchange on April 28, 2011 under the symbol “FRNK”.

During February 2011, Franklin Financial began receiving cash for subscriptions to purchase shares of its common stock.  Franklin Financial returned $131.0 million to subscribers whose orders were not filled on April 28, 2011.  Conversion costs of $2.6 million were deducted upon closing from the $138.9 million of aggregate proceeds.  The net proceeds of $136.3 million received in the offering and $4.2 million issued to The Franklin Federal Foundation are reflected in the Company’s stockholders’ equity in the June 30, 2011 unaudited consolidated statement of financial condition.

Note 3.	Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at June 30, 2011 and September 30, 2010 are summarized as follows:

	June 30, 2011
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. government and federal agencies	$12,500	$-	$12,500	$4	$12	$12,492
States and political subdivisions	18,549	-	18,549	302	590	18,261
Agency mortgage-backed securities	26,306	-	26,306	1,299	51	27,554
Agency collateralized mortgage obligations	203,695	-	203,695	2,241	376	205,560
Corporate equity securities	25,720	-	25,720	1,131	1,598	25,253
Corporate debt securities	112,234	1,477	113,711	5,548	408	118,851
Total	$399,004	$1,477	$400,481	$10,525	$3,035	$407,971

	September 30, 2010
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$20,066	$-	$20,066	$774	$-	$20,840
Agency mortgage-backed securities	27,017	-	27,017	1,655	-	28,672
Agency collateralized mortgage obligations	83,520	-	83,520	2,120	573	85,067
Corporate equity securities	23,846	-	23,846	603	1,636	22,813
Corporate debt securities	112,077	2,508	114,585	5,846	1,180	119,251
Total	$266,526	$2,508	$269,034	$10,998	$3,389	$276,643

	June 30, 2011
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$5,720	$-	$5,720	$175	$-	$5,895
Agency collateralized mortgage obligations	6,883	-	6,883	649	1	7,531
Non-agency collateralized mortgage obligations	16,862	776	17,638	1,034	4,339	14,333
Total	$29,465	$776	$30,241	$1,858	$4,340	$27,759

	September 30, 2010
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$6,343	$-	$6,343	$154	$4	$6,493
Agency collateralized mortgage obligations	8,271	-	8,271	883	1	9,153
Non-agency collateralized mortgage obligations	20,904	988	21,892	1,450	5,491	17,851
Total	$35,518	$988	$36,506	$2,487	$5,496	$33,497

The amortized cost and estimated fair value of securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale		Held to maturity
	Amortized	Estimated fair	Amortized	Estimated fair
(Dollars in thousands)	cost	value	cost	value
Non-mortgage debt securities:
Due in one year or less	$9,021	$9,150	$-	$-
Due after one year through five years	53,614	56,047	-	-
Due after five years through ten years	34,175	36,349	-	-
Due after ten years	47,950	48,058	-	-
			-	-
Total non-mortgage debt securities	144,760	149,604

Mortgage-backed securities	26,306	27,554	5,720	5,895
Collateralized mortgage obligations	203,695	205,560	24,521	21,864
Corporate equity securities	25,720	25,253	-	-

Total securities	$400,481	$407,971	$30,241	$27,759

The following tables present information regarding temporarily impaired securities as of June 30, 2011 and September 30, 2010:

	June 30, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses
Available for sale:
U.S. government and federal agencies	$9,991	$12	$-	$-	$9,991	$12
States and political subdivisions	2,010	590	-	-	2,010	590
Agency mortgage-backed securities	5,200	51	-	-	5,200	51
Agency collateralized mortgage obligations	40,941	350	3,967	26	44,908	376
Corporate equity securities	11,508	1,598	-	-	11,508	1,598
Corporate debt securities	5,872	198	11,789	210	17,661	408
Total available for sale	75,522	2,799	15,756	236	91,278	3,035

Held to maturity:
Agency collateralized mortgage obligations	-	-	122	1	122	1
Non-agency collateralized mortgage obligations	1,312	433	10,461	3,906	11,773	4,339
Total held to maturity	1,312	433	10,583	3,907	11,895	4,340

Total temporarily impaired securities	$76,834	$3,232	$26,339	$4,143	$103,173	$7,375

	September 30, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses
Available for sale:
Agency collateralized mortgage obligations	$26,492	$573	$-	$-	$26,492	$573
Corporate equity securities	15,366	1,617	3,512	19	18,878	1,636
Corporate debt securities	-	-	27,820	1,180	27,820	1,180
Total available for sale	41,858	2,190	31,332	1,199	73,190	3,389

Held to maturity:
Agency mortgage-backed securities	592	4	-	-	592	4
Agency collateralized mortgage obligations	-	-	138	1	138	1
Non-agency collateralized mortgage obligations	5,448	2,607	8,686	2,884	14,134	5,491
Total held to maturity	6,040	2,611	8,824	2,885	14,864	5,496

Total temporarily impaired securities	$47,898	$4,801	$40,156	$4,084	$88,054	$8,885

The Company’s securities portfolio consists of investments in various debt and equity securities as permitted by OTS regulations, including mortgage-backed securities, collateralized mortgage obligations, government agency bonds, state and local government obligations, corporate debt obligations, and common stock of various companies.

During the three months ended June 30, 2011, the Company had no gains or losses on sales of securities available for sale compared to gross gains of $36,000 and no losses for the three months ended June 30, 2010.  During the nine months ended June 30, 2011 and 2010, the Company recognized gross gains on sales of securities available for sale of $705,000 and $2.0 million and gross losses of $440,000 and $0, respectively.

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

The Company recognized total impairment charges in earnings of $1.3 million and $985,000 during the three months ended June 30, 2011 and 2010, respectively, and $1.9 million and $3.5 million during the nine months ended June 30, 2011 and 2010, respectively, on debt and equity securities.

The table below provides a cumulative rollforward of credit losses recognized in earnings for debt securities for which a portion of OTTI is recognized in AOCI:

(Dollars in thousands)
Balance of credit losses at September 30, 2010	$526
Additions for credit losses on securities not previously recognized	84
Additional credit losses on securities previously recognized as impaired	2
Reductions for increases in expected cash flows	(209)
Balance of credit losses at June 30, 2011	$403

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

Unrealized losses in the remainder of the Company’s portfolio of collateralized mortgage obligations, mortgage-backed securities, securities of states and political subdivisions, and corporate debt securities were related to eighty-one securities and were caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary, and because management believes that it is not more likely than not that the Company will be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

Unrealized losses in the remainder of the Company’s portfolio of equity securities were related to fourteen securities and were considered temporary. Each of these securities has been in an unrealized loss position for fewer than twelve months, and because management believes that it is not more likely than not that the Company will be required to sell these equity positions for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

The Company pledges certain securities as collateral for its FHLB borrowings.  Securities collateralizing FHLB borrowings had a carrying value of $262.9 million at June 30, 2011.

Note 4.	Loans

Loans held for investment at June 30, 2011 and September 30, 2010 are summarized as follows:

	June 30,	September 30,
(Dollars in thousands)	2011	2010
Loans
One-to four-family	$118,426	$128,696
Multi-family	80,817	78,183
Nonresidential	192,553	173,403
Construction	37,447	40,294
Land and land development	68,000	70,482
Other	677	2,997
Total loans	497,920	494,055

Deferred loan fees	3,398	3,601
Loans, net of deferred loan fees	494,522	490,454

Allowance for loan losses	13,432	13,419
Net loans	$481,090	$477,035

The Company pledges certain loans as collateral for its FHLB borrowings.  Loans collateralizing FHLB borrowings had a carrying value of $254.9 million at June 30, 2011.

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

General Allowance

To determine the general allowance, the Company segregates loans by portfolio segment as defined by loan type.  Loans within each segment are then further segregated by credit rating.  The Company determines a base reserve rate for each portfolio segment by calculating the average charge-off rate for each segment over a historical time period determined by management, typically one to three years.  The base reserve rate is then adjusted based on qualitative factors that management believes could result in future loan losses differing from historical experience.  Such qualitative factors can include delinquency rates, loan-to-value ratios, and local economic and real estate conditions.  The base reserve rate plus these qualitative adjustments results in a total reserve rate for each portfolio segment.  A multiple of the total reserve rate for each segment is then applied to the balance of loans that are in loan relationships greater than $2.0 million in each segment based on credit rating.  Loans rated Excellent have no associated allowance.  No loans were rated Excellent at June 30, 2011 or September 30, 2010.  Loans rated Good are multiplied by 10% of the total reserve rate, Satisfactory loans are multiplied by 100% of the total reserve rate, and loans rated Watch List, Special Mention, and Substandard are multiplied by 150%, 200%, and 300% of the total reserve rate, respectively.  This tiered structure is used by the Company to account for a higher probability of loss for loans with increasingly adverse credit ratings.

Specific Allowance for Impaired Loans

Impaired loans include loans identified as impaired through our credit rating system as well as loans modified in a troubled debt restructuring.  Loans are identified as impaired when management believes, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement.  Once a loan is identified as impaired, management determines a specific allowance by comparing the outstanding loan balance to net realizable value, which is equal to fair value less estimated costs to sell.  The amount of any allowance recognized is the amount by which the loan balance exceeds the net realizable value.  If the net realizable value exceeds the loan balance, no allowance is recorded.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Of the $40.1 million of loans classified as impaired at June 30, 2011, $38.6 million were considered “collateral dependent” and evaluated using the fair value of collateral method and $1.5 million were evaluated using discounted estimated cash flows.  See note 10 for further discussion of the Company's method for estimating fair value on impaired loans.

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(Dollars in thousands)	One-to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total
Balance, September 30, 2010	$1,260	$1,177	$2,888	$2,700	$5,372	$22	$13,419
Provision	570	1,001	629	(54)	403	(12)	2,537
Recoveries	1	-	25	-	-	-	26
Charge-offs	(519)	-	(262)	(933)	(836)	-	(2,550)
Balance, June 30, 2011	$1,312	$2,178	$3,280	$1,713	$4,939	$10	$13,432

(Dollars in thousands)	One-to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total

Balance, September 30, 2009	$1,046	$620	$1,306	$2,729	$2,781	$42	$8,524
Provision	(6)	357	1,306	596	1,561	(52)	3,762
Recoveries	3	-	-	66	-	75	144
Charge-offs	(195)	-	(203)	(353)	(812)	-	(1,563)
Balance, June 30, 2010	$848	$977	$2,409	$3,038	$3,530	$65	$10,867

Details of the allowance for loan losses by portfolio segment and impairment methodology at June 30, 2011 and September 30, 2010 are as follows:

	June 30, 2011
	General Allowance		Specific Allowance		Total	Total		Allowance as % of total
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Balance	Allowance	Coverage	allowance
One-to four-family	$113,228	$1,162	$5,198	$150	$118,426	$1,312	1.11%	9.8%
Multi-family	80,817	2,178	-	-	80,817	2,178	2.69%	16.2
Nonresidential	181,769	3,280	10,784	-	192,553	3,280	1.70%	24.4
Construction	37,357	1,685	90	28	37,447	1,713	4.57%	12.7
Land and land development	43,961	4,882	24,039	57	68,000	4,939	7.26%	36.8
Other	677	10	-	-	677	10	1.40%	0.1
Total allowance	$457,809	$13,197	$40,111	$235	$497,920	$13,432	2.70%	100.0%

	September 30, 2010
								Allowance as
	General Allowance		Specific Allowance		Total	Total		% of total
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Balance	Allowance	Coverage	allowance
One-to four-family	$127,378	$799	$1,318	$461	$128,696	$1,260	0.98%	9.4%
Multi-family	78,183	1,177	-	-	78,183	1,177	1.51%	8.8
Nonresidential	171,143	2,673	2,260	215	173,403	2,888	1.67%	21.5
Construction	37,770	1,818	2,524	882	40,294	2,700	6.70%	20.1
Land and land development	53,921	4,458	16,561	914	70,482	5,372	7.62%	40.0
Other	2,997	22	-	-	2,997	22	0.72%	0.2
Total allowance	$471,392	$10,947	$22,663	$2,472	$494,055	$13,419	2.72%	100.0%

Details regarding classified loans and impaired loans at June 30, 2011 and September 30, 2010 are as follows:

	June 30,	September 30,
(Dollars in thousands)	2011	2010
Special mention
One-to four-family	$4,215	$7,189
Nonresidential	-	6,579
Construction	2,930	422
Land and land development	7,946	7,875
Total special mention loans	15,091	22,065

Substandard
One-to four-family	4,913	3,823
Multi-family	12,773	13,539
Nonresidential	3,159	6,018
Construction	166	166
Land and land development	4,051	10,270
Total substandard loans	25,062	33,816

Impaired
One-to four-family	5,198	1,318
Nonresidential	10,784	2,260
Construction	90	2,524
Land and land development	24,039	16,561
Total impaired loans	40,111	22,663

Total rated loans	$80,264	$78,544

Included in impaired loans are troubled debt restructurings of $10.6 million and $4.3 million at June 30, 2011 and September 30, 2010, respectively, that had related allowance balances of $114,000 and $281,000, respectively.

During the nine months ended June 30, 2011, the Company modified three loans in troubled debt restructurings, including one land and land development loan with an outstanding balance of $760,000, one construction loan with an outstanding balance of $90,000, and one nonresidential loan with a balance of $5.5 million.  The restructuring of the land and land development loan consisted of a reduction in the monthly principal payment requirement to accommodate cash flow difficulties being experienced by the borrower.  This loan had previously been identified as impaired and is considered collateral dependent; therefore, there was no effect on the consolidated financial statements as a result of this modification.  This loan remained on accrual status as the borrower was current at June 30, 2011.  All other loans modified in troubled debt restructurings were classified as non-accrual at June 30, 2011.  The construction loan was previously classified as impaired and considered collateral-dependent, and the restructuring consisted of forgiving past-due principal amounts and eliminating a monthly principal payment requirement.  Since the loan was already classified as impaired, there was no effect on the consolidated financial statements as a result of this modification.  The nonresidential loan was already on nonaccrual status at the time of modification, and the restructuring consisted of a reduction in near-term principal payment requirements as well as forgiving unpaid late charges. Interest recognized on a cash basis on restructured loans was not material.

During the nine months ended June 30, 2010, the Company modified one land and land development loan in a troubled debt restructuring.  The restructuring consisted of a reduction in the stated interest rate and capitalization of past-due amounts to accommodate cash flow difficulties being experienced by the borrower.  As a result of the restructuring, the loan was classified as impaired and has since had a specific allowance established using the present value of estimated cash flows.

During the nine months ended June 30, 2011, one nonresidential loan with a balance of $2.3 million modified in a troubled debt restructuring in the previous twelve months, which was classified as impaired and on nonaccrual status, remained in default on its restructured payments.

Loans and the related allowance for loan losses summarized by loan type and credit rating at June 30, 2011 are as follows:

(Dollars in thousands)	Total	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
Loans
One-to four-family	$118,426	$168	$26,376	$-	$3,638	$644	$5,198	$82,402
Multi-family	80,817	10,652	47,253	-	-	12,773	-	10,139
Nonresidential	192,553	51,857	112,582	-	-	3,159	10,784	14,171
Construction	37,447	11,390	11,406	-	2,226	166	90	12,169
Land and land development	68,000	-	30,903	-	7,946	3,783	24,039	1,329
Other	677	-	-	-	-	-	-	677
Total loans	$497,920	$74,067	$228,520	$-	$13,810	$20,525	$40,111	$120,887

(Dollars in thousands)	Total	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
Allowance for loan losses
One-to four-family	$1,312	$-	$390	$-	$108	$29	$150	$635
Multi-family	2,178	25	1,063	-	-	862	-	228
Nonresidential	3,280	119	2,612	-	-	220	-	329
Construction	1,713	65	648	-	253	28	28	691
Land and land development	4,939	-	2,537	-	1,304	932	57	109
Other	10	-	-	-	-	-	-	10
Total allowance for loans losses	$13,432	$209	$7,250	$-	$1,665	$2,071	$235	$2,002

Details regarding the delinquency status of the Company’s loan portfolio at June 30, 2011 are as follows:

(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One-to four-family	$118,426	$108,916	$2,108	$1,016	$367	$2,354	$2,830	$835
Multi-family	80,817	70,544	1,269	9,004	-	-	-	-
Nonresidential	192,553	185,460	47	2,066	-	-	2,720	2,260
Construction	37,447	37,191	90	-	-	-	-	166
Land and land development	68,000	52,957	18	3,960	-	-	-	11,065
Other	677	677	-	-	-	-	-	-
Total	$497,920	$455,745	$3,532	$16,046	$367	$2,354	$5,550	$14,326

The following is a summary of information pertaining to impaired and non-accrual loans at June 30, 2011 and September 30, 2010:

	June 30, 2011		September 30, 2010
(Dollars in thousands)	Amount	Allowance	Amount	Allowance
Impaired loans with a specific allowance
One-to four-family	$5,071	$150	$907	$461
Nonresidential	-	-	2,260	215
Construction	90	28	2,324	882
Land and land development	1,527	57	4,259	914
Total impaired loans with a specific allowance	$6,688	$235	$9,750	$2,472

Impaired loans for which no specific allowance is necessary
One-to four-family	$127	$-	$410	$-
Nonresidential	10,784	-	-	-
Construction	-	-	201	-
Land and land development	22,513	-	12,302	-
Total impaired loans for which no specific allowance is necessary	$33,424	$-	$12,913	$-

(Dollars in thousands)	June 30, 2011	September 30, 2010
Nonaccrual loans
One-to four-family	$10,200	$4,576
Nonresidential	13,504	7,830
Construction	255	1,470
Land and land development	12,660	14,667
Total non-accrual loans	$36,619	$28,543

Loans past due ninety days or more and still accruing
Construction	$-	$90
Land and land development	-	1,140
Total loans past due ninety days or more and still accruing	$-	$1,230

The weighted average balance of impaired loans was $34.8 million and $17.0 million for the nine months ended June 30, 2011 and 2010, respectively.  Accrued interest on impaired loans was not material at June 30, 2011 or September 30, 2010.  Interest recognized on a cash basis on impaired loans was $249,000 and $129,000 for the three months ended June 30, 2011 and 2010, respectively, and $647,000 and $852,000 for the nine months ended June 30, 2011 and 2010, respectively.   Interest recognized on a cash basis on all nonaccrual loans was $342,000 and $172,000 for the three months ended June 30, 2011 and 2010, respectively, and $1.1 million and $1.3 million for the nine months ended June 30, 2011 and 2010, respectively.

Note 6.	Real Estate Owned

Real estate owned at June 30, 2011 and September 30, 2010 is summarized as follows:

	June 30,	September 30,
(Dollars in thousands)	2011	2010
Real estate owned
Real estate held for sale	$2,142	$3,240
Real estate held for development and sale	7,429	8,341
Total real estate owned	$9,571	$11,581

During the nine months ended June 30, 2011, the Company foreclosed on several properties securing loans that had been classified as impaired.  These foreclosures resulted in additions of $2.5 million to real estate owned, including $881,000 classified as held-for-sale comprised of six non-owner-occupied single-family homes and one speculative home, and $1.6 million classified as held-for-development and sale consisting of 23 developed lots for construction of single-family homes and undeveloped land intended for residential development.  These foreclosures were more than offset by sales of real estate owned totaling $3.6 million.  In addition, the Company recognized impairment charges on real estate owned of $839,000 for the nine months ended June 30, 2011.  These charges were partially the result of updated appraisals on various properties but primarily related to a $532,000 impairment charge taken on a retail shopping center for which the Company had originally estimated net realizable value based upon an “upon stabilization” appraisal value that assumed the leasing of vacant units.  However, after the Company was unable to lease-up the property within a reasonable time frame, management decided that the use of an “as-is” appraisal was more appropriate.  No impairment charges were recognized in the nine months ended June 30, 2010.

Note 7.	Earnings per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company had no dilutive potential common shares for the three and nine months ended June 30, 2011. Because the mutual to stock conversion was not completed until April 27, 2011, per-share earnings data is not presented for the three months and nine months ended June 30, 2010.

	Three months ended	Nine months ended
(Amounts in thousands, except per share data)	June 30, 2011	June 30, 2011
Numerator:
Net income (loss) available to common stockholders	$(3,275)	$494
Denominator:
Weighted-average common shares outstanding	13,166	13,166
Effect of dilutive securities	-	-
Weighted-average common shares outstanding - assuming dilution	13,166	13,166
Earnings (loss) per common share	$(0.25)	$0.04
Earnings (loss) per common share - assuming dilution	$(0.25)	$0.04

Note 8.	Employee Benefit Plans

Pension Plan

The Bank has a noncontributory defined benefit pension plan (the Pension Plan) for substantially all of the Bank’s employees. Retirement benefits under this plan are generally based on the employee’s years of service and compensation during the five years of highest compensation in the ten years immediately preceding retirement.

The Pension Plan assets are held in a trust fund by the plan trustee. The trust agreement under which assets of the Pension Plan are held is a part of the Virginia Bankers Association Master Defined Benefit Pension Plan (the “Plan”). The Plan’s administrative trustee is appointed by the board of directors of the Virginia Bankers Association Benefits Corporation. At June 30, 2011, Reliance Trust Company was investment manager for the Plan. Contributions are made to the Pension Plan, at management’s discretion, subject to meeting minimum funding requirements, up to the maximum amount allowed under the Employee Retirement Income Security Act of 1974 (ERISA), based upon the actuarially determined amount necessary for meeting plan obligations. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned by employees in the future.

In July 2011, the Bank froze the Plan to new participants effective August 1, 2011.  Employees hired after July 31, 2011 are not eligible to participate in the Plan.

The Company uses a September 30 measurement date for the Pension Plan.

Components of net periodic benefit cost for the three and nine months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Nine months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$143	$159	$429	$510
Interest cost	161	199	485	636
Expected return on plan assets	(217)	(260)	(652)	(833)
Recognized net actuarial loss	17	25	49	78
Net periodic benefit cost	$104	$123	$311	$391

The net periodic benefit cost is included in personnel expense in the consolidated statements of earnings.

Employee Stock Ownership Plan

In connection with the stock conversion discussed in note 2 above, the Bank established an employee stock ownership plan (“ESOP”) for the benefit of all of its eligible employees.  Full-time employees of the Bank who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the ESOP.  It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to Franklin Financial over a period of 20 years.

Unallocated ESOP shares are not considered outstanding and are shown as a reduction of stockholders’ equity. Dividends on unallocated ESOP shares, if paid, will be considered to be compensation expense.  The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential will be recognized in stockholders’ equity.  The Company will receive a tax deduction equal to the cost of the shares released.  As the ESOP is internally leveraged, the loan receivable by Franklin Financial from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Compensation cost related to the ESOP for the three and nine months ended June 30, 2011 was $176,000.  The fair value of the unearned ESOP shares, using the closing quoted market price per share of the Company’s stock, was $13.6 million at June 30, 2011.  A summary of the ESOP share allocation as of June 30, 2011 is as follows:

Shares allocated at April 27, 2011	-
Shares allocated during the current fiscal year	14,764
Shares distributed during the current fiscal year	-
Allocated shares held by the ESOP trust at period end	14,764
Unallocated shares	1,129,463
Total ESOP shares	1,144,227

Stock-Based Deferral Plan

In connection with the stock conversion discussed in note 2 above, the Company adopted a stock-based deferral plan whereby certain officers and directors could use funds from previously existing nonqualified deferred compensation plans to invest in stock of the Company.  The Company established a trust to hold shares purchased through the stock-based deferral plan, and the trust purchased 245,783 shares in the conversion.  The trust qualifies as a rabbi trust that will be settled upon the retirement of participating officers and directors through the distribution of shares held by the trust.  As a result, shares held by the trust are accounted for in a manner similar to treasury stock, and the deferred compensation balance is recorded as a component of additional paid-in capital on the Company’s balance sheet in accordance with GAAP.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since some commitments may expire without being funded, the commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $91.5 million and $130.8 million at June 30, 2011 and September 30, 2010, respectively.  At June 30, 2011, this included $22.8 million of commitments to fund fixed-rate loans with a weighted-average interest rate of 5.9%.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk and recourse provisions involved in issuing letters of credit are essentially the same as those involved in extending loans to customers, and the estimated fair value of these letters of credit, which is included in accrued expenses and other liabilities, was not material at June 30, 2011 and September 30, 2010, respectively. The amount of standby letters of credit was $1.0 million and $1.1 million at June 30, 2011 and September 30, 2010. The Company believes it is reasonably possible that it will have to perform on four standby letters of credit totaling $667,000 due to the default of one borrower. The letters of credit are related to a residential development in the Richmond MSA. However, the Company expects that any amounts funded on these letters of credit will add to the value of the related projects and will ultimately be recovered from sale of the development. The Company believes that the likelihood of having to perform on additional standby letters of credit is remote based on the financial condition of the guarantors and the Company’s historical experience.

At June 30, 2011, the Company had rate lock commitments to originate mortgage loans amounting to $3.1 million and mortgage loans held for sale of $1.2 million compared to $5.5 million and $2.8 million at September 30, 2010, respectively. At June 30, 2011, the Company had corresponding commitments outstanding of $4.3 million to sell loans on a best-efforts basis compared to $8.3 million at September 30, 2010. These commitments to sell loans are designed to eliminate the Company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value. The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter and, based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be rare.

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

Securities held to maturity: Securities held-to-maturity are recorded at fair value on a non-recurring basis. A held-to-maturity security’s amortized cost is adjusted only in the event that a decline in fair value is deemed to be other-than-temporary. At June 30, 2011, certain held-to-maturity securities were deemed to be other-than-temporarily impaired. These securities are classified as Level 3 securities and were written down to fair value at the balance sheet date determined by discounting estimated future cash flows. Management believes that classification and valuation of these securities, consisting of private-label asset-backed securities, as Level 3 assets was necessary as the market for such securities severely contracted beginning in 2008 and became and has remained inactive since that time. While the market for highly-rated private-label securities with low delinquency levels and high subordination saw significant price improvement in the second half of fiscal 2010, the market for securities similar to those recognized as other-than-temporarily impaired, which had low ratings, high delinquency levels, and low subordination levels, remained inactive. As a result, management does not believe that quoted prices on similar assets were representative of fair value as there were few transactions, and transactions were often executed at distressed prices. Management estimates and discounts future cash flows based on a combination of observable and unobservable inputs, including a security’s subordination percentage, projected delinquency rates, and estimated loss severity given default. These estimates are discounted using observable current market rates for securities with similar credit quality.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 are summarized below:

	Total	Level 1	Level 2	Level 3
Securities available for sale
U.S. government and federal agencies	$12,492	$-	$12,492	$-
States and political subdivisions	18,261	-	16,251	2,010
Agency mortgage-backed securities	27,554	-	27,554	-
Agency collateralized mortgage obligations	205,560	-	205,560	-
Corporate equity securities	25,253	25,253	-	-
Corporate debt securities	118,851	-	113,918	4,933
Total assets at fair value	$407,971	$25,253	$375,775	$6,943

A rollforward of securities classified as Level 3 measured at fair value on a recurring basis from the prior quarter end is as follows:

Balance of Level 3 assets measured on a recurring basis at March 31, 2011	$6,992
Principal payments in period	(136)
Accretion (amortization) of premiums or discounts	(7)
Increase (decrease) in unrealized gains or losses included in accumulated other comprehensive income	94
Balance of Level 3 assets measured on a recurring basis at June 30, 2011	$6,943

Level 3 securities measured at fair value on a recurring basis at June 30, 2011 consist of one municipal bond and one corporate debt security for which the Company was not able to obtain dealer quotes due to lack of trading activity. These two securities are measured at fair value based on the observable market price of similar securities adjusted for certain unobservable inputs necessary to account for aspects specific to the securities owned by the Company.

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a non-recurring basis as of June 30, 2011 are included in the table below:

	Total	Level 1	Level 2	Level 3
Non-agency collateralized mortgage obligations	$388	$-	$-	$388
Impaired loans
One-to four-family	4,921	-	4,541	380
Nonresidential	934	-	934	-
Construction	62	-	-	62
Land and land development	2,228	-	757	1,471
Real estate owned	835	-	232	603
Total assets at fair value	$9,368	$-	$6,464	$2,904

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

Federal Home Loan Bank stock: The carrying amount of restricted stock approximates the fair value based on the redemption provisions.

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

The estimated fair values of the Company’s financial instruments at June 30, 2011 and September 30, 2010 are as follows:

	June 30, 2011		September 30, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$115,952	$115,952	$97,909	$97,909
Securities available for sale	407,971	407,971	276,643	276,643
Securities held to maturity	29,465	27,759	35,518	33,497
Net loans	481,090	490,882	477,035	478,892
Loans held for sale	1,243	1,243	2,781	2,781
FHLB stock	11,362	11,362	12,542	12,542
Accrued interest receivable	4,872	4,872	4,722	4,722

Financial liabilities:
Deposits	663,079	642,457	647,127	636,612
FHLB borrowings	190,000	214,827	190,000	221,776
Accrued interest payable	913	913	926	926
Advance payments by borrowers for taxes and insurance	1,663	1,663	2,340	2,340

Off-balance-sheet financial instruments:
Commitments to extend credit	91,492	-	130,815	-
Standby letters of credit	1,032	4	1,063	9

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, our regulator, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 5 of the notes to the unaudited consolidated financial statements.

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

Comparison of Financial Condition at June 30, 2011 and September 30, 2010

Assets. Total assets at June 30, 2011 were $1.1 billion, an increase of $144.3 million, or 14.9%, from total assets of $971.1 million at September 30, 2010.

Cash and cash equivalents increased $18.0 million to $116.0 million at June 30, 2011 compared to $97.9 million at September 30, 2010, an increase of 18.4%. The increase in cash and cash equivalents was due to the receipt of $136.3 million in net proceeds from our mutual to stock conversion plus an increase in deposits of $16.0 million, or 2.5%. The foregoing increases in cash and cash equivalents were mostly offset by the purchase of agency CMOs for the purposes of meeting qualified thrift lender requirements and investing stock conversion proceeds until they can be effectively deployed in other areas.

Securities increased $125.3 million, or 40.1%, to $437.4 million at June 30, 2011 compared to $312.2 million at September 30, 2010. The increase was primarily the result of the investment of the net offering proceeds of $136.3 million from our mutual to stock conversion. The increase in securities included the purchase of $183.9 million of agency CMOs, $12.5 million of agency bonds, $20.1 million of corporate bonds, and $6.6 million of corporate equity securities, partially offset by $68.8 million of normal principal payments on mortgage-backed securities (“MBSs”) and CMOs, $8.2 million of sales of corporate bonds, $4.0 million of sales of corporate equity securities, and $12.2 million of corporate bond maturities.

Total loans, excluding loans held for sale, increased $3.9 million, or 0.8%, to $497.9 million at June 30, 2011 compared to $494.1 million at September 30, 2010. The increase was the net result of new loan originations partially offset by charge-offs of $2.5 million along with the repayment and refinancing of several loans due to the low interest rate environment. One- to four-family loans declined $10.3 million, construction loans declined $2.8 million, land and land development loans declined $2.5 million, and other loans declined $2.3 million. More than offsetting these decreases were net increases in nonresidential loans of $19.2 million and multi-family loans of $2.6 million.

Liabilities. Total liabilities at June 30, 2011 were $858.6 million compared to $844.3 million at September 30, 2010, an increase of $14.3 million, or 1.7%, as a result of a $16.0 million increase in deposit accounts, a $677,000 decrease in advance payments held in escrow for borrowers, and a $921,000 decrease in accrued expenses and other liabilities.

Total deposits increased $16.0 million, or 2.5%, to $663.1 million at June 30, 2011 compared to $647.1 million at September 30, 2010. The increase in deposits was due to a $4.6 million increase in money market savings and money market checking accounts and a $11.4 million increase in certificates of deposit.

FHLB borrowings were $190.0 million at June 30, 2011, unchanged from September 30, 2010.

Stockholders’ equity. Stockholders’ equity was $256.7 million at June 30, 2011, an increase of $129.9 million from September 30, 2010. The increase was primarily the result of the net proceeds received in our conversion from the mutual to stock form of organization as discussed in note 2 to the unaudited consolidated financial statements. In addition to the net proceeds from the stock offering, stockholders’ equity increased $494,000 due to net income recognized in retained earnings along with an increase of $273,000 in other accumulated comprehensive income.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and June 30, 2010

General. We had a net loss of $3.3 million for the three months ended June 30, 2011 compared to net income of $631,000 for the three months ended June 30, 2010. The net loss for the three months ended June 30, 2011 included the impact of the $5.6 million contribution made to The Franklin Federal Foundation ($1.4 million in cash and $4.2 million in stock) in connection with our mutual to stock conversion. Net income excluding the conversion-related charitable contribution and the related income tax benefit was $168,000, a $463,000, or 73.3%, decrease from the three months ended June 30, 2010. The decrease was primarily the net result of a $772,000 increase in net interest income, a $164,000 increase in the provision for loan losses, a $268,000 increase in other-than-temporary impairment charges on securities included in earnings, a $36,000 decrease in gains on sales of securities, a $646,000 increase in other noninterest expenses, and an $82,000 increase in income tax expense.

Net Interest Income. Net interest income increased $772,000, or 12.6%, to $6.9 million in the quarter ended June 30, 2011 from $6.1 million in the quarter ended June 30, 2010. The increase in net interest income resulted from a decline in total interest and dividend income that was more than offset by a decline in interest expense on savings deposits and FHLB borrowings.

Total interest and dividend income decreased $366,000, or 3.0%, to $11.7 million for the quarter ended June 30, 2011 from $12.1 million for the quarter ended June 30, 2010. Interest income on loans was comparable in both periods as a 20 basis point increase in yield was offset by a $17.2 million decrease in the average balance for the three months ended June 30, 2011 compared to the comparable period in the prior year. Interest and dividend income on investment securities declined $419,000, or 10.4%, despite a $56.2 million increase in the average balance for the three months ended June 30, 2011 compared to the comparable period in the prior year. The decrease was due, in part, to a $184,000 decrease in interest income on corporate bonds due to the maturity of several high-yielding bonds. Interest income on CMOs and MBSs declined $126,000 and $103,000, respectively, for the three months ended June 30, 2011 compared to the comparable period in the prior year as lower interest rates in both categories more than offset a $58.7 million increase in the average balance of CMOs and MBSs. Yields declined 175 basis points and 52 basis points on MBSs and CMOs, respectively. These securities continue to prepay at accelerated rates due to the efforts of the Federal Reserve to keep home mortgage interest rates low. We expect to continue to purchase shorter-term MBSs and CMOs with significantly lower yields than those MBSs and CMOs that are prepaying in order to meet regulatory qualified thrift lender requirements and to better position the Company for rising interest rates.

Total interest expense decreased $1.1 million, or 19.0%, to $4.8 million for the quarter ended June 30, 2011 from $6.0 million for the quarter ended June 30, 2010. Deposit costs declined $801,000, or 23.9%, and FHLB borrowing costs declined $337,000, or 12.8%. The average balance of interest-bearing deposits increased $8.3 million, or 1.3%, for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 because growth in the average balance of money market savings and money market checking accounts more than offset a decline in the average balance of certificates of deposit. The average interest rate paid on deposits decreased 50 basis points as a result of the lower interest rate environment for deposits in the quarter ended June 30, 2011. Interest paid on FHLB borrowings decreased in 2011 due to a decrease in the average balance of higher-rate borrowings of $22.4 million, resulting in a lower average interest rate paid of 12 basis points.

Provision for Loan Losses. The provision for loan losses increased $164,000 to $1.8 million for the quarter ended June 30, 2011 from $1.7 million for the quarter ended June 30, 2010. The increase in the provision reflects higher nonperforming loans as well as higher reserve rates resulting from higher historical charge-offs. The increase in the provision reflects an increase in the overall reserve rate of 29 basis points at June 30, 2011 from March 31, 2011 and a $3.7 million increase in total loans compared to an increase in the overall reserve rate of 22 basis points at June 30, 2010 from March 31, 2010 and a $6.9 million increase in total loans. Net loan charge-offs were $315,000 for the quarter ended June 30, 2011 compared to $368,000 for the quarter ended June 30, 2010. See note 5 of the notes to the unaudited consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

Gains, Losses, and Impairment Charges on Securities. Other-than-temporary-impairment charges on securities reflected in earnings increased $268,000 to $1.3 million for the three months ended June 30, 2011 compared to $985,000 for the quarter ended June 30, 2010. Impairment charges reflected in earnings consisted of $501,000 in charges on debt securities and $752,000 on equity securities for the three months ended June 30, 2011 compared to $653,000 and $332,000 in the comparable period in the prior year, respectively. The increase in impairment charges for the three months ended June 30, 2011 was the result of a $420,000 increase in charges on equity securities partially offset by a $152,000 decrease in charges related to debt securities, which reflects stabilization in the delinquency and loss rates for mortgages underlying our portfolio of non-agency CMOs. Delinquency and loss rates could increase in the future depending on market conditions. There were no gains or losses on sales of securities for the three months ended June 30, 2011 compared to net gains of $36,000 for the three months ended June 30, 2010.

Noninterest Income, Excluding Gains, Losses, and Impairment Charges on Securities. Total other noninterest income excluding gains, losses, and impairment charges on securities decreased $38,000, or 5.6%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily as a result of a $18,000 decrease in other operating income and a $17,000 decrease in gains on the sales of loans.

Noninterest Expense. Total noninterest expenses increased $6.2 million, or 183.2%, to $9.6 million for the three months ended June 30, 2011 compared to $3.4 million for the three months ended June 30, 2010. The increase in noninterest expenses was due primarily to a $5.6 million charitable contribution related to the contribution of cash and stock to The Franklin Federal Foundation in connection with our mutual to stock conversion. Excluding the contribution to The Franklin Federal Foundation, noninterest expenses increased $646,000, or 19.1%, to $4.0 million from $3.4 million for the three months ended June 30, 2010. The increase in noninterest expenses exclusive of the contribution to The Franklin Federal Foundation was due to a $377,000 increase in personnel expense, a $28,000 increase in federal deposit insurance premiums, a $23,000 increase in occupancy and equipment expenses, a $15,000 increase in advertising expense, and a $203,000 increase in other operating expenses. The increase in personnel expense was primarily the result of a $171,000 increase in deferred compensation expense for officers and directors and $176,000 in expenses related to the allocation of shares to employees from the newly-created ESOP. Other operating expenses for the three months ended June 30, 2011 increased $108,000 as a result of expenses related to reporting as a public company, including increased legal, external audit and tax, and consulting expenses as well as SEC reporting expenses and expenses related to listing on the NASDAQ Global Market stock exchange. Other operating expenses for the three months ended June 30, 2011 also included a $97,000 increase in impairment charges and losses on the sale of real estate owned compared to the three months ended June 30, 2010 partially offset by a decrease of $57,000 in foreclosure expenses compared to the three months ended June 30, 2010.

Income Tax Expense. Income tax benefit was $1.8 million for the three months ended June 30, 2011 compared to an expense of $185,000 for the three months ended June 30, 2010. The effective income tax benefit rate for the three months ended June 30, 2011 was 36.0% compared to an effective income tax expense rate of 22.6% for the three months ended June 30, 2010. As a result of the large loss for the three months ended June 30, 2011, which primarily resulted from the contribution to The Franklin Federal Foundation, the Company’s tax-exempt items had a smaller impact on the effective tax rate.

Comparison of Operating Results for the Nine Months Ended June 30, 2011 and June 30, 2010

General. We had net income of $494,000 for the nine months ended June 30, 2011, a decrease of $2.7 million, or 84.6%, from the $3.2 million earned in the nine months ended June 30, 2010. The decrease included the impact of the $5.6 million contribution made to The Franklin Federal Foundation ($1.4 million in cash and $4.2 million in stock) in connection with our mutual to stock conversion. Net income excluding the conversion-related charitable contribution and the related income tax benefit was $3.9 million, a $723,000, or 22.5%, increase from the nine months ended June 30, 2010. The increase was the net result of a $1.8 million increase in net interest income, a $1.2 million decrease in the provision for loan losses, a $1.6 million decrease in other-than-temporary impairment charges on securities included in earnings, a $288,000 decrease in other service charges and fees, a $1.7 million decrease in gains on sales of securities, a $56,000 increase in gains on sales of loans, a $57,000 increase in other operating income, a $1.1 million increase in other noninterest expenses, and a $749,000 increase in income tax expense.

Net Interest Income. Net interest income increased $1.8 million, or 9.9%, to $19.6 million in the nine months ended June 30, 2011 from $17.8 million in the nine months ended June 30, 2010. The increase in net interest income resulted from a decline in total interest and dividend income that was more than offset by lower interest expense on savings deposits and FHLB borrowings.

Total interest and dividend income decreased $2.4 million, or 6.4%, to $34.4 million for the nine months ended June 30, 2011 from $36.8 million for the nine months ended June 30, 2010. Interest income on loans decreased $457,000, or 1.9%, for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 as a result of a $15.2 million decline in the average balance of loans. The interest income on loans was also negatively impacted by our level of nonaccrual loans during the nine months ended June 30, 2011. Additionally, interest and dividend income on investment securities declined $2.0 million, or 16.0%, primarily due to a decline in the yield on MBSs and CMOs, which decreased 46 basis points and 192 basis points, respectively. These securities continue to prepay at accelerated rates due to the efforts of the Federal Reserve to keep home mortgage interest rates low. For the purpose of meeting the regulatory qualified thrift lender requirements and to better position the Company for rising interest rates, we expect to continue to purchase shorter-term MBSs and CMOs with significantly lower yields than those MBSs and CMOs that are pre-paying. Additionally, interest income on corporate debt securities declined $406,000 primarily due to the maturity of several high-yielding bonds.

Total interest expense decreased $4.1 million, or 21.8%, to $14.9 million for the nine months ended June 30, 2011 from $19.0 million for the nine months ended June 30, 2010. Deposit costs declined $2.9 million, or 26.4%, and FHLB borrowing costs declined $1.3 million, or 15.5%. The average balance of interest-bearing deposits increased $5.0 million, or 0.8%, for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 because growth in money market savings and money market checking accounts more than offset a decline in certificates of deposit. The average interest rate paid on deposits decreased 60 basis points as a result of the lower interest rate environment for deposits in the nine months ended June 30, 2011. Interest paid on FHLB borrowings decreased in 2011 due to a decrease in the average balance of higher-rate borrowings of $27.9 million, resulting in a lower average interest rate paid of 15 basis points.

Provision for Loan Losses. The provision for loan losses decreased $1.3 million to $2.5 million for the nine months ended June 30, 2011 from $3.8 million for the nine months ended June 30, 2010. The decrease in the provision reflects a decrease in the overall reserve rate of 2 basis points at June 30, 2011 from September 30, 2010 offset by a $3.9 million increase in total loans compared to an increase in the overall reserve rate of 46 basis points at June 30, 2010 from September 30, 2009 offset by a $2.6 million decrease in total loans. Net loan charge-offs were $2.5 million for the nine months ended June 30, 2011 compared to $1.4 million for the nine months ended June 30, 2010. See note 5 of the notes to the unaudited consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

Gains, Losses, and Impairment Charges on Securities. Other-than-temporary-impairment charges on securities reflected in earnings decreased $1.6 million to $1.9 million for the nine months ended June 30, 2011 compared to $3.5 million for the nine months ended June 30, 2010. Impairment charges reflected in earnings consisted of $1.1 million in charges on debt securities and $803,000 in charges on equity securities for the nine months ended June 30, 2011 compared to $3.1 million and $348,000 in the comparable period in the prior year, respectively. The decrease in impairment charges reflects a current stabilization in the delinquency and loss rates for mortgages underlying our portfolio of non-agency CMOs. Delinquency and loss rates could increase in the future depending on market conditions. Sales of securities resulted in gains of $265,000 for the nine months ended June 30, 2011 compared to $2.0 million for the nine months ended June 30, 2010.

Noninterest Income, Excluding Gains, Losses, and Impairment Charges on Securities. Total other noninterest income decreased $181,000 for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010, primarily as a result of a $288,000 decrease in other service charges and fees, which was primarily related to late fees received on construction loans in 2010, partially offset by a $56,000 increase in gains on sales of loans, and a $48,000 increase in gains on the sale of other real estate owned.

Noninterest Expense. Total noninterest expenses increased $6.7 million, or 63.7%, to $17.2 million for the nine months ended June 30, 2011 compared to $10.5 million for the nine months ended June 30, 2010. The increase in noninterest expenses was due primarily to a $5.6 million charitable contribution related to the contribution of cash and stock to The Franklin Federal Foundation in connection with our mutual to stock conversion. Excluding the contribution to The Franklin Federal Foundation, noninterest expenses increased $1.1 million, or 10.9%, to $11.7 million from $10.5 million for the nine months ended June 30, 2010. The increase in noninterest expenses exclusive of the contribution to The Franklin Federal Foundation was due to a $518,000 increase in personnel expense and a $998,000 increase in other operating expenses partially offset by a $318,000 decrease in fees on the early retirement of FHLB borrowings. The increase in personnel expenses was primarily the result of a $109,000 increase in salaries, a $197,000 increase in deferred compensation expense for officers and directors and $176,000 in expenses related to the allocation of shares to employees from the newly-created ESOP. Other operating expenses for the nine months ended June 30, 2011 increased $115,000 as a result of expenses related to reporting as a public company, including increased legal, external audit and tax, and consulting expenses as well as SEC reporting expenses and expenses related to listing on the NASDAQ Global Market stock exchange. Other operating expenses for the nine months ended June 30, 2011 also included $839,000 in impairment charges on real estate owned compared to no impairment charges on real estate owned in the nine months ended June 30, 2010, as well as $46,000 in losses on the sale of real estate owned compared to no losses in the comparable period from the prior year. These increases were partially offset by a decrease of $34,000 in advertising expense and a $32,000 decrease in occupancy expense resulting from lower real estate and personal property taxes as well as lower repairs and maintenance expenses.

Income Tax Expense. The Company had an income tax benefit of $340,000 for the nine months ended June 30, 2011 compared to income tax expense of $1.0 million for the nine months ended June 30, 2010. The effective income tax benefit rate for the nine months ended June 30, 2011 was not meaningful due to the small income before provision for income taxes and larger federal and state income tax benefit. The effective income tax expense rate was 24.1% for the nine months ended June 30, 2010.

Average Balances, Income and Expenses, Yields and Rates

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average daily balances of assets or liabilities, respectively, for the periods presented. Non-accrual loans are included in average loan balances only. Loan fees are included in interest income on loans and are not material.

	For the Three Months Ended June 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One- to four-family	$117,661	$2,067	7.05%	$135,094	$2,389	7.09%
Multi-family	80,984	1,431	7.09%	77,826	1,299	6.69%
Nonresidential	185,315	3,173	6.87%	168,476	2,702	6.43%
Construction	40,454	499	4.95%	54,949	542	3.96%
Land and land development	68,404	831	4.87%	71,936	1,069	5.96%
Other	691	14	8.13%	2,466	29	4.72%
Total loans	493,509	8,015	6.51%	510,747	8,030	6.31%
Securities:
Collateralized mortgage obligations	202,088	1,482	2.94%	137,430	1,608	4.69%
Mortgage-backed securities	32,676	290	3.56%	38,593	393	4.08%
States and political subdivisions	18,113	206	4.56%	21,138	230	4.36%
U. S. government agencies	12,430	31	1.00%	-	-	-
Corporate equity securities	24,442	65	1.07%	25,891	78	1.21%
Corporate debt securities	119,102	1,544	5.20%	129,601	1,728	5.35%
Total securities	408,851	3,618	3.55%	352,653	4,037	4.59%
Investment in FHLB stock	11,703	24	0.82%	13,510	-	-
Other interest-earning assets	164,817	89	0.22%	72,203	45	0.25%
Total interest-earning assets	1,078,880	11,746	4.37%	949,113	12,112	5.12%
Allowance for loan losses	(12,417)			(10,146)
Noninterest-earning assets	88,254			71,300
Total assets	$1,154,717			$1,010,267

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Passbook savings	$-	-	-	$2,285	5	0.88%
Money market savings	226,945	468	0.83%	218,341	682	1.25%
Money market checking	46,185	92	0.80%	38,053	121	1.28%
Certificates of deposit	395,594	1,987	2.01%	401,764	2,540	2.54%
Total interest-bearing deposits	668,724	2,547	1.53%	660,443	3,348	2.03%
FHLB borrowings	190,000	2,291	4.84%	212,363	2,628	4.96%
Total interest-bearing liabilities	858,724	4,838	2.26%	872,806	5,976	2.75%
Noninterest bearing liabilities	102,312			7,538
Total liabilities	961,036			880,344

Stockholders’ equity	193,681			129,923

Total liabilities and stockholders’ equity	$1,154,717			$1,010,267
Net interest income		$6,908			$6,136
Interest rate spread (1)			2.11%			2.37%
Net interest margin (2)			2.60%			2.62%
Average interest-earning assets to average interest-bearing liabilities			125.64%			108.74%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	For the Nine Months Ended June 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One- to four-family	$121,752	$6,451	7.08%	$126,534	$6,728	7.11%
Multi-family	78,448	4,055	6.91%	89,368	4,455	6.66%
Nonresidential	180,723	9,255	6.85%	148,935	7,347	6.60%
Construction	41,362	1,599	5.17%	65,125	2,078	4.27%
Land and land development	69,017	2,567	4.97%	74,938	3,736	6.67%
Other	1,292	71	7.35%	2,868	111	5.17%
Total loans	492,594	23,998	6.51%	507,768	24,455	6.44%
Securities:
Collateralized mortgage obligations	161,344	3,775	3.13%	130,199	4,916	5.05%
Mortgage-backed securities	32,931	931	3.78%	42,297	1,340	4.24%
States and political subdivisions	19,103	635	4.44%	21,833	709	4.34%
U. S. government agencies	9,897	69	0.93%	-	-	-
Corporate equity securities	23,735	221	1.24%	24,590	255	1.39%
Corporate debt securities	121,829	4,581	5.03%	133,843	4,987	4.98%
Total securities	368,839	10,212	3.70%	352,762	12,207	4.63%
Investment in FHLB stock	12,032	61	0.68%	13,510	23	0.23%
Other interest-earning assets	100,439	166	0.22%	71,942	120	0.22%
Total interest-earning assets	973,904	34,437	4.73%	945,982	36,805	5.20%
Allowance for loan losses	(12,444)			(9,734)
Noninterest-earning assets	85,064			69,125
Total assets	$1,046,524			$1,005,373
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Passbook savings	$15	-	-	$2,994	22	0.98%
Money market savings	226,351	1,494	0.88%	208,375	2,156	1.38%
Money market checking	45,439	304	0.89%	31,303	329	1.41%
Certificates of deposit	386,446	6,186	2.14%	410,542	8,344	2.72%
Total interest-bearing deposits	658,251	7,984	1.62%	653,214	10,851	2.22%
FHLB borrowings	190,000	6,873	4.84%	217,930	8,137	4.99%
Total interest-bearing liabilities	848,251	14,857	2.34%	871,144	18,988	2.91%
Noninterest bearing liabilities	47,318			7,973
Total liabilities	895,569			879,117

Stockholders’ equity	150,955			126,256

Total liabilities and stockholders’ equity	$1,046,524			$1,005,373
Net interest income		$19,580			$17,817
Interest rate spread (1)			2.39%			2.29%
Net interest margin (2)			2.69%			2.52%
Average interest-earning assets to average interest-bearing liabilities			114.81%			108.59%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010			Nine months ended June 30, 2011 Compared to Nine months ended June 30, 2010
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$(1,061)	$1,046	$(15)	$(856)	$399	$(457)
Securities	2,856	(3,275)	(419)	845	(2,840)	(1,995)
Investment in FHLB stock	-	24	24	(4)	42	38
Other interest earning assets	80	(36)	44	46	-	46
Total	1,875	(2,241)	(366)	31	(2.399)	(2,368)
Interest expense:
Deposits:
Passbook savings	(3)	(2)	(5)	(11)	(11)	(22)
Money market savings	171	(385)	(214)	273	(935)	(662)
Money market checking	122	(151)	(29)	165	(190)	(25)
Certificates of deposit	(38)	(515)	(553)	(466)	(1,692)	(2,158)
FHLB borrowings	(274)	(63)	(337)	(1,024)	(240)	(1,264)
Total	(22)	(1,116)	(1,138)	(1,063)	(3,068)	(4,131)
Increase (decrease) in net interest income	$1,897	$(1,125)	$772	$1,094	$669	$1,763

Asset Quality

Nonperforming Assets (NPAs)

At June 30, 2011, nonperforming assets totaled $46.2 million, an increase of $4.8 million from $41.4 million at September 30, 2010. Our level of NPAs remains elevated over historical experience as a result of stresses in the real estate market, which are largely a result of the broader and extended economic slowdown. While we intend to actively work to reduce our NPAs, these levels of nonperforming assets are likely to remain elevated in the near term as problem loans work to resolution, which may be foreclosure.

Nonperforming assets at June 30, 2011 included $36.6 million in nonperforming loans (NPLs) as summarized in the table below. The following table reflects the balances and changes from the prior quarter:

(Dollars in thousands)	June 30, 2011	March 31, 2011	Change
Nonaccrual loans:
One-to four-family	$10,200	$11,421	$(1,221)
Nonresidential	13,504	11,075	2,429
Construction	255	255	-
Land and land development	12,660	12,693	(33)
Total	36,619	35,444	1,175

Accruing loans past due 90 days or more	-	-	-
Total non-performing loans	$36,619	$35,444	$1,175

At June 30, 2011, the allowance for loan losses as a percentage of total loans was 2.70% compared to 2.41% at March 31, 2011 and 2.72% at September 30, 2010. During the three months ended June 30, 2011, management significantly increased the reserve rate on land and land development loans. Recent appraisals received by the Company indicate that, while the market for developed lots and small-tract developments is showing signs of stabilization, the market for large-tract developments in the Richmond MSA is significantly stressed. See note 5 of the notes to the unaudited consolidated financial statements for further analysis of the allowance for loan losses.

The following table sets forth selected asset quality data and ratios for the dates indicated:

(Dollars in thousands)	June 30, 2011	September 30, 2010
Nonperforming loans	$36,619	$29,773
Real estate owned	9,571	11,581
Total non-performing assets	$46,190	$41,354

Allowance for loan losses	$13,432	$13,419
Total loans	$497,920	$494,055

Ratios
Allowance as a percentage of total loans	2.70%	2.72%
Allowance as a percentage of nonperforming loans	36.68%	45.07%
Total non-performing loans to total loans	7.35%	6.03%
Total non-performing loans to total assets	3.28%	3.07%
Total non-performing assets to total assets	4.14%	4.26%

At June 30, 2011, nonaccrual loans were primarily comprised of the following:

•	Land and land development loans:

-
One loan on several hundred acres of undeveloped land in central Virginia proposed for a multi-use development within a planned unit development. This loan had a balance of $4.9 million and was classified as impaired at June 30, 2011. The collateral was valued at $12.2 million based upon a December 2010 appraisal, and a specific allowance calculation on this loan resulted in no allowance at June 30, 2011 due to sufficient collateral.

-
One loan on several hundred acres of undeveloped land in central Virginia proposed for multi-use development within a planned unit development. This loan is a participation loan with two other banks, each having a one-third interest. The balance of the Company’s portion of this loan was $4.9 million and was classified as impaired at June 30, 2011. The collateral was valued at $37.1 million (of which $12.4 million is attributable to the Company) based upon a November 2010 appraisal, and a specific allowance calculation on this loan resulted in no allowance at June 30, 2011 due to sufficient collateral.

-
One loan on 71 single-family lots and approximately 60 acres of developed land in central Virginia. As of June 30, 2011, 11 single-family lots had been sold. The loan is a participation with another bank and was current at June 30, 2011. Our participation interest is 62%, and our balance on this loan was $1.5 million at June 30, 2011. This loan was modified in a troubled debt restructuring during the year ended September 30, 2010 and had a related specific allowance of $57,000 at June 30, 2011.

-
One loan on 18 developed residential lots plus approximately 16 acres of land zoned for residential development in central Virginia. This loan had a balance of $943,000 and was classified as impaired at June 30, 2011. The collateral was valued at $1.1 million based upon a September 2010 appraisal, and a specific allowance calculation on this loan resulted in no allowance at June 30, 2011 due to sufficient collateral.

•	Nonresidential real estate loans:

-
One loan on a strip shopping center in northern Virginia with four available out-parcel sites. The shopping center, which is 29% leased, is within one mile of a major regional shopping center. The loan is a participation with two other banks, and our participation portion is approximately 32%. Our balance at June 30, 2011 was $2.3 million. This loan was modified in a troubled debt restructuring during the year ended September 30, 2010. Based upon an April 2011 appraisal valuing the collateral at $8.3 million (of which $2.7 million is attributable to the Company), no specific allowance was necessary at June 30, 2011 due to sufficient collateral. The loan was over 180 days delinquent and on nonaccrual status at June 30, 2011.

-
One loan on two shopping centers in North Carolina under one deed of trust. The loan balance was $5.5 million at June 30, 2011. The loan was brought current during the three months ended June 30, 2011 but will remain on nonaccrual status until a sufficient payment history is established. The two shopping centers have a combined appraised value of $7.4 million based upon a December 2010 appraisal. A specific allowance calculation on this loan resulted in no allowance at June 30, 2011 due to sufficient collateral.

-
One loan secured by a day care center and twenty-six developed lots in central Virginia. This loan had a balance of $2.1 million and was 61 – 90 days delinquent at June 30, 2011. The collateral for this loan was valued at $2.7 million based on a March 2010 appraisal of the day care center and a June 2011 appraisal of the lots. We have three other loans to entities controlled by the guarantor on this loan as described below in the section regarding nonaccrual one-to four-family loans. A specific allowance calculation on this loan resulted in no allowance at June 30, 2011 due to sufficient collateral.

-
One loan on a shopping center in central Virginia with two outparcels. The shopping center was 83% leased but was not generating sufficient cash flow to service the loan debt at June 30, 2011. This loan is a participation with three other banks, and our participation is approximately 22%. During the three months ended June 30, 2011, the participating banks foreclosed on the shopping center. The collateral was sold at the foreclosure auction, but the sale was subject to customary closing procedures and had not closed prior to quarter end. As a result, management charged off the uncollectible portion of this loan based upon the contract price, resulting in a charge-off of $262,000. The remaining balance attributable to the Company at June 30, 2011 was $934,000 and had no related specific allowance. Management expects the sale of the property to close in the last fiscal quarter of 2011.

-
One loan on an exhibition hall in central Virginia that was 151-180 days delinquent at June 30, 2011. The loan is a participation with two other banks, and our participation portion is approximately 32%. Our balance at June 30, 2011 was $2.7 million. The participating banks are currently discussing an extension and modification of the loan with the borrower, with the expectation that the borrower will provide additional collateral adjacent to the exhibition hall. A new appraisal has been ordered. The loan is not considered impaired at this time due to the financial strength of the guarantor.

•	One-to four-family

-	Fifty-one loans on one-to four-family residential properties in central Virginia to multiple borrowers with an aggregate balance of $5.4 million at June 30, 2011.

-
Three loans outstanding to separate entities controlled by the same guarantor totaling $4.8 million secured by twenty-three non-owner-occupied one-to four-family homes. These loans were between 121-180 days delinquent at June 30, 2011. A specific allowance calculation on these loans resulted in a specific allowance of $121,000 at June 30, 2011 based on February 2011 appraisals.

The following table shows the aggregate amounts of our classified and criticized loans and securities at the dates indicated in accordance with regulatory classification definitions.

(Dollars in thousands)	June 30, 2011	September 30, 2010
Loans:
Special mention loans	$15,091	$22,065
Substandard loans	65,173	56,479
Total criticized and classified loans	80,264	78,544
Securities:
Substandard	21,700	29,414
Doubtful	2,485	3,063
Total classified securities	24,185	32,477
Total criticized and classified assets	$104,449	$111,021

At June 30, 2011, substandard loans, other than nonperforming loans, were comprised primarily of the following:

-
One loan on a mixed use development on several hundred acres of land in central Virginia that, as proposed, will contain 80,000 square feet of retail space and more than 300 attached and detached single family lots. As of June 30, 2011, 73 single-family lots had been sold. Payments of principal and interest are made as lots are sold. This loan had a balance of $10.9 million at June 30, 2011 and was identified as impaired. During the three months ended March 31, 2011, this loan was returned to accrual status after it was brought current and had multiple non-contingent contracts for the sale of single-family lots scheduled to close by December 31, 2011. The loan was current at June 30, 2011. The development has an appraised value of $19.1 million based on a December 2010 appraisal.

-
Three loans on an apartment complex in central Virginia totaling $11.5 million. Based upon current occupancy, the apartment complex does not generate enough cash to service the debt and requires support from the guarantor. The apartment complex is valued at $15.0 million based upon a January 2011 appraisal.

-
One loan on a 64-unit apartment complex in central Virginia with a balance of $1.3 million at June 30, 2011. The apartment complex does not generate enough cash to service the debt and requires support from the guarantor.

-
One loan on a single-family residential development in central Virginia with a balance of $751,000 at June 30, 2011. This loan is a participation with six other banks, and the Bank’s participation percentage is 18.6%. The loan was current at June 30, 2011. However, we received a May 2011 appraisal indicating a value of $1.6 million, $300,000 of which was attributable to the Company.

-
One loan on a single-family residential development in central Virginia with a balance of $2.7 million at June 30, 2011. This loan is a participation with six other banks, and the Bank’s participation percentage is 18.6%. The loan was current at June 30, 2011. However, we received a May 2011 appraisal indicating a value of $4.4 million, $1.2 million of which was attributable to the Company.

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and securities classified as available-for-sale. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $116.0 million. Securities classified as available-for-sale, whose aggregate market value exceeds cost, provide additional sources of liquidity and had a market value of $315.8 million at June 30, 2011. In addition, at June 30, 2011, we had the ability to borrow a total of approximately $198.7 million in additional funds from the FHLB. Additionally, we established a borrowing arrangement with the Federal Reserve Bank of Richmond, although no borrowings have occurred and no assets have been pledged to date. We intend to use corporate bonds as collateral for this arrangement and had unpledged corporate bonds with an estimated fair value of $118.9 million at June 30, 2011.

At June 30, 2011, we had $91.5 million in loan commitments outstanding, which included $67.5 million in undisbursed loans. Certificates of deposit due within one year of June 30, 2011 totaled $257.0 million. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of eight full-service retail banking offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity.

Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”). Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. In addition, the Bank is required to notify the OCC before paying dividends to Franklin Financial.

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

At June 30, 2011, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OCC. There are no conditions or events that management believes have changed the Bank’s classification. As a savings and loan holding company regulated by the Federal Reserve Board (“FRB”), Franklin Financial is not currently subject to any separate regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period before the capital requirements will apply to savings and loan holding companies. The following table reflects the level of required capital and actual capital of the Bank at June 30, 2011 and September 30, 2010:

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of June 30, 2011
Tier 1 capital	$163,725	15.82%	$41,389	4.00%	$52,041	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	163,725	22.35	29,308	4.00	43,962	6.00
(to risk weighted assets)

Tangible capital	163,725	15.82	15,521	1.50	15,521	1.50
(to adjusted tangible assets)

Risk-based capital	172,934	23.60	58,617	8.00	73,271	10.00
(to risk weighted assets)

As of September 30, 2010
Tier 1 capital	$103,183	10.90%	$37,877	4.00%	$47,616	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	103,183	14.12	29,234	4.00	43,850	6.00
(to risk weighted assets)

Tangible capital	103,183	10.90	14,204	1.50	14,204	1.50
(to adjusted tangible assets)

Risk-based capital	112,341	15.37	58,467	8.00	73,084	10.00
(to risk weighted assets)

There were no dividends declared by the Bank to Franklin Financial in the three or nine months ended June 30, 2011. During the three months ended June 30, 2011, Franklin Financial contributed $68.1 million to the Bank from the proceeds of the mutual to stock conversion discussed in note 2 to the unaudited consolidated financial statements.

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at June 30, 2011 and September 30, 2010 (dollars in thousands):

	June 30, 2011
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Tangible capital	Risk-based capital
GAAP capital	$168,539	$168,539	$168,539	$168,539
Accumulated gains on certain available-for-sale securities	(4,452)	(4,452)	(4,452)	(4,452)
Disallowed deferred tax assets	(1,644)	(1,644)	(1,644)	(1,644)
Pension plan	1,282	1,282	1,282	1,282
General allowance for loan losses	-	-	-	9,209
Regulatory capital – computed	$163,725	$163,725	$163,725	$172,934

	September 30, 2010
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Tangible capital	Risk-based capital
GAAP capital	$107,305	$107,305	$107,305	$107,305
Accumulated gains on certain available- for-sale securities	(4,745)	(4,745)	(4,745)	(4,745)
Disallowed deferred tax assets	(659)	(659)	(659)	(659)
Pension plan	1,282	1,282	1,282	1,282
General allowance for loan losses	-	-	-	9,158
Regulatory capital – computed	$103,183	$103,183	$103,183	$112,341

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the year ended September 30, 2010 and the nine months ended June 30, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Analysis

Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The following table presents the change in the present value of Franklin Federal’s equity at June 30, 2011 that would occur in the event of an immediate change in interest rates based on management assumptions. The table does not include the effect of approximately $74.4 million of investable assets held by Franklin Financial Corporation at June 30, 2011.

	Present Value of Equity
Change in	Market
Basis Points	Value	$ Change	% Change
	(Dollars in thousands)
300	$143,797	$(33,397)	(18.8)%
200	156,080	(21,114)	(11.9)
100	167,254	(9,940)	(5.6)
0	177,194	-	-
-100	174,956	(2,238)	(1.3)

Using the same assumptions as above, the sensitivity of our projected net interest income for the twelve months ending June 30, 2012 is as follows:

	Projected Net Interest Income
Change in	Net Interest
Basis Points	Income	$ Change	% Change
	(Dollars in thousands)
300	$25,644	$(3,027)	(10.6)%
200	26,918	(1,753)	(6.1)
100	27,840	(831)	(2.9)
0	28,671	-	-
-100	25,803	(2,868)	(10.0)

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on February 22, 2011. As of June 30, 2011, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

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

FRANKLIN FINANCIAL CORPORATION
Registrant

August 12, 2011	By:	/s/ Richard T. Wheeler, Jr.
Richard T. Wheeler, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2011	By:	/s/ Donald F. Marker
Donald F. Marker
Vice President, Chief Financial Officer and Secretary/Treasurer
(Principal Financial and Accounting Officer)