Form 10-K
period 2011-09-30
Franklin Financial Corp
filed 2011-12-22
CIK 1505823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number:  1-35085

FRANKLIN FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

VIRGINIA	27-4132729
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

4501 Cox Road, Glen Allen, VA 23060
(Address of principal executive offices, including zip code)

(804) 967-7000
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer       ☐           Accelerated Filer       ☐           Non-accelerated filer       ☒
Smaller reporting company       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

As of March 31, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

There were 14,302,838 shares of common stock outstanding as of December 15, 2011.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on February 21, 2012 are incorporated by reference into Part III of this Form 10-K.

FRANKLIN FINANCIAL CORPORATION
FORM 10-K

Forward-Looking Statements

This report may contain certain “forward-looking statements” within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.   These statements are not historical facts; rather, they are statements based on management’s current expectations regarding our business strategies, intended results and future performance.  Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.  Management’s ability to predict results of the effect of future plans or strategies is inherently uncertain.   Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the following:

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

 Additional factors that may affect the Company’s results are discussed in Item 1A. “Risk Factors” in the Company’s annual report on Form 10-K and in other reports filed with the Securities and Exchange Commission.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

PART I
Item 1.  BUSINESS

General

Franklin Financial Corporation. Franklin Financial Corporation (“Franklin Financial” or the “Company”), a Virginia corporation, was incorporated in December 2010 to be the holding company for Franklin Federal Savings Bank (“Franklin Federal” or the “Bank”) following the Bank’s conversion from the mutual to the stock form of ownership. On April 27, 2011, the mutual to stock conversion was completed and the Bank became the wholly owned subsidiary of the Company. Also on that date, the Company sold and issued 13,886,250 shares of its common stock at a price of $10.00 per share, through which the Company received net offering proceeds of $136.3 million.  Additionally, the Company contributed $1.39 million in cash and 416,588 shares of common stock to The Franklin Federal Foundation.  The Company’s principal business activity is the ownership of the outstanding shares of common stock of the Bank. The Company does not own or lease any real property, but instead uses the premises, equipment and other property of the Bank, with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement entered into with the Bank.

Franklin Federal Savings Bank. Founded in 1933, the Bank is a federally chartered savings bank headquartered in Glen Allen, Virginia. The Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in our primary market area, consisting of the City of Richmond, the Counties of Henrico, Hanover and Chesterfield, Virginia, and the surrounding areas.  The Bank attracts deposits from the general public and uses those funds to originate commercial real estate loans, including nonresidential real estate and multi-family real estate loans, residential mortgage loans, construction loans, and land and land development loans.

The Company’s and the Bank’s executive offices are located at 4501 Cox Road, Glen Allen, Virginia 23060, and its telephone number is (804) 967-7000.

Availability of Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on the Company’s website, http://investors.franklinfederal.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).  The information on the Company’s website shall not be considered as incorporated by reference into this Form 10-K.

Market Area

The Company currently operates eight full-service retail banking offices in the Greater Richmond area of central Virginia, including one branch at our corporate headquarters in Glen Allen. The Company considers the City of Richmond, the Counties of Henrico, Hanover and Chesterfield, Virginia, and the surrounding areas to be its primary market area. The City of Richmond serves as the capital of Virginia and the economic center of the Richmond-Petersburg metropolitan statistical area (“Richmond MSA”). The Richmond MSA had an estimated population of 1.25 million in 2010. The largest jurisdictions in the Richmond MSA as ranked by estimated 2010 population were Chesterfield County (314,259), Henrico County (300,523), Richmond (201,272), and Hanover County (101,350).

The Company also makes commercial real estate loans in other areas of Virginia, primarily within 120 miles of Richmond, as well as a limited number of such loans in North Carolina. In Virginia, the Company has originated loans on properties located north to the Manassas/Woodbridge area of northern Virginia, to the east to the Norfolk/Virginia Beach area of eastern Virginia, to the west to Harrisonburg near the intersection of Interstates 64 and 81, and to the southwest to Roanoke.

While the City of Richmond experienced relatively low population growth of 1.8% in the decade from 2000 to 2010, the broader Richmond MSA experienced robust population growth of 14.3%. Chesterfield, Henrico, and Hanover counties recorded population growth rates of 20.9%, 14.6%, and 17.4%, respectively. The Richmond MSA population is projected to increase 5.4% over the next five years, continuing to exceed the state and national growth rates. The area reflects a generally high quality of life as exemplified by a relatively low cost of living, minimal traffic congestion, a physically attractive topography, and a diverse economy that experiences neither the highs nor the lows of national business cycles.

Employees

At September 30, 2011, the Company had 98 full time equivalent employees.  No employees are represented by any collective bargaining unit.  The management of the Company considers relations with its employees to be good.

Competition

The Company faces significant competition for deposits and loans. The most direct competition for deposits has historically come from the financial institutions operating in the Company’s primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. The Company also faces competition for investors’ funds from money market funds and mutual funds. At June 30, 2011, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, the Company held 0.99% of the FDIC-insured deposits in the Richmond MSA. Some of the banks owned by large national and regional holding companies and other community-based banks that also operate in the Company’s primary market area are larger and, therefore, may have greater resources or offer a broader range of products and services.

Competition for loans comes from financial institutions, including credit unions, in the Company’s primary market area and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies. In recent years, competition from various U.S. government programs and agencies and government sponsored enterprises has resulted in fewer profitable opportunities to originate one-to four-family and multi-family residential mortgage loans.

The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet, and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Federal law permits affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit the Company’s growth in the future.

Lending Activities

Nonresidential Real Estate Loans. The Company offers fixed-rate and, to a lesser extent, adjustable-rate mortgage loans secured by nonresidential commercial real estate. Approximately 93% of nonresidential real estate loans are secured by income-producing properties located within the Company’s primary market area and the surrounding 120 mile radius, including shopping centers and other retail properties, office buildings, hotels, mini-storage facilities, parking facilities, nursing homes, and assisted-living facilities. In 2004, the Company began to significantly increase its origination of nonresidential real estate loans. Prior to that time, the Company’s focus was primarily on residential one-to four-family, owner-occupied mortgages and construction loans to builders.

The Company originates fixed-rate nonresidential real estate loans with contractual maturities of up to 30 years. These loans are typically callable in five to ten years and at any time thereafter. The Company also offers adjustable-rate nonresidential real estate loans with contractual maturities up to 15 years that are typically callable in five years and at any time thereafter. Interest rates on adjustable rate loans are primarily equal to a margin above the prime lending rate or the London Interbank Offered Rate (LIBOR) with a few loans indexed to treasury bill rates. Rates are generally adjustable monthly, but they may adjust at other intervals as negotiated with the borrower at the time a loan is made. Loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 80%, with exceptions for borrowers or guarantors with high net worth, high liquidity, or other compensating factors. Approximately 70% of loans that the Company originated in the past two years had loan-to-value ratios of 70% or less at origination and approximately 27% of such loans had loan-to-value ratios between 70% and 80% at origination. Rates and other terms on such loans depend on an assessment of credit risk after considering such factors as the borrower’s financial condition and credit history, property type, loan-to-value ratio, debt service coverage ratio, financial strength of the guarantor and other factors. The Company requires personal guarantees and a projected debt service coverage ratio of 1.2x or greater depending on the characteristics of the project but may accept a lower debt service coverage ratio for loans in the lease-up phase, with short amortization periods, with guarantors with high net worth and high liquidity, or on properties anchored by investment grade tenants. Additionally, in limited circumstances, the Company may not require personal guarantees for loans with loan-to-value ratios less than 50% or on properties anchored by investment-grade tenants. The Company’s nonresidential real estate loans carry prepayment penalties of up to 5% of the amount prepaid.

As of September 30, 2011, the average size of the Company’s 50 largest nonresidential real estate loans was $3.5 million, and the largest such loan was $9.9 million. This loan, which was originated in April 2010 and is secured by a first deed of trust on a hotel in eastern Virginia, was performing in accordance with its terms at September 30, 2011.

Multi-Family Real Estate Loans. The Company offers multi-family real estate loans that are secured by properties in its primary market area and the surrounding 120 mile radius. Multi-family loans are secured by first mortgages, are originated with a maximum loan-to-value ratio of 80%, and require a projected debt service coverage ratio of 1.2x or greater depending on the characteristics of the project. Exceptions to the Company’s loan-to-value and debt service coverage ratio guidelines may be made for loans in the construction or lease-up phase or that have guarantors with high net worth and high liquidity. Rates and other terms on such loans generally depend on the Company’s assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors.

As of September 30, 2011, the Company’s largest multi-family real estate exposure was three loans on one property with a total outstanding balance of $11.5 million. These loans, which were originated from March 2006 to April 2008, are secured by an approximately 600 unit apartment project. These loans were considered impaired at September 30, 2011 and one was on nonaccrual status at that date while the other two were 31 – 60 days past due. For a further discussion of these loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality—Nonperforming Assets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality—Classified and Criticized Assets.”

One-to Four-Family Residential Loans. The Company’s origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in its primary market area. The Company originates one-to four-family residential mortgage loans on both owner-occupied properties and non-owner-occupied investment properties. At September 30, 2011, $53.3 million of the Company’s one-to four-family residential loan portfolio was comprised of loans on owner-occupied properties and $61.7 million was comprised of loans on non-owner-occupied investment properties. The Company offers fixed-rate mortgage loans with contractual maturities up to 30 years on owner-occupied properties and non-owner-occupied properties. In the past two years, the Company has required call provisions up to 15 years for loans on non-owner-occupied properties.

The Company continues to originate one-to four-family residential mortgage loans on owner-occupied properties. However, the low interest rate environment and intense competition for such loans has resulted in a decrease in the number of such loans originated by Franklin Federal in recent years, and most of the residential loans originated on owner-occupied properties are sold into the secondary market. The Company retains in its portfolio non-owner-occupied one-to four-family residential loans that it originates unless a secondary market product offers more favorable terms for borrowers.

While one-to four-family residential real estate loans are typically originated with 30-year terms, such loans tend to remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

The Company does not make conventional, owner-occupied loans to be held in its portfolio with loan-to-value ratios exceeding 95%. Conventional, owner-occupied, portfolio loans with loan-to-value ratios in excess of 80% do not require private mortgage insurance, but they may carry higher interest rates to compensate for the additional risk. For non-owner-occupied residential loans, the Company requires a loan-to-value ratio of 80% or less, and the borrower must meet certain reserve and debt service coverage ratio requirements and pay a higher interest rate than available on owner-occupied loans. The Company requires properties securing mortgage loans to be appraised by a board-approved independent appraiser unless exceptions are approved by the Company’s Loan Committee for loans of $250,000 or less with estimated loan-to-value ratios of 60% or less. The property collateralizing these exception loans must be inspected by one of the Company’s employees. The Company also requires title insurance on all mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas.

The Company has not originated subprime loans (i.e., mortgage loans aimed at borrowers who do not qualify for market interest rates because of problems with their credit history). The Company does not offer loans with negative amortization. Interest-only loans represent less than 3% of total loans, and such loans are not currently being offered.

At September 30, 2011, the largest owner-occupied one-to four-family residential loan in the Company’s portfolio had an outstanding balance of $992,000. This loan, which was originated in January 2011 and is secured by a single family home, was performing in accordance with its original terms at September 30, 2011.

At September 30, 2011, the Company had 394 non-owner-occupied residential loans with aggregate outstanding balances of $61.7 million, including 14 loans that each had an outstanding balance of more than $500,000. At September 30, 2011, the largest non-owner occupied residential loan in the Company’s portfolio had an outstanding balance of $7.0 million. This loan, which was originated in December 2006 and is secured by 47 one-to four-family rental property dwellings, was performing in accordance with its original terms at September 30, 2011. At September 30, 2011, non-performing, non-owner-occupied residential loans totaled $7.9 million.

Construction Loans. The Company originates construction loans for one-to four-family homes, multi-family properties and nonresidential commercial real estate. The Company’s construction lending program began in fiscal 1997 with a focus on local residential builders. Builder lines outstanding grew moderately from inception until reaching approximately $69.0 million at September 30, 2007. Given market conditions since then, the Company has allowed this portfolio to gradually run off through sales of the underlying houses and lots and, in the last three years, through foreclosures. Given market conditions, the Company is currently originating construction loans on a limited basis, primarily on one-to four-family homes and selected pre-leased nonresidential properties, and the Company does not anticipate that it will actively solicit loans in this market until economic conditions improve.

Construction loans to builders on one-to four-family homes have terms up to twelve months with monthly interest only payments. Except for speculative loans, discussed below, repayment of such construction loans comes from the proceeds of a permanent mortgage loan for which a commitment or pre-approval is in place when the construction loan is originated. The Company originates these construction loans to a limited group of well-established builders in its primary market area, and management limits the number of projects with each builder. Interest rates on these loans are tied to the prime lending rate with a floor or minimum interest rate established at the time the loan is made. Construction loans do not exceed the lesser of 90% of the appraised value or 100% of the direct construction costs. The Company also offers construction loans to homebuyers for the construction of their personal residences, which convert into permanent loans at the end of the construction period. Such loans generally have a six-month construction period with interest only payments due monthly during the construction phase, followed by an automatic conversion to a permanent loan with a term up to 30 years with monthly payments of principal and interest. Occasionally, a construction loan to a builder of a speculative home will be converted to a permanent loan if the builder has not secured a buyer within a limited period of time after the completion of the home. The Company disburses funds on a percentage-of-completion basis following an inspection by a third party inspector and review of title.

Due to current market conditions, the Company is originating only a limited number of speculative construction loans to builders with a strong track record. At September 30, 2011, the Company had approved commitments for speculative construction loans of $8.2 million, of which $6.0 million was outstanding.

The Company also originates construction loans on nonresidential and multi-family real estate projects. The nonresidential loans are primarily on properties anchored by investment grade tenants. The loan-to-value ratio on such properties is 80% or lower, and the expected debt service coverage ratio upon stabilization is 1.2x or greater. These loans require payment of interest only during construction before converting to a fixed-rate amortizing loan.

At September 30, 2011, the Company’s largest one-to four-family construction loan relationship was for a builder line of credit of $12.0 million, of which $5.8 million was outstanding and on which any new extension of credit must be approved by the Company’s Loan Committee. This relationship was performing according to its original terms at September 30, 2011.

At September 30, 2011, the Company’s largest nonresidential real estate construction loan was $9.5 million on a project to renovate a hotel in eastern Virginia. At September 30, 2011, approximately $5.4 million of the total loan amount had been disbursed. This loan was performing according to its original terms at September 30, 2011.

Land and Land Development Loans. The Company originates loans to developers for the purpose of purchasing and/or developing vacant land in its primary market area and in areas within 120 miles of its primary market area, typically for residential subdivisions. The Company began making land and land development loans in fiscal 2001 and reached a fiscal year end peak of such loans at September 30, 2008 at $79.3 million as compared to $67.0 million at September 30, 2011. The Company has significantly curtailed the origination of land and land development loans in the past three years.

Land and land development loans are generally interest-only loans for a term not to exceed three years. For a land development loan, the Company requires a maximum loan-to-value ratio of 75% of the appraised value upon completion and for a land loan, the Company requires a maximum loan-to-value ratio of 65% of the appraised market value. Historically, the Company did not require any cash equity from the borrower if there was sufficient indicated equity in the collateral property, but since 2009 the Company has required cash equity from the borrower. Development plans and cost verification documents are required from borrowers before management approves and closes the loan. The Company’s loan officers are required to personally visit the proposed development site and the sites of competing developments.

At September 30, 2011, the Company’s largest land and land development loan had an outstanding balance of $10.0 million. The loan was performing in accordance with its original terms at September 30, 2011. For a further discussion of this loan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality—Classified and Criticized Assets.”

Other Loans. The Company offers, on a limited basis, non-real estate loans and second mortgages. The Company does not actively market these loans and such loans represent a small portion of the loan portfolio. Key loan terms vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors, and personal guarantees may be required as part of the loan commitment, other than for second mortgages.

Loan Underwriting Risks

Nonresidential and Multi-Family Real Estate Loans. Loans secured by nonresidential and multi-family real estate generally have larger balances and involve a greater degree of risk than one-to four-family residential mortgage loans. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. Of primary concern in nonresidential and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. In reaching a decision on whether to make a nonresidential or multi-family real estate loan, the Company reviews a cash flow analysis of the borrower and considers the net operating income of the property, the borrower’s expertise, credit history, profitability, the value and location of the underlying property, the financial strength of the guarantors and other factors. An environmental questionnaire is obtained and a Phase 1 or 2 environmental assessment is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. To monitor cash flows on income producing properties, the Company requires borrowers and loan guarantors to provide annual financial statements and rent rolls on nonresidential and multi-family real estate loans in excess of $1.0 million.

Construction and Land and Land Development Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate due to changes in market conditions or other factors, the Company may be confronted, at or before the maturity of the loan, with a property having a value that is insufficient to assure full repayment if liquidation is required. If the Company is forced to foreclose on a property before or at completion due to a default, it may be unable to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, speculative construction loans, which are loans made to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction, typically carry higher risks than those associated with construction loans on pre-sold properties. These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, in addition to the risks associated with construction loans on pre-sold properties, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until a buyer is found. Land and land development loans have substantially similar risks to speculative construction loans.

Non-Owner-Occupied Residential Real Estate Loans. Loans secured by investment properties represent a unique credit risk to us and, as a result, the Company adheres to special underwriting guidelines. Of primary concern in non-owner-occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the successful operation and management of the properties and the payment of rent by tenants. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.

Loan Originations, Sales and Purchases. Loan originations come from a number of sources. The primary sources of loan originations are real estate agents, brokers, mortgage bankers, existing customers, advertising and referrals from customers. Most of the Company’s nonresidential real estate and multi-family real estate loan originations result from existing relationships and referrals from mortgage bankers. The Company generally sells in the secondary market long-term fixed-rate residential owner-occupied mortgage loans that it originates. The decision to sell loans is based on prevailing market interest rate conditions, interest rate risk management and liquidity needs. The Company occasionally purchases participation interests in commercial real estate loans to supplement its lending portfolio and sells participations in such loans that exceed its lending limits. The Company has not historically purchased whole loans.

Loan Approval Procedures and Authority. The Company’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by its board of directors and management. Franklin Federal uses a Loan Committee for the review and approval of all loans, except saleable loans. The Loan Committee consists of six active members, and the approval of at least three of the members is required for the loan to be granted. Loans up to $3.0 million may be approved by the Loan Committee and reported to the board of directors. Loans over $3.0 million, as well as loans originated on properties located outside the Commonwealth of Virginia, must be approved by the board of directors.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.  At September 30, 2011, the Company’s regulatory limit on loans to one borrower was $26.3 million, allowing for an additional $17.6 million for loans secured by specific readily-marketable collateral. At that date, the Company’s largest lending relationship had $19.4 million of loans outstanding and the loans to this borrower were performing according to their original terms. This loan relationship is secured by first deeds of trust on two hotels in eastern Virginia

Loan Commitments. The Company issues commitments for residential and commercial mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to customers. Generally, loan commitments expire after 30 to 120 days.

Investment Activities

The Company currently maintains investment portfolios at both Franklin Financial and the Bank. At September 30, 2011, the Company’s investment portfolio totaled $422.3 million, or 38.5% of total assets, on a consolidated basis. Franklin Financial’s portfolio consists primarily of marketable equity securities in various financial institutions, including local community banks and larger regional and national commercial banks. Franklin Federal’s portfolio consists primarily of various types of debt securities as permitted by OCC regulations, including mortgage-backed securities, collateralized mortgage obligations, U.S. government and agency securities, state and local government obligations and corporate debt obligations.

The Company has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, corporate bonds and certificates of deposit of federally insured institutions. Within certain regulatory limits, the Company also may invest a portion of its assets in corporate equity securities and pass-through investments in mutual funds. The Company also is required to maintain an investment in Federal Home Loan Bank of Atlanta stock. The Company also invests in bank-owned life insurance, subject to applicable regulatory limits. While the Company has the authority under applicable law and its investment policies to invest in derivative securities, there was a de minimis amount of such investments at September 30, 2011.

The objectives of the Bank’s investment policy are to provide and maintain liquidity, to provide collateral for pledging requirements, to assist in maintaining an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. The Company’s board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy and appointment of the Asset/Liability Management Committee (“ALCO”) and the Investment Committees. The ALCO for Franklin Federal Savings Bank consists of the Chief Executive Officer, Chief Financial Officer, two other Executive Vice Presidents and the Senior Vice President–Loan Servicing. Franklin Federal’s Investment Committee, which consists of the Chief Executive Officer, Chief Financial Officer and one other Executive Vice President, is responsible for implementation of the investment policy and monitoring the Bank’s investment performance. Individual investment transactions are reviewed and approved by the board of directors on a monthly basis.

The objectives of Franklin Financial’s investment policy are to provide long-term appreciation by investing primarily in the equity securities of financial institutions and financial service companies located in Virginia, subject to certain regulatory limitations, and to provide tax-advantaged dividend income. The investment policy sets forth various limits with respect to the investments made by Franklin Financial. The Investment Committee of Franklin Financial, which meets quarterly, is comprised of four members, three of whom are also members of the Investment Committee of Franklin Federal.

The investment policy of Franklin Financial sets guidelines and limits for the purchase of stocks of community banks, regional and national banking institutions and financial services companies. Under its investment policies, the maximum permitted investment in any one regional or national banking institution or financial services company is $5.0 million. Any such company generally has to have a minimum market capitalization at the time of purchase of $1.0 billion, and the corporate debt securities of such company must generally be rated in one of the four highest categories by a nationally recognized rating service. The Company may make investments of up to 4.99%, subject to a maximum investment of $10.0 million, in Virginia-based community banking institutions. In making such investments, at the time of purchase the community banking institution must meet all regulatory minimum capital levels, must have been profitable from recurring operations in each of the prior three years, and must have had a minimum book value capitalization of $10.0 million.  Effective August 23, 2011, the investment policy of Franklin Financial was amended to place a moratorium on the purchase of any additional equity securities.

Due to the global financial crisis and given the concentration of Franklin Financial’s investment portfolio in equity securities of financial institutions, the Company’s investment portfolio has seen significant deterioration over the past three years. During fiscal year 2011, 2010 and 2009, Franklin Financial recognized other-than-temporary impairment charges on its equity securities portfolio of $1.1 million, $3.8 million, and $10.7 million, respectively. The net unrealized losses in Franklin Financial’s equity securities portfolio at September 30, 2011, 2010 and 2009 were $7.1 million, $1.0 million, and $1.3 million.

Some of the Company’s debt securities have also experienced significant declines in value in connection with the global financial crisis. In 2008, Franklin Federal owned investments in three mutual funds, which were primarily invested in various short-term instruments including mortgage-related investments (including private-label mortgage-backed securities), U.S. government debt securities, investment-grade corporate debt, and other high quality, short-term securities. At the time Franklin Federal invested in these funds, some of which investments were made as early as 2001, they were highly rated and well-performing funds. In 2008, the funds experienced significant price declines due to credit deterioration and elevated liquidity premiums. The fund managers enacted a redemption-in-kind provision that restricted the ability of Franklin Federal to sell these investments. Franklin Federal elected to exercise the redemption-in-kind provision and received $97.1 million of debt securities in three separate redemptions, including $51.0 million of non-agency collateralized mortgage obligations (“CMOs”). To better understand the risk associated with these non-agency CMOs, the Company engaged a third-party consultant to perform a detailed analysis of all non-agency CMO securities to identify potential loss exposure. At September 30, 2011, the Company’s non-agency CMOs, which are classified as held-to-maturity securities, had a par value of $29.3 million, an adjusted amortized cost value (financial statement carrying value) of $13.5 million, an amortized cost of $14.3 million and a fair value of $10.2 million. For the fiscal year ended September 30, 2011, 2010 and 2009, the Company recognized impairment charges in earnings totaling $1.5 million, $3.8 million, and $9.3 million, respectively, on these securities. The net unrealized gains on all of the Company’s debt securities at September 30, 2011, 2010, and 2009 were $4.2 million, $5.6 million, and $3.8 million, respectively.

Management reviews the investment portfolio of each entity on a quarterly basis to determine the cause of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other than temporary in nature. Considerations such as the financial condition of the issuer, the Company’s intent and ability to hold securities, recoverability of invested amount over a reasonable period of time, the length of time the security is in an unrealized loss position and receipt of amounts contractually due, for example, are applied in determining whether a security is other than temporarily impaired. Changes in the expected cash flows of the securities and/or prolonged price declines may result in concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value.

For a detailed discussion of the losses the Company has incurred on the Company’s investment portfolio during 2009 through 2011, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations for the Years Ended September 30, 2011, 2010 and 2009—Noninterest Income” and note 4 to the consolidated financial statements.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings, investment maturities and loan repayments are the major sources of funds for lending and other investment purposes. Scheduled loan repayments and investment maturities are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Deposits are attracted from within the Company’s primary market area through the offering of a selection of deposit instruments, all of which are interest-bearing accounts, including money market checking and passbook savings accounts and certificates of deposit. Historically, the Company has not offered noninterest-bearing demand accounts (such as checking accounts), although it has plans to do so in the near future. At September 30, 2011, $383.6 million, or 59.1% of the Company’s total deposits, were certificates of deposit. At September 30, 2011, the Company did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, the type of account and the interest rate, among other factors. In determining the terms of deposit accounts, the Company considers the rates offered by its competition, liquidity needs, profitability, matching deposit and loan products, and customer preferences and concerns. The Company generally reviews its deposit mix and pricing weekly. The Company’s deposit pricing strategy has typically been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits of a specific type or term.

Borrowings. The Company uses advances from the Federal Home Loan Bank of Atlanta to supplement the Company’s investable funds and to help manage interest rate risk. The Federal Home Loan Bank of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member, the Company is required to own capital stock in the Federal Home Loan Bank of Atlanta and is authorized to apply for advances on the security of such stock and certain of the Company’s mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s total assets and the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At September 30, 2011, the Company had unused borrowing capacity of approximately $201.4 million with the Federal Home Loan Bank of Atlanta, and $190.0 million of long-term borrowings were outstanding. Additionally, the Company maintains a borrowing arrangement with the Federal Reserve Bank of Richmond. No borrowings have occurred to date and any future borrowings will be secured primarily by corporate bonds.

Financial Services

The Company has an agreement with a third-party registered broker-dealer, PrimeVest Financial Services, Inc. (“PrimeVest”). Through PrimeVest, the Company offers customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. For the years ended September 30, 2011, 2010, and 2009, pursuant to the Company’s agreement with PrimeVest, the Company received fees of $454,000, $396,000 and $418,000, respectively.

Properties

The Company currently conducts business from its corporate headquarters and seven additional branches. The following table sets forth the net book value of the land, building, and leasehold improvements, if applicable, and certain other information with respect to the Company’s offices at September 30, 2011.

(Dollars in thousands)	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at September 30, 2011
Main Office:
4501 Cox Road Glen Allen, Virginia 23060	1994	35,210	Owned	N/A	$2,964

Branch Offices:

5100 Nine Mile Road Richmond, Virginia 23223	1996	2,472	Owned	N/A	294

5011 Brook Road Richmond, Virginia 23227	1992	2,288	Owned	N/A	321

7013 Three Chopt Road Richmond, Virginia 23226	1954	2,229	Leased	5/31/2014	13

7336-7338 Bell Creek Road Mechanicsville, Virginia 23111	1993	3,500	Leased	6/30/2013	49

9000 West Huguenot Road Richmond, Virginia 23235	1992	3,280	Owned	N/A	495

9961 Iron Bridge Road Chesterfield, Virginia 23832	1997	7,433	Owned	N/A	524

1717 Bellevue Avenue Richmond, Virginia 23227	2010	414	Leased	5/31/2012	3

The Company expects that expiring leases will be renewed prior to expiration.

Subsidiaries

The Bank has two wholly owned subsidiaries, Franklin Service Corporation, which provides trustee services on loans originated by the Bank, and Reality Holdings LLC, which, through its subsidiaries, holds and manages foreclosed properties purchased from the Bank.

Regulation and Supervision

General

Franklin Federal, as a federal savings association, is currently subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and by the Federal Deposit Insurance Corporation as the insurer of its deposits. Franklin Federal is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Franklin Federal must file reports with the Office of the Comptroller of the Currency concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency to evaluate Franklin Federal’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation or Congress, could have a material adverse effect on Franklin Financial and Franklin Federal and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of Franklin Federal. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as Franklin Federal was transferred to the Office of the Comptroller of the Currency on July 21, 2011. The Office of the Comptroller of the Currency is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Franklin Federal, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

Certain of the regulatory requirements that are applicable to Franklin Federal and Franklin Financial are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Franklin Federal and Franklin Financial.

Federal Banking Regulation

Business Activities. The activities of federal savings banks, such as Franklin Federal, are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The applicable capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk- based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 1,250%, assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At September 30, 2011, Franklin Federal met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. Franklin Federal’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates ranged from seven to 77.5 basis points. On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Initially, the base assessment rates will range from two and one half to 45 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. In lieu of further special assessments, however, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. That pre-payment, which included an assumed assessment base increase of 5%, was due December 30, 2009. The pre-payment was recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009 and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to difficult economic conditions, deposit insurance per account owner was raised to $250,000. That change was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, non-interest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. Franklin Federal did not opt to participate in the unlimited coverage for noninterest bearing transaction accounts and in the unsecured debt guarantee program.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Franklin Federal. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of the Comptroller of the Currency. The management of Franklin Federal does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower. Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Qualified Thrift Lender Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least nine months out of each 12-month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations.  The Bank failed to meet this test in March and April 2011 due to the inability to prudently invest the proceeds it received in the mutual-to-stock conversion.  As of September 30, 2011, Franklin Federal maintained 69.6% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test, and it has done so each month since April 2011.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of the Comptroller of the Currency is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of the Comptroller of the Currency regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. If an application is not required, the institution must still provide 30 days prior written notice to the Board of Governors of the Federal Reserve System of the capital distribution if, like Franklin Federal, it is a subsidiary of a holding company, as well as an informational notice filing to the Office of the Comptroller of the Currency. If Franklin Federal’s capital ever fell below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of the Comptroller of the Currency could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of the Comptroller of the Currency determines that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of the Comptroller of the Currency determines that a savings association fails to meet any standard prescribed by the guidelines, the Office of the Comptroller of the Currency may require the institution to submit an acceptable plan to achieve compliance with the standard.

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. Franklin Federal received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Transactions with Related Parties. Federal law limits Franklin Federal’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with Franklin Federal, including Franklin Financial and their other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Franklin Financial to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Franklin Federal’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that Franklin Federal may make to insiders based, in part, on Franklin Federal’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The Office of the Comptroller of the Currency currently has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If action is not taken by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Franklin Federal’s regulator, the Office of the Comptroller of the Currency (formerly the Office of Thrift Supervision), is funded through assessments imposed on regulated institutions. Assessments paid by Franklin Federal to the OCC and OTS for the fiscal year ended September 30, 2011 totaled $215,000.

Federal Home Loan Bank System. Franklin Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Franklin Federal, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Franklin Federal was in compliance with this requirement with an investment in Federal Home Loan Bank of Atlanta stock at September 30, 2011 of $11.0 million.

Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $58.8 million; a 10% reserve ratio is applied above $58.8 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2011, require a 3% ratio for up to $58.8 million and an exemption of $10.7 million. Franklin Federal complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

Other Regulations

Franklin Federal’s operations are also subject to federal laws applicable to credit transactions, including the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•
Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Franklin Federal also are subject to laws such as the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

General. As a savings and loan holding company, Franklin Financial is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities. In addition, the Federal Reserve Board has enforcement authority over Franklin Financial and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Franklin Federal.

Pursuant to federal law and regulations and policy, a savings and loan holding company such as Franklin Financial may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends. The FRB has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices.  The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which also applies to savings and loan holding companies and which expresses the FRB’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition.  The FRB also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Acquisition of Franklin Financial. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control of Franklin Financial. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Item 1A.  RISK FACTORS

Prospective investors in the Company’s common stock should carefully consider the following factors.

A continuation or worsening of economic conditions could result in increases in the Company’s level of nonperforming loans and/or reduced demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

The Company’s business activities and earnings are affected by general business conditions in the United States and in the Company’s primary market area. These conditions include the level of short-term and long-term interest rates, inflation, deflation, unemployment levels, real estate values, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in the Company’s market area in particular. The national economy experienced a recession from December 2007 to June 2009, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence.  The economic recovery since the end of the recession has been weak due to continuing declines in housing prices, natural disasters, sovereign debt concerns in Europe, lingering high unemployment in the United States, and other factors. Dramatic declines in the U.S. housing market over the past few years, with decreasing home prices and increasing foreclosures, have negatively affected the credit performance of mortgage loans and other loans and investments tied to the residential housing market and have resulted in significant write-downs of asset values by many financial institutions. Our local economy has experienced similar economic conditions, although the deterioration may not be as severe in some respects as the national economy overall. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of borrowers to repay their loans in accordance with their terms. Nearly all of the Company’s loans are secured by real estate, and a majority of our loans are made to individuals and businesses in the localities in which we have offices. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively affect the Company’s interest income and result in higher provisions for loan losses, which would hurt the Company’s earnings. The economic downturn could also result in reduced demand for credit, which would hurt the Company’s revenues.

The Company’s may be required to make further additions to the allowance for loan losses and to charge-off additional loans in the future, especially due to the Company’s level of nonperforming assets. Further, the allowance for loan losses may prove to be insufficient to absorb losses in the loan portfolio.

For fiscal 2011, we recorded a provision for loan losses of $3.7 million. We also recorded net loan charge-offs of $2.5 million. Our nonperforming assets increased in fiscal 2011 from $41.4 million, or 4.3% of total assets and 40.1% of Tier 1 capital at September 30, 2010, to $50.8 million, or 4.6% of total assets and 31.1% of Tier 1 capital, at September 30, 2011. The increase in nonperforming assets was primarily due to continued economic and real estate market weakness and the impact of such on our borrowers and the properties securing our loans. If the economy and/or the real estate market remains unchanged or further weakens, we may be required to add further provisions to our allowance for loan losses as nonperforming assets could continue to increase or the value of the collateral securing loans may be insufficient to cover any remaining net loan balance, which could have a negative effect on our results of operations.

Like all financial institutions, the Company maintains an allowance for loan losses to provide for loans that its borrowers may not repay in their entirety. The Company has seen an increase in the level of nonperforming assets during fiscal years 2011, 2010, and 2009. The Company believes that it maintains an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio as of the corresponding balance sheet date and in compliance with applicable accounting and regulatory guidance. However, if the economy and/or the real estate market remains unchanged or further weakens, the Company may be required to add further provisions to the allowance for loan losses as nonperforming assets could continue to increase or the value of the collateral securing loans may be insufficient to cover any remaining net loan balance, which could have a negative effect on the Company’s results of operations.

In evaluating the adequacy of our allowance for loan losses, the Company considers such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, personal guarantees, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, amount and timing of expected future cash flows on affected loans, value of collateral, personal guarantees, estimated losses on specific loans, as well as consideration of general loss experience. All of these estimates may be susceptible to significant change. While management uses the best information available at the time to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Estimates of the risk of loss and the amount of loss on any loan are complicated by the significant uncertainties surrounding borrowers’ abilities to successfully execute their business models through changing economic environments, the competitive challenges they face, and the effect of current and future economic conditions on collateral values and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, the Company’s actual losses may vary materially from our current estimates.

Federal regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Our construction and land and land development loan portfolios may expose us to increased credit risk.

In the past 10 years, construction loans, including speculative construction loans, have been a material part of the Company’s loan portfolio. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. At September 30, 2011, $44.0 million, or 8.9% of our loan portfolio, consisted of construction loans, of which $6.0 million consisted of speculative construction loans. Recently the demand for construction loans has decreased significantly due to the decline in the housing market and new home construction, and, in response to these market conditions, management reduced originations of such loans in 2009, 2010, and 2011 compared to pre-recession levels. At September 30, 2011, $67.0 million, or 13.5% of our loan portfolio, consisted of land and land development loans. Land and land development loans have substantially similar risks as speculative construction loans.

Subject to market conditions, the Company will continue to de-emphasize the origination of construction and land and land development loans, although we will consider conservatively structured construction and land and land development loans to strong borrowers on smaller developments (generally fewer than a one-to-two year supply of lots), especially when the loans help us resolve nonperforming loans or dispose of foreclosed properties. These loan types generally expose a lender to greater risk of non-payment and loss than owner-occupied residential mortgage loans because the repayment of such loans depends on the successful construction or development and ultimate sale of the property and, possibly, unrelated cash needs of the borrowers. Also, such loans typically involve larger balances to a single borrower or groups of related borrowers. In addition, many borrowers of these types of loans have more than one loan outstanding with us, so an adverse development with respect to one loan or credit relationship can expose the Company to significantly greater risk of non-payment and loss.

Nonresidential and multi-family real estate lending may expose us to increased lending risks.

At September 30, 2011, $269.9 million, or 54.4%, of the Company’s loan portfolio consists of nonresidential and multi-family real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than owner-occupied, one-to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to owner-occupied one-to four-family residential mortgage loans. Also, many of the Company’s nonresidential real estate borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to an owner-occupied, one-to four-family residential mortgage loan.

The unseasoned nature of our nonresidential and multi-family real estate loan portfolios may result in changes in collectibility estimates, which may lead to additional provisions or charge-offs, which could hurt our profits.

The Company’s nonresidential and multi-family real estate loan portfolios have increased $161.2 million, or 148.2%, from $108.7 million, or 28.9% of total loans at September 30, 2006, to $269.9 million, or 54.4% of total loans at September 30, 2011. A large portion of the nonresidential and multi-family real estate loan portfolios is unseasoned and does not provide the Company with a significant payment history pattern from which to judge future collectibility, especially in this period of unfavorable economic conditions. As a result, it may be difficult to predict the future performance of this part of the loan portfolio. These loans may have delinquency or charge-off levels above historical experience, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk of loss than owner-occupied, one-to four-family residential mortgage loans. Accordingly, if management makes any errors in judgment in its assessment of the collectibility of the Company’s nonresidential and multi-family real estate loans, any resulting provisions or charge-offs may be larger on a relative basis than those incurred historically with the owner-occupied, one-to four-family residential mortgage loan portfolio.  At September 30, 2011, of the nonresidential and multi-family real estate loans with original loan balances exceeding $1.0 million made since September 30, 2008, all are performing as structured and none are included in classified loan categories except for $2.1 million of loans made in order to work out and improve our collateral position on classified and criticized loans that were made prior to September 30, 2008.

Regulatory limits on commercial real estate loans could affect our ability to execute our operating strategy.

Continued focus on commercial real estate lending activities is a key component of the Company’s operating strategy. Interagency guidance issued by the banking regulators in 2006 encourages enhanced risk management practices and capital levels for banks with a significant concentration of commercial real estate loans. For purposes of this regulatory guidance, commercial real estate loans include nonresidential real estate, multi-family, construction, and land and land development loans. While federal regulators have not set specific limits on the level of commercial real estate loans banks may hold in portfolio, federal regulators may instruct individual banks to reduce a concentration when they believe it is warranted. As of September 30, 2011, the total of construction and land and land development loans was 64% of the sum of our Tier 1 capital plus the general portion of the allowance for loan losses. The total of construction, land and land development, nonresidential and multi-family loans as of September 30, 2011 was 219% of the sum of our Tier 1 capital plus the general portion of the allowance for loan losses.

Declines in the value of investment securities could require write-downs, which would reduce earnings.

We had net losses for two of the last three fiscal years. A significant reason for the loss in 2010 and the primary reason for the loss in 2009 was the recognition of other-than-temporary impairment charges in our investment securities portfolio. In 2011, 2010 and 2009, we recognized other-than-temporary impairment charges in earnings of $2.6 million, $7.6 million, and $20.0 million, respectively, related to our investment portfolio. At September 30, 2011, $21.7 million, or 5.5%, of our available for sale investment securities portfolio was comprised of corporate equity securities held by Franklin Financial. Corporate equity securities are generally considered riskier investments than asset-backed or government guaranteed securities, and therefore, may expose us to a greater degree of loss.

During an economic downturn, the Company’s investment portfolio could be subject to higher risk. The value of the investment portfolio is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities held in the portfolio, or due to deterioration in the financial condition of a guarantor of an issuer’s payments of such investments. Such defaults and impairments could reduce the Company’s net investment income and result in realized investment losses.

The Company’s investment portfolio is also subject to increased risk as the valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e. the carrying amount) of the portion of the investment portfolio that is carried at fair value as reflected in the consolidated financial statements is not reflective of prices at which actual transactions would occur.

Because of the risks set forth above, the value of the Company’s investment portfolio could decrease, the Company could experience reduced net investment income and could incur realized investment losses, which could materially and adversely affect the results of operations, financial position and liquidity.

Management reviews the securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current amortized cost. When the fair value of any investment security has declined below its amortized cost, management is required to assess whether the decline is other-than-temporary. The Company is required to write-down the value of a security through a charge to earnings if management concludes that a decline is other-than-temporary. In the case of debt securities, the Company is required to charge to earnings any decreases in value that are credit-related. As of September 30, 2011, the amortized cost and the fair value of our securities portfolio totaled $422.9 million and $420.1 million, respectively. Changes in the expected cash flows of these securities and/or prolonged price declines in future periods may result in a charge to earnings to write down these securities. Any charges for other-than-temporary impairment would not impact cash flow or liquidity. Further losses in value in the Company’s investment securities portfolio could result in further impairment write-downs, which would, in turn, reduce earnings.

A significant percentage of the Company’s assets are invested in cash and cash equivalents and investment securities, which typically have a lower yield than the Company’s loan portfolio.

The Company’s results of operations are substantially dependent on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. At September 30, 2011, 49.1% of the Company’s assets were invested in cash and cash equivalents and investment securities. These investments generally yield substantially less than the loans in the loan portfolio. The Company intends to invest a greater proportion of assets in loans with the goal of increasing net interest income once loan demand, which is currently subdued, improves.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, the Company is subject to interest rate risk. The Company’s primary source of income is net interest income. Changes in the general level of interest rates can affect net interest income by affecting the difference between the weighted-average yield earned on interest-earning assets and the weighted-average rate paid on interest-bearing liabilities, as well as the average life of interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect: (1) the ability to originate loans; (2) the value of interest-earning assets and the Company’s ability to realize gains from the sale of such assets; (3) the ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control.

Turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets experienced severe disruption and volatility, and general economic conditions declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a negative effect on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have implemented measures intended to improve general economic conditions such as homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; regulatory action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Factors that could continue to pressure financial services companies, including the Company, are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (3) capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, (5) weakened economic conditions that are deeper or last longer than currently anticipated, or (6) continuing competition from United States government agencies and government sponsored enterprises for two of the Company’s main loan products – one-to four-family, owner-occupied residential mortgage loans and multi-family residential mortgage loans.

The Company’s business strategy includes moderate growth plans, and its financial condition and results of operations could be negatively affected if it fails to grow or fails to manage growth effectively.

Over the long term, the Company expects to experience growth in assets, deposits and the scale of operations, whether through organic growth or acquisitions. However, achieving growth targets requires the Company to successfully execute its business strategies. The Company’s business strategies include continuing to diversify its loan portfolio with more commercial lending and introducing new and competitive deposit products such as checking accounts to become a full-service community banking institution. The ability to successfully grow will also depend on the continued availability of loan opportunities that meet the Company’s more stringent underwriting standards. If the Company does not manage its growth effectively, it may not be able to achieve its business plan, and its business and prospects could be adversely affected.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and merged into the Office of the Comptroller of the Currency, which regulates national banks. Savings and loan holding companies, including Franklin Financial, are now regulated by the Board of Governors of the Federal Reserve System. Also included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well and State Attorneys General will have greater authority to bring a suit against a federally chartered institution, such as Franklin Federal, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit the Company’s ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on the Company’s business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on the Company’s operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal bank regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic climate. These actions include entering into written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimum capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Federal Deposit Insurance Corporation’s prompt corrective action regulations. If Franklin Financial or Franklin Federal were to become subject to a supervisory agreement or higher capital requirements, such action may have a negative impact on the Company’s ability to execute its business plans, as well as its ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in the Company’s operations.

Increased and/or special Federal Deposit Insurance Corporation assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Additional increases in the assessment base, base assessment rate or special assessments would negatively affect the Company’s earnings.

The Company is dependent upon the services of its management team.

The Company relies heavily on its Chairman, President and Chief Executive Officer, Richard T. Wheeler, Jr., and its executive officers, Donald F. Marker, Steven R. Lohr and Barry R. Shenton. The loss of the chief executive officer or other executive officers could have a material adverse effect on our operations because, as a community bank, the Company has fewer management-level personnel that have the experience and expertise to readily replace these individuals. Changes in key personnel and their responsibilities may be disruptive to business and could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company entered into employment agreements with Messrs. Wheeler, Marker, Lohr and Shenton upon completion of its mutual -to-stock conversion in fiscal 2011.

The average age of our depositor base may make our strategy to expand our deposit product offerings more difficult to achieve.

The Company recently embarked on a strategy to broaden our deposit products and services, including the introduction of a money market checking account. Until recently, the only core deposit offering was a traditional passbook savings or money market account. Because approximately two-thirds of the Company’s depositor base is comprised of persons over the age of 60, the strategy to expand our deposit product offerings may be more difficult to achieve as the existing depositor base may not utilize new product offerings, and the Company may need to attract new depositors and customers to grow its business.

Strong competition within the Company’s market area could reduce profits and slow growth.

As the economy recovers, the Company will face more intense competition both in making loans and attracting deposits. This competition may make it more difficult to make new loans and may force the Company to offer lower loan rates and higher deposit rates. Pricing competition for loans and deposits might result in us earning less on loans and paying more on deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2011, which is the most recent date for which information is available, the Company held 0.99% of the FDIC-insured deposits in the Richmond, Virginia MSA. Some of the institutions with which the Company competes have substantially greater resources and lending limits than the Company and may offer services that it does not provide. The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Company’s profitability depends upon its continued ability to compete successfully in its market area.

The Company operates in a highly regulated environment, and it may be adversely affected by changes in laws and regulations.

The Company is subject to extensive regulation, supervision and examination by the OCC and the Federal Reserve, its primary federal regulators, and by the Federal Deposit Insurance Corporation, as the insurer of its deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on the Company’s operations, the classification of its assets and the determination of the level of its allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material effect on the Company’s operations.

While the Company’s common stock is currently traded on the NASDAQ Stock Market’s Global Market, it has less liquidity than stocks for larger companies quoted on a national securities exchange.

The trading volume in the Company’s common stock on the NASDAQ Global Market has been relatively low when compared with larger companies listed on the NASDAQ Global Market or other stock exchanges. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

The Company cannot predict the effect, if any, that future sales of its common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of its common stock. The Company can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of its common stock to decline or impair its future ability to raise capital through sales of its common stock.

The market price of the Company’s common stock has fluctuated within a range of $10.81 to $12.41 since the closing of its mutual-to-stock conversion, and it will fluctuate in the future. These fluctuations may be unrelated to its performance. General market or industry price declines or overall market volatility in the future could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

The Company owns its headquarters located at 4501 Cox Road, Glen Allen, VA 23060.  This location also contains one of the Bank’s branches.  The Bank operates seven other branches.  The Bank owns four of these branches and leases the remaining three.  Additional information regarding lease commitments can be found in note 15 of the notes to consolidated financial statements.  All of the premises are located in the Richmond MSA. All of the Company’s properties are in good operating condition and are adequate for the Company’s present needs.

Item 3.  LEGAL PROCEEDINGS

There are no material proceedings to which the Company or its subsidiaries are a party or by which, to the Company’s knowledge, it, or its subsidiaries, are threatened.  All legal proceedings presently pending or threatened against the Company or its subsidiaries involve routine litigation incidental to the business of the Company or the subsidiaries involved and are not material in respect to the amount in controversy.

Item 4.  [REMOVED AND RESERVED]

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Franklin Financial Corporation’s common stock is listed on the Nasdaq Global Market under the symbol “FRNK”. The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual-to-stock conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the Nasdaq Stock Market on April 28, 2011. As of the close of business on September 30, 2011, there were 14,302,838 shares of common stock outstanding, held by approximately 1,200 holders of record.

The following table sets forth the high and low closing sales prices of the Company’s common stock as reported by the Nasdaq Stock Market for the periods indicated:

	Closing Price Per Share
Quarter ended:	High	Low
September 30, 2011	$12.41	$11.04
June 30, 2011	$12.09	$11.76

The following graph and table provide a comparison of the cumulative total returns for the common stock of the Company, the NASDAQ Composite Index and the SNL Securities Bank and Thrift Index for the periods indicated. The graph assumes that an investor originally invested $100 in shares of our common stock at its closing price on April 28, 2011, the first day that our shares were traded. The stock price information below is not necessarily indicative of future price performance.

	Period Ending
Index	4/28/11	4/30/11	5/31/11	6/30/11	7/31/11	8/31/11	9/30/11
Franklin Financial Corporation	$100.00	$100.58	$99.83	$100.75	$100.67	$96.57	$92.23
NASDAQ Composite	100.00	100.04	98.84	96.75	96.19	90.15	84.46
SNL Mid-Atlantic Thrift Index	100.00	99.55	97.87	92.52	88.56	81.47	75.13

The Company did not declare any dividends to its stockholders during the year ended September 30, 2011. See Item 1, “Business—Regulation and Supervision—Holding Company Regulation— Dividends” and note 13 in the notes to the consolidated financial statements for more information relating to restrictions on the Bank’s ability to pay dividends to the Company and the Company’s payment of dividends.

Item 6.  SELECTED FINANCIAL DATA

The following is selected financial data for the Company for the last five years.

	At September 30,
(Dollars in thousands)	2011	2010	2009	2008	2007
Financial Condition Data:
Total assets	$1,096,977	$971,055	$1,009,596	$996,879	$998,257
Cash and cash equivalents	115,749	97,909	62,783	34,829	54,045
Securities available for sale	396,809	276,643	315,835	332,987	451,071
Securities held to maturity	25,517	35,518	48,633	68,091	337
Loans, net	478,423	477,035	507,012	470,016	416,315
Loans held for sale	922	2,781	140	320	14,186
Bank owned life insurance	31,714	30,430	29,507	29,369	28,000
Deposits	648,754	647,127	647,362	635,603	625,059
Federal Home Loan Bank borrowings	190,000	190,000	230,000	230,000	210,000
Total stockholders’ equity	249,558	126,769	123,638	122,213	147,282

	For the Year Ended September 30,
(Dollars in thousands except per share amounts)	2011	2010	2009	2008	2007
Operating Data:
Interest and dividend income	$45,934	$48,617	$53,117	$56,620	$57,156
Interest expense	19,398	24,335	33,478	38,363	40,493
Net interest income	26,536	24,282	19,639	18,257	16,663
Provision for loan losses	3,744	9,256	3,843	1,154	300
Net interest income after provision for loan losses	22,792	15,026	15,796	17,103	16,363
Noninterest income (expense):
Impairment of securities reflected in earnings	(2,572)	(7,629)	(19,997)	(16,491)	-
Gains (losses) on sales of securities, net	243	2,045	6,303	(24,105)	3,304
Other noninterest income	2,784	3,149	3,886	4,722	3,337
Total noninterest income (expense)	455	(2,435)	(9,808)	(35,874)	6,641
Other noninterest expenses	21,064	13,642	13,729	11,867	10,554
Income (loss) before provision for income taxes	2,183	(1,051)	(7,741)	(30,638)	12,450
Income tax expense (benefit)	752	30	(426)	(8,903)	2,982
Net income (loss)	$1,431	$(1,081)	$(7,315)	$(21,735)	$9,468
Earnings per share - basic	$0.11	N/A	N/A	N/A	N/A
Earnings per share - diluted	$0.11	N/A	N/A	N/A	N/A

	For the Year Ended September 30,
(Dollars in thousands)	2011	2010	2009	2008	2007
Performance Ratios:
Return on average assets	0.13%	(0.11)%	(0.71)%	(2.13)%	0.94%
Return on average equity	0.81	(0.85)	(6.27)	(15.04)	6.62
Interest rate spread(1)	2.34	2.32	1.77	1.46	1.22
Net interest margin(2)	2.67	2.58	2.06	1.98	1.81
Efficiency ratio(3)	48.68	48.66	57.07	54.49	51.86
Average interest-earning assets to average interest-bearing liabilities	117.20	109.99	108.20	113.04	113.88
Average equity to average assets	16.72	12.67	11.34	14.20	14.22

	At September 30,
	2011	2010	2009	2008	2007
Capital Ratios(4):
Tier 1 capital to adjusted tangible assets	16.07%	10.90%	9.30%	9.37%	10.33%
Tier 1 risk-based capital to risk weighted assets	23.81	14.12	10.90	14.04	17.68
Tangible capital to adjusted tangible assets	16.07	10.90	9.30	9.37	10.33
Risk-based capital to risk weighted assets	25.07	15.37	11.80	14.86	18.43

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	2.95%	2.72%	1.64%	1.11%	0.98%
Allowance for loan losses as a percent of non-performing loans	34.65	45.07	39.85	419.79	786.04
Net charge-offs (recoveries) to average loans outstanding during the period	0.52	0.86	0.13	0.00	0.01
Non-performing loans as a percent of total loans	8.50	6.03	4.12	0.27	0.13
Non-performing loans as a percent of total assets	3.85	3.07	2.12	0.13	0.05
Non-performing assets as a percent of total stockholders’ equity and the allowance for loan losses	19.24	29.50	17.43	1.10	0.44

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)
A non-GAAP measure calculated by dividing other noninterest expenses, net of impairment charges and losses on the sale of fixed assets or foreclosed assets and the conversion-related contribution to The Franklin Federal Foundation, by the sum of net interest income and other noninterest income, net of gains on the sale of fixed assets and foreclosed assets.

(4)	Ratios are for the Bank.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition at September 30, 2011 and 2010 and results of operations for each of the years ended September 30, 2011, 2010 and 2009. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included in this Form 10-K.

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are earnings from bank-owned life insurance, service charges (mostly from service charges on deposit accounts and loan servicing fees), fees from sale of mortgage loans originated for sale in the secondary market, and commissions on sales of securities and insurance products. We also recognize income from the sale of securities.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy and equipment expenses, federal deposit insurance premiums and OCC assessments, data processing expenses and other miscellaneous expenses.

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans, deferred compensation plans, stock-based compensation, and other employee benefits.

Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, rental expenses, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using a combination of accelerated and straight-line methods based on the useful lives of the related assets, which range from 3 to 30 years. Data processing expenses are the fees we pay to third parties for the use of their software and for processing customer information, deposits and loans. Federal deposit insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts and OCC assessments are fees we pay to our primary regulator.

Due to losses experienced in our securities portfolio, we have recorded significant other-than-temporary impairment charges on securities, which are reflected in noninterest income.

Other expenses include expenses for professional services, advertising, office supplies, postage, telephone, insurance and other miscellaneous operating expenses.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.

Allowance for Loan Losses

The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 6 to the notes to the consolidated financial statements.

Other-Than-Temporary Impairment

Investment securities are reviewed at each quarter-end reporting period to determine whether the fair value is below the current amortized cost. When the fair value of any of our investment securities has declined below its amortized cost, management is required to assess whether the decline is other than temporary. In making this assessment, we consider such factors as the type of investment, the length of time and extent to which the fair value has been below the carrying value, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment long enough to allow for any anticipated recovery. The decision to record a write-down, its amount and the period in which it is recorded could change if management’s assessment of the above factors were different. We do not record impairment write-downs on debt securities when impairment is due to changes in interest rates, since we have the intent and ability to realize the full value of the investments by holding them to maturity. Quoted market value is considered to be fair value for actively traded securities. For privately issued securities and for thinly traded securities where market quotes are not available, we use estimation techniques to determine fair value. Estimation techniques used include discounted cash flows for debt securities. Additional information regarding our accounting for investment securities is included in note 4 to the notes to the consolidated financial statements.

Income Taxes

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

Pension Plan

The Company has a noncontributory defined benefit pension plan. This plan is accounted for under the provisions of ASC Topic 715: Compensation-Retirement Benefits, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. ASC Topic 715 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Management must make certain estimates and assumptions when determining the projected benefit obligation. These estimates and assumptions include the expected return on plan assets, the rate of compensation increases over time, and the appropriate discount rate to be used in determining the present value of the obligation.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

Assets.  Total assets at September 30, 2011 were $1.1 billion, an increase of $125.9 million, or 13.0%, from total assets of $971.1 million at September 30, 2010.

Cash and cash equivalents increased $17.8 million to $115.7 million at September 30, 2011 compared to $97.9 million at September 30, 2010, an increase of 18.2%. The increase in cash and cash equivalents was due to the receipt of $136.3 million in net proceeds from our mutual-to-stock conversion.  This infusion of cash was used mostly to purchase agency CMOs for the purpose of meeting qualified thrift lender (“QTL”) requirements until the proceeds can be more effectively deployed in QTL qualifying loans and other loans and investments.

Securities increased $110.2 million, or 35.3%, to $422.3 million at September, 2011 compared to $312.2 million at September 30, 2010. The increase was primarily the result of the investment of a portion of the net offering proceeds of $136.3 million from our mutual to stock conversion.  The increase in securities included the purchase of $212.2 million of agency CMOs, $12.5 million of agency bonds, $23.1 million of corporate bonds, and $10.2 million of corporate equity securities, partially offset by $99.6 million of normal principal payments on mortgage-backed securities (“MBSs”) and CMOs, $8.2 million of sales of corporate bonds, $4.2 million of sales of corporate equity securities, $17.2 million of corporate bond maturities, $2.8 million of other-than-temporary impairment charges, and a $7.4 million decrease in unrealized gains on available-for-sale securities.

Total loans, excluding loans held for sale, increased $2.4 million, or 0.5%, to $496.5 million at September, 2011 compared to $494.1 million at September 30, 2010. The increase was the net result of new loan originations partially offset by net charge-offs of $2.5 million along with the repayment and refinancing of several loans due to the low interest rate environment. One-to four-family loans declined $13.7 million; land and land development loans declined $3.4 million; and other loans declined $2.3 million. More than offsetting these decreases were net increases in nonresidential loans of $17.3 million; multi-family loans of $923,000; and construction loans, primarily on income producing commercial properties, of $3.7 million.

Liabilities.  Total liabilities at September 30, 2011 were $847.4 million compared to $844.3 million at September 30, 2010, an increase of $3.1 million, or 0.4%, as a result of a $1.6 million increase in deposit accounts and a $1.5 million increase in accrued expenses and other liabilities.

Total deposits increased $1.6 million, or 0.3%, to $648.8 million at September 30, 2011 compared to $647.1 million at September 30, 2010. The increase in deposits was due to a $1.5 million decrease in money market savings and money market checking accounts that was more than offset by a $3.1 million increase in certificates of deposit.  Deposit growth has been limited because we were not aggressive in deposit pricing during the second half of fiscal 2011 due to our large cash position and weak loan demand.

FHLB borrowings were $190.0 million at September 30, 2011, unchanged from September 30, 2010.

Stockholders’ Equity.  Stockholders’ equity was $249.6 million at September 30, 2011, an increase of $122.8 million from September 30, 2010. The increase was primarily the result of the net proceeds received in our conversion from the mutual to stock form of organization as discussed in note 2 to the notes to the consolidated financial statements.  Aggregate proceeds received in the conversion of $138.9 million included $11.4 million purchased by an employee stock ownership plan for the benefit of employees of the Bank and $2.5 million purchased by officers and directors through a stock-based deferral plan.  These aggregate proceeds were partially offset by conversion costs of $2.6 million.  See note 2 and note 14 to the notes to the consolidated financial statements for further discussion of the conversion and the employee stock ownership and stock-based deferral plans.  In addition to the net proceeds from the stock offering, stockholders’ equity increased $1.4 million due to net income recognized in retained earnings, which was more than offset by decreases in other accumulated comprehensive income of $8.2 million related to unrealized holding gains on available-for-sale securities and a $1.3 million related to the Company’s defined benefit pension plan.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2011, 2010 AND 2009

2011 vs. 2010.  We had net income of $1.4 million for the year ended September 30, 2011 compared to a net loss of $1.1 million for the year ended September 30, 2010, an improvement of $2.5 million despite the effect of the $5.6 million contribution made to The Franklin Federal Foundation ($1.4 million in cash and $4.2 million in shares of our common stock) in connection with our mutual-to-stock conversion.  Net income for fiscal 2011 excluding the conversion-related charitable contribution and the related income tax benefit was $5.4 million, a $6.5 million increase from the year ended September 30, 2010.  The $2.5 million increase in net income was the net result of a $2.2 million increase in net interest income, a $5.5 million decrease in the provision for loan losses, a $5.0 million decrease in other-than-temporary impairment charges on securities included in earnings, a $246,000 decrease in other service charges and fees, a $1.8 million decrease in gains on sales of securities, a $28,000 decrease in gains on sales of loans, a $92,000 decrease in all other sources of operating income, a $7.4 million increase in other noninterest expenses (which included the $5.6 million charitable contribution to The Franklin Federal Foundation), and a $722,000 increase in income tax expense.

2010 vs. 2009. Our net loss for 2010 declined to $1.1 million from a net loss of $7.3 million in fiscal 2009. The net loss declined primarily due to a $12.4 million decrease in other-than-temporary-impairment charges and a $4.6 million increase in net interest income due to a higher net interest spread and net interest margin. These positive factors were partially offset by a $5.4 million increase in the provision for loan losses, a $4.3 million decline in the gains on the sales of securities, a $1.1 million increase in personnel expense and $456,000 in higher income taxes.

Net Interest Income

2011 vs. 2010.  Net interest income increased $2.2 million, or 9.3%, to $26.5 million in the year ended September 30, 2011 from $24.3 million in the year ended September 30, 2010. The increase in net interest income resulted from a decline in total interest and dividend income that was more than offset by a lower interest expense on savings deposits and FHLB borrowings.

Total interest and dividend income decreased $2.7 million, or 5.5%, to $45.9 million for the year ended September 30, 2011 from $48.6 million for the year ended September 30, 2010. Interest income on loans decreased $845,000, or 2.6%, for the year ended September 30, 2011 compared to the year ended September 30, 2010 as a result of a $16.0 million decline in the average balance of loans, partially offset by a 4 basis point increase in yield.  Despite the increase in yield, interest income and the yield on loans were negatively affected by our level of nonaccrual loans during the year ended September 30, 2011.  Additionally, interest and dividend income on investment securities declined $1.9 million, or 11.9%, primarily due to a decline in the yield on MBSs and CMOs, which decreased 55 basis points and 198 basis points, respectively.  These securities continue to prepay at accelerated rates due to the efforts of the Federal Reserve to keep home mortgage interest rates low.  For the purpose of meeting the regulatory QTL requirements and to better position the Company for rising interest rates, we expect to continue to purchase shorter-term MBSs and CMOs with significantly lower yields than those MBSs and CMOs that are pre-paying.  As a result, the average balance of CMOs increased $52.9 million, or 41.1%, in 2011 compared to 2010.  Additionally, interest income on corporate debt securities declined $351,000 primarily due to the maturity of several bonds, resulting in a $5.9 decrease in the average balance of these securities from 2010 to 2011.

Total interest expense decreased $4.9 million, or 20.3%, to $19.4 million for the year ended September 30, 2011 from $24.3 million for the year ended September 30, 2010. Deposit costs declined $3.7 million, or 26.5%, and FHLB borrowing costs declined $1.3 million, or 12.1%. The average balance of interest-bearing deposits increased $3.9 million, or 0.6%, for the year ended September 30, 2011 compared to the year ended September 30, 2010 because growth in the average balance of money market savings and money market checking accounts more than offset a decline in the average balance of certificates of deposit. The average interest rate paid on deposits decreased 57 basis points as a result of the lower interest rate environment for deposits in the year ended September 30, 2011. Interest paid on FHLB borrowings decreased in 2011 due to a decrease in the average balance of higher-rate borrowings of $20.9 million, resulting in a lower average interest rate paid of 12 basis points.

2010 vs. 2009. Net interest income increased $4.6 million, or 23.6%, to $24.3 million for 2010 from $19.6 million in 2009. The increase in net interest income for 2010 was primarily attributable to a lower cost of deposits and FHLB borrowings, partially offset by lower yields on interest-earning assets, particularly cash and cash equivalents and investment securities, reflecting the lower interest rate environment.

Total interest and dividend income decreased $4.5 million, or 8.5%, to $48.6 million for 2010. Interest income on loans increased $2.3 million, or 7.4%, in 2010, as growth in the average balance of loans of $11.0 million was enhanced by a 31 basis point increase in the yield on loans. More than 100% of the increase in the average balance of loans and the interest income on loans was attributable to nonresidential real estate loans, which increased on average by $55.4 million in 2010 compared to 2009 and which generated $3.5 million more interest income in 2010 than in 2009. The yields on all loan types increased, other than nonresidential loans, which decreased 24 basis points due to lower interest rates on newly originated loans, and other loans.

Interest income on MBSs and CMOs decreased $2.7 million, or 25.5%. MBS and CMO balances averaged $32.8 million lower in 2010 than in 2009, a 16.2% decrease, while the yield was down 63 basis points for MBSs and 60 basis points for CMOs. Obligations of states and political subdivisions averaged $21.6 million in 2010, compared to $25.8 million in 2009 and the yield declined 141 basis points. These securities generated $545,000 less income in 2010. The average balance of U.S. government agency securities declined $9.0 million, or 100%, in 2010 compared to 2009, and generated $413,000 less income in 2010. Corporate bonds averaged $126.6 million in 2010, $15.6 million, or 11.0%, less than in 2009 and the yield declined 127 basis points, producing $2.6 million less interest income. The average balance of corporate equity securities declined $1.8 million, or 7.1%, and the yield declined 205 basis points, reflecting reduced dividend payments, particularly by financial institutions.

Total interest expense decreased $9.1 million, or 27.3%, to $24.3 million for 2010 as deposit costs declined $6.6 million, or 32.2%, and FHLB borrowing costs declined $2.5 million, or 19.5%. The average balance of interest-bearing deposits increased $5.3 million, or 0.8%, in 2010 due to growth in money market savings and money market checking accounts, partially offset by declines in certificates of deposit and passbook savings accounts. The average interest rate paid on deposits decreased 104 basis points as a result of the lower interest rate environment for deposits during 2010. Interest paid on FHLB borrowings decreased due to a decrease in the average balance of higher-rate borrowings of $41.9 million, resulting in a decrease in the average interest rate paid of 18 basis points.

Noninterest Income

The following table presents the components of noninterest income and the percentage change from the prior year:

	2011 vs. 2010			2010 vs. 2009
(Dollars in thousands)	2011	2010	%	2010	2009	%
Service charges on deposit accounts	$36	$53	(30.6)%	$53	$67	(22.0)%
Other service charges and fees	379	624	(39.3)	624	460	35.7
Gains on sales of loans held for sale	344	372	(7.5)	372	420	(11.3)
Gains on sales of securities, net	243	2,045	(88.1)	2,045	6,303	(67.5)
Impairment of securities	(2,794)	(8,177)	(65.8)	(8,177)	(20,658)	(60.4)
Impairment recognized in OCI	(222)	(548)	(59.4)	(548)	(661)	(17.1)
Net impairment reflected in earnings	(2,572)	(7,629)	(66.3)	(7,629)	(19,997)	(61.8)
Increase in cash surrender value of bank-owned life insurance	1,284	1,293	(0.8)	1,293	1,297	(0.3)
Other operating income	741	807	(8.2)	807	1,642	(50.9)
Total noninterest income (expense)	$455	$(2,435)	(118.7)	$(2,435)	$(9,808)	(75.2)

Gains, Losses and Impairment Charges on Securities

2011 vs. 2010.  Other-than-temporary-impairment charges on securities reflected in earnings decreased $5.0 million to $2.6 million for the year ended September 30, 2011 compared to $7.6 million for the year ended September 30, 2010. Impairment charges reflected in earnings consisted of $1.5 million in charges on debt securities and $1.1 million in charges on equity securities for the year ended September 30, 2011 compared to $3.8 million and $3.8 million in the prior year, respectively.  The decrease in impairment charges reflects a current stabilization in the delinquency and loss rates for mortgages underlying our portfolio of non-agency CMOs. Delinquency and loss rates could increase in the future depending on market conditions.  Sales of securities resulted in gains of $243,000 for the year ended September 30, 2011 compared to $2.0 million for the year ended September 30, 2011.

Other-than-temporary impairment charges recognized on debt securities in 2011 were attributable entirely to our portfolio of non-agency CMOs and were the result of continued stress in the economy and housing market, resulting in continued elevated average delinquency and foreclosure rates on the loans collateralizing these securities as well as declining levels of debt tranches subordinate to those owned by us. At September 30, 2011, average delinquency rates for the collateral supporting our portfolio of non-agency CMOs were 15.8% compared to 16.4% at September 30, 2010. Average delinquency rates peaked in March of 2010 at a rate of 16.7%, up from 6.7% in July of 2008, when management first began tracking this metric. Additionally, 84.6% of non-agency CMOs had subordination percentages less than or equal to 10% at September 30, 2011, compared with 88.1% at September 30, 2010.

Other-than-temporary-impairment charges recognized in our portfolio of equity securities were the result of the depressed equity price of one major national financial institution in which we maintain an ownership interest as well as depressed prices for the stocks of three Virginia-based community banks.  We plan to reduce our exposure to equity securities over the next several years in order to reduce the potential for other-than-temporary impairment charges.  As a mutual institution, the earnings volatility created by equity investments was not a significant concern, but as a public company, the market volatility of equities is not acceptable.  We do not intend to aggressively sell securities in our portfolio of primarily financial institution stocks at their current distressed prices, but we will gradually and prudently reduce our exposure to equity securities as market conditions improve and as prices recover to more normalized valuations.

2010 vs. 2009.  Other-than-temporary-impairment charges on securities recognized in earnings for the year ended September 30, 2010 decreased $12.4 million to $7.6 million compared to $20.0 million in the year ended September 30, 2009. These impairment charges were partially offset by gains on the sales of securities of $2.0 million and $6.3 million in 2010 and 2009, respectively. Other-than-temporary-impairment charges reflected in earnings in 2010 consisted of charges of $3.8 on non-agency CMOs and $3.8 million on equity securities. Other-than-temporary-impairment charges reflected in earnings in 2009 consisted of charges of $9.3 million on non-agency CMOs and $10.7 million on equity securities.

We recognized significant levels of other-than-temporary-impairment charges in 2010 and 2009 on both non-agency CMOs and corporate equity securities. The largest component of impaired securities at September 30, 2010 and 2009 was the portfolio of non-agency CMOs. In fiscal 2008, we owned investments in three Asset Management Funds (AMF) managed by Shay Asset Management, Inc. – the Ultra Short Mortgage, Ultra Short, and Short U.S. Government funds (“Shay AMF Funds”). These funds invested in various short-term instruments, including agency and non-agency MBSs and CMOs, U.S. government debt securities, investment-grade corporate debt, and other short-term securities, all of which were rated high investment grade when purchased. These funds were classified as available-for-sale securities, with unrealized gains and losses due to changes in fair value recognized in other comprehensive income, a component of equity. During the first half of fiscal 2008, these funds began to show significant price declines as the assets backing the funds began to show signs of credit deterioration and elevated liquidity premiums. The fund managers enacted a redemption-in-kind provision that restricted our ability to sell these investments, with the only option for exiting the funds being the receipt of a pro rata share of each fund’s underlying assets. Management elected to exercise the redemption-in-kind provision and received $97.1 million of debt securities in three separate redemptions, including $51.0 million of non-agency CMOs. We also recorded a $12.4 million loss in 2008 as a result of the redemption-in-kind.

Other-than-temporary impairment charges recognized on debt securities in 2010 were attributable entirely to our portfolio of non-agency CMOs discussed above and were the result of continued stress in the economy and housing market, resulting in rising average delinquency and foreclosure rates on the loans collateralizing these securities as well as declining levels of debt tranches subordinate to those owned by us. At September 30, 2010, average delinquency rates for the collateral supporting our portfolio of non-agency CMOs were 16.4% compared to 15.5% at September 30, 2009. Management noted that average delinquency rates peaked in March of 2010 at a rate of 16.7%, up from 6.7% in July of 2008, when management first began tracking this metric. Additionally, 88.1% of non-agency CMOs had subordination percentages less than or equal to 10% at September 30, 2010, compared with 86.5% at September 30, 2009.

Other-than-temporary-impairment charges recognized in our portfolio of equity securities were primarily the result of severely depressed prices for the stocks of various Virginia-based community banks in which we maintain an ownership interest, as well as in the stocks of major regional and national financial institutions and Fortune 500 companies.

Noninterest Income, excluding Gains, Losses, and Impairment Charges on Securities

2011 vs. 2010. Total other noninterest income decreased $365,000 for the year ended September 30, 2011 compared to the year ended September 30, 2010, primarily as a result of a $245,000 decrease in other service charges and fees, which was primarily related to late fees received on construction loans in 2010.  Gains on sales of loans declined $28,000, service charges on deposit accounts declined $17,000, and all other sources of other operating income declined $75,000 from fiscal 2010 to fiscal 2011.

2010 vs. 2009. Total other noninterest income decreased $737,000, or 19.0%, in 2010 from 2009, primarily as a result of the decrease of $973,000 in proceeds on bank-owned life insurance policies on former executives of the Company. Income from the increase in the cash surrender value of bank-owned life insurance was $1.3 million in both years. Gains on sales of loans were $372,000 in 2010, compared to $420,000 in 2009, a decrease of $48,000, or 11.4%. Other service charges and fees increased $164,000 in 2010 from 2009 primarily as a result of higher prepayment fee income on loans of $69,000 and an increase in late fees on loans of $286,000, which were partially offset by a decline of $165,000 in loan extension fees.

Noninterest Expenses

The following table presents the components of noninterest expense and the variance or percentage change:

	2011 vs. 2010			2010 vs. 2009
(Dollars in thousands)	2011	2010	%	2010	2009	%
Personnel expense	$8,378	$7,140	17.3%	$7,140	$6,050	18.0%
Occupancy expense	853	853	-	853	802	6.4
Equipment expense	896	875	2.5	875	812	7.7
Advertising expense	190	209	(9.1)	209	470	(55.5)
Federal deposit insurance premiums	972	1,114	(12.8)	1,114	1,303	(14.5)
Fee on early retirement of FHLB borrowings	-	318	(100.0)	318	1,198	(73.5)
Charitable contributions to The Franklin Federal Foundation	5,555	-	100.0	-	-	-
Impairment of real estate owned	1,209	379	218.9	379	-	100.0
Other operating expenses	3,011	2,754	9.4	2,754	3,093	(11.0)
Total other noninterest expenses	$21,064	$13,642	54.4	$13,642	$13,728	(0.6)

2011 vs. 2010.  Total noninterest expenses increased $7.4 million, or 54.4%, to $21.1 million for the year ended September 30, 2011 compared to $13.6 million for the year ended September 30, 2010. The increase in noninterest expenses was due primarily to a $5.6 million charitable contribution related to the contribution of cash and stock to The Franklin Federal Foundation in connection with our mutual-to-stock conversion.  Excluding the contribution to The Franklin Federal Foundation, noninterest expenses increased $1.9 million, or 13.7%, to $15.5 million from $13.6 million for the year ended September 30, 2010.

The largest increase in noninterest expenses, exclusive of the contribution to The Franklin Federal Foundation, was a $1.2 million increase in personnel expenses.  The increase in personnel expenses was primarily the result of a $297,000 increase in salaries, a $376,000 increase in deferred compensation expense for officers and directors and $425,000 in expenses related to the allocation of shares to employees from the newly-created ESOP.  Other operating expenses for the year ended September 30, 2011 increased $173,000 as a result of expenses related to reporting as a public company, including increased legal, external audit and tax, and consulting expenses as well as SEC reporting expenses and expenses related to listing on the NASDAQ Global Market stock exchange.  Other operating expenses for the year ended September 30, 2011 also included $1.2 million in impairment charges on real estate owned compared to $379,000 in the year ended September 30, 2010, as well as a $22,000 increase in equipment expense.  These increases were partially offset by a decrease of $19,000 in advertising expense, a $142,000 decrease in federal deposit insurance premiums, a $40,000 decrease in losses on the sale of real estate owned, and no fees on the early retirement of FHLB borrowings in fiscal 2011 compared to $318,000 in fiscal 2010.

2010 vs. 2009. Total noninterest expenses decreased $87,000, or 0.6%, to $13.6 million in 2010, compared to $13.7 million in 2009. Higher personnel expense of $1.1 million, or 18.0%, was partially offset by a $880,000, or 73.5%, decrease in fees on the early retirement of FHLB borrowings. Occupancy and equipment expenses were up $114,000, or 7.1%, advertising expense was down $261,000, or 55.5%, and Federal Deposit Insurance Corporation premiums were down $189,000, or 14.5%. Personnel expense increased primarily because of deferred compensation plan expense, which is based on Franklin Federal’s return on equity for the prior year, which increased due to net income in 2009 for Franklin Federal compared to a net loss in fiscal 2008.

Income Taxes

2011 vs. 2010. Income tax expense was $752,000 for the year ended September 30, 2011 compared to $30,000 for the prior year.  The effective income tax expense rate for 2011 was 34.4% compared to 2.8% for 2010.  The difference was due primarily to a pre-tax loss in 2010.  Additionally, the 2011 and 2010 income tax expenses were increased by $1.1 million and $1.0 million to record a valuation allowance for deferred tax assets related to unrealized capital losses and realized capital loss carryforwards that depend upon future capital gains for realization. We had tax-exempt income from municipal bonds, bank-owned life insurance, dividends, and low income housing and historical tax credits, as well as state taxes and other sources, which produced net tax benefits of $1.1 million and $633,000 in 2011 and 2010, respectively.

2010 vs. 2009. Income tax expense was $30,000 for 2010 compared to an income tax benefit of $426,000 for 2009. The effective tax expense rate for 2010 was 2.8% compared to a tax benefit rate of 5.5% for 2009. The change was primarily due to a lower pre-tax loss in 2010. Additionally, the 2010 income tax expense was increased by $1.0 million to record a valuation allowance for deferred tax assets related to unrealized capital losses and realized capital loss carryforwards that depend upon future capital gains for realization, compared to $3.5 million reduction of income tax benefit in 2009. We had tax-exempt income from municipal bonds, bank-owned life insurance, dividends, low income housing and historical tax credits, and other sources, which produced tax benefits of $633,000 in 2010 and $1.3 million in 2009.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average daily balances of assets or liabilities, respectively, for the years presented. Nonaccrual loans are included in average loan balances only. Loan fees are included in interest income on loans and are not material.

	For the Year Ended September 30,
	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One-to four-family	$119,902	$8,469	7.06%	$128,275	$9,144	7.13%	$151,976	$10,790	7.10%
Multi-family	78,991	5,251	6.65	86,392	5,759	6.67	86,927	5,532	6.36
Nonresidential	183,630	12,548	6.83	154,733	10,311	6.66	99,321	6,856	6.90
Construction	40,313	2,033	5.04	61,614	2,607	4.23	74,454	2,875	3.86
Land and land development	68,611	3,420	4.98	73,978	4,683	6.33	77,734	4,004	5.15
Other	1,077	85	7.89	3,511	147	4.19	7,070	337	4.77
Total loans	492,524	31,806	6.46	508,503	32,651	6.42	497,482	30,394	6.11
Securities:
Collateralized mortgage obligations	181,575	5,257	2.90	128,642	6,280	4.88	149,859	8,206	5.48
Mortgage-backed securities	32,889	1,193	3.63	40,745	1,704	4.18	52,292	2,516	4.81
States and political subdivisions	18,888	836	4.43	21,621	935	4.33	25,808	1,479	5.74
U. S. government agencies	9,964	94	0.94	-	-	-	8,954	414	4.62
Corporate equity securities	24,303	303	1.25	24,198	322	1.33	26,037	880	3.38
Corporate debt securities	120,718	6,163	5.11	126,639	6,514	5.14	142,228	9,123	6.42
Total securities	388,337	13,846	3.57	341,845	15,755	4.61	405,178	22,618	5.58
Investment in FHLB stock	11,834	83	0.70	13,360	47	0.35	13,302	28	0.21
Other interest-earning assets	100,221	199	0.20	86,858	164	0.19	58,669	77	0.13
Total interest-earning assets	992,916	45,934	4.63	950,566	48,617	5.11	974,631	53,117	5.45
Allowance for loan losses	(12,838)			(10,357)			(6,629)
Noninterest-earning assets	82,831			59,352			61,184
Total assets	$1,062,909			$999,561			$1,029,186
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Passbook savings	$-	-	-	$2,483	25	1.01	$6,578	108	1.64
Money market savings	225,776	1,793	0.79	211,729	2,714	1.28	168,395	3,243	1.93
Money market checking	45,214	367	0.81	34,028	439	1.29	10,093	180	1.78
Certificates of deposit	386,227	8,050	2.08	405,067	10,704	2.64	462,917	16,958	3.66
Total deposits	657,217	10,210	1.55	653,307	13,882	2.12	647,983	20,489	3.16
FHLB borrowings	190,000	9,188	4.84	210,890	10,453	4.96	252,786	12,989	5.14
Total interest-bearing liabilities	847,217	19,398	2.29	864,197	24,335	2.82	900,769	33,478	3.72
Noninterest bearing liabilities	38,006			8,742			11,687
Total liabilities	885,223			872,939			912,456
Stockholders’ equity	177,686			126,622			116,730
Total liabilities and stockholders’ equity	$1,062,909			$999,561			$1,029,186
Net interest income		$26,536			$24,282			$19,639
Interest rate spread(1)			2.34%			2.29%			1.73%
Net interest margin(2)			2.67%			2.55%			2.02%
Average interest-earning assets to average interest-bearing liabilities			117%			110%			108%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended September 30,			Year Ended September 30,
	2011 Compared to 2010			2010 Compared to 2009
	Increase (Decrease)			Increase (Decrease)
	Due to:			Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$(1,045)	$200	$(845)	$686	$1,571	$2,257
Securities	1,956	(3,865)	(1,909)	(3,249)	(3,614)	(6,863)
Investment in FHLB stock	(6)	42	36	-	19	19
Other interest earning assets	26	9	35	44	43	87
Total	931	(3,614)	(2,683)	(2,519)	(1,981)	(4,500)
Interest expense:
Deposits:
Passbook savings	(12)	(13)	(25)	(51)	(32)	(83)
Money market savings	170	(1,091)	(921)	719	(1,248)	(529)
Money market checking	119	(192)	(73)	321	(61)	260
Certificates of deposit	(477)	(2,176)	(2,653)	(1,936)	(4,319)	(6,255)
FHLB borrowings	(1,017)	(248)	(1,265)	(2,094)	(442)	(2,536)
Total	(1,217)	(3,720)	(4,937)	(3,041)	(6,102)	(9,143)
Increase (decrease) in net interest income	$2,148	$106	$2,254	$522	$4.121	$4,643

ASSET QUALITY

Asset quality remains one of our most significant concerns as the prolonged financial downturn continues to stress homeowners, real estate investors, builders, and developers.  The real estate market remains sluggish both nationally and in the Richmond MSA.  As a result, construction projects for many residential developments have stalled and, due to uncertainty about the timing of future construction and development, appraised values have fallen dramatically.  We have been aggressive in collecting from past due customers while trying to maintain the Company’s collateral position to the extent possible.

Allowance for Loan Losses

In 2011, 2010, and 2009, we experienced charge-off levels significantly higher than historical experience prior to those years as several local builders and developers were unable to perform on their loans due to significantly reduced real estate sales activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2011	2010	2009	2008	2007
Allowance at beginning of period	$13,419	$8,524	$5,323	$4,166	$3,900
Charge offs:
One-to four-family	519	230	-	-	37
Multi-family	-	-	-	-	-
Nonresidential	296	501	-	-	-
Construction	933	2,965	445	-	-
Land and land development	836	812	-	-	-
Other	-	-	204	-	-
Total charge-offs	2,584	4,508	649	-	37
Recoveries:
One-to four-family	3	6	6	3	3
Multi-family	-	-	-	-	-
Nonresidential	6	-	-	-	-
Construction	36	66	-	-	-
Land and land development	-	-	-	-	-
Other	-	75	-	-	-
Total recoveries	45	147	6	3	3
Net charge-offs (recoveries)	2,539	4,361	643	(3)	34
Provision for loan losses	3,744	9,256	3,844	1,154	300
Allowance at end of period	$14,624	$13,419	$8,524	$5,323	$4,166

Allowance as a percentage of non-performing loans at the end of the period	34.65%	45.07%	39.85%	419.79%	786.04%
Allowance as a percentage of total loans at the end of the period	2.95%	2.72%	1.64%	1.11%	0.98%
Net charge-offs (recoveries) to average loans outstanding during the period	0.52%	0.86%	0.13%	0.00%	0.01%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2011			2010			2009
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One-to four-family	$1,324	9.1%	23.2%	$1,260	9.4%	26.0%	$1,046	12.3%	27.5%
Multi-family	1,357	9.2	15.9	1,177	8.8	15.8	620	7.3	17.0
Nonresidential	3,146	21.5	38.4	2,888	21.5	35.1	1,307	15.3	25.5
Construction	1,724	11.8	8.9	2,700	20.1	8.2	2,728	32.0	13.9
Land and land development	7,064	48.3	13.5	5,372	40.0	14.3	2,781	32.6	15.1
Other	9	0.1	0.1	22	0.2	0.6	42	0.5	1.0
Total allowance for loan losses	$14,624	100.0%	100.0%	$13,419	100.0%	100.0%	$8,524	100.0%	100.0%

	At September 30,
	2008			2007
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One-to four-family	$671	12.6%	33.0%	$467	11.2%	30.9%
Multi-family	309	5.8	17.6	484	11.6	15.4
Nonresidential	408	7.7	14.5	516	12.4	14.2
Construction	1,433	26.8	16.8	1,088	26.1	20.7
Land and land development	2,180	41.0	16.6	1,465	35.2	15.5
Other	69	1.3	1.5	146	3.5	3.3
Total	5,070	95.2	100.0%	4,166	100.0	100.0%
Unallocated	253	4.8		-	-
Total allowance for loan losses	$5,323	100.0%		$4,166	100.0%

Nonperforming Assets

Nonperforming assets (NPAs) consist of the Company’s nonaccrual loans, troubled debt restructurings, and other real estate owned.  Loans are generally placed on nonaccrual status after becoming three payments past due and interest accrued but not collected is reversed against interest income. A loan may be placed on nonaccrual status before it becomes three monthly payments delinquent if management concludes that circumstances indicate that the borrower may be unable to meet contractual principal or interest payments. Interest on these loans is accounted for on a cash basis until qualifying for a return to accrual status or subsequent charge-off. Borrowers who become delinquent on principal payments but remain current on interest payments may be kept on accrual basis if management believes that the borrower will ultimately be able to bring principal payments current. Since these loans are current and pay on a monthly basis, there is no difference between recognizing income on a cash basis versus an accrual basis.

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at net realizable value, which is equal to fair market value less estimated costs to sell, at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

At September 30, 2011, NPAs totaled $50.8 million, an increase of $9.4 million from $41.4 million at September 30, 2010. Our level of NPAs remains elevated over historical experience as a result of stresses in the real estate market. While we intend to actively work to reduce our NPAs, these levels are likely to remain elevated in the near term as problem loans work to resolution, which may be foreclosure.  The following table provides information with respect to our NPAs, including troubled debt restructurings, at the dates indicated:

	At September 30,
(Dollars in thousands)	2011	2010	2009	2008	2007
Nonaccrual loans:
One-to four-family	$9,879	$4,576	$2,442	$888	$530
Multi-family	6,103	-	-	-	-
Nonresidential	12,572	7,830	-	-	-
Construction	255	1,470	2,010	184	-
Land and land development	13,396	14,667	16,741	197	-
Total	42,205	28,543	21,193	1,269	530

Accruing loans past due 90 days or more:
Construction	-	90	-	-	-
Land and land development	-	1,140	197	-	-
Total	-	1,230	197	-	-
Total of non-performing loans	42,205	29,773	21,390	1,269	530

Real estate owned	8,627	11,581	1,650	138	138
Total non-performing assets	50,832	41,354	23,040	1,407	668
Troubled debt restructurings(1)	-	-	-	-	-
Troubled debt restructurings and total non-performing assets	$50,832	$41,354	$23,040	$1,407	$668
Total non-performing loans to total loans	8.50%	6.03%	4.12%	0.27%	0.13%
Total non-performing loans to total assets	3.85%	3.07%	2.12%	0.13%	0.05%
Total non-performing assets and troubled debt restructurings to total assets	4.63%	4.26%	2.28%	0.14%	0.07%

(1)	Troubled debt restructurings do not include troubled debt restructurings that remain on nonaccrual status and are included in nonaccrual loans above.

At September 30, 2011, nonaccrual loans were primarily comprised of the following:

•	Land and land development loans:

-
One loan on several hundred acres of undeveloped land in central Virginia proposed for a multi-use development within a planned unit development. This loan had a balance of $4.9 million and was classified as impaired at September 30, 2011. The collateral was valued at $11.0 million based upon a September 2011 appraisal, and a specific allowance calculation on this loan resulted in no allowance at September 30, 2011 due to sufficient collateral.

-
One loan on several hundred acres of undeveloped land in central Virginia proposed for multi-use development within a planned unit development. This loan is a participation loan with two other banks, each having a one-third interest. The balance of the Company’s portion of this loan was $4.9 million and was classified as impaired at September 30, 2011. The collateral was valued at $13.8 million (of which $4.6 million is attributable to the Company) based upon an August 2011 appraisal, and a specific allowance calculation on this loan resulted in an allowance of $808,000 at September 30, 2011.

-
One loan on 71 single-family lots and approximately 60 acres of developed land in central Virginia. As of September 30, 2011, 11 single-family lots had been sold. The loan is a participation loan with another bank and was 31-60 days delinquent at September 30, 2011. Our participation interest is 62%, and our balance on this loan was $1.5 million at September 30, 2011. This loan was modified in a troubled debt restructuring during the year ended September 30, 2010 and had a related specific allowance of $184,000 at September 30, 2011.

-
One loan on 18 developed residential lots plus approximately 16 acres of land zoned for residential development in central Virginia.  This loan had a balance of $943,000 and was classified as impaired at September 30, 2011.  The collateral was valued at $1.1 million based upon a September 2010 appraisal, and a specific allowance calculation on this loan resulted in no allowance at September 30, 2011 due to sufficient collateral.  At fiscal year end, the collateral for this loan was under contract for sale, which would result in the payoff of the Company’s loan with no loss.

•	Nonresidential real estate loans:

-
One loan on a strip shopping center in northern Virginia with four available out-parcel sites. The shopping center, which is 28% leased, is within one mile of a major regional shopping center. The loan is a participation with two other banks, and our participation portion is approximately 32%. Our balance at September 30, 2011 was $2.3 million. This loan was modified in a troubled debt restructuring during the year ended September 30, 2010.  Based upon an April 2011 appraisal valuing the collateral at $8.3 million (of which $2.7 million is attributable to the Company), no specific allowance was necessary at September 30, 2011 due to sufficient collateral. The loan was over 180 days delinquent and on nonaccrual status at September 30, 2011.

-
One loan on two shopping centers in North Carolina under one deed of trust. The loan balance was $5.5 million at September 30, 2011. The loan was current at September 30, 2011 but will remain on nonaccrual status until a sufficient payment history is established. The two shopping centers have a combined appraised value of $7.4 million based upon a December 2010 appraisal.  A specific allowance calculation on this loan resulted in no allowance at September 30, 2011 due to sufficient collateral.

-
One loan secured by a day care center and twenty-six developed lots in central Virginia.  This loan had a balance of $2.1 million and was 31 – 60 days delinquent at September 30, 2011.  The collateral for this loan was valued at $2.7 million based on a June 2011 appraisal of the day care center and the lots.  We have three other loans to entities controlled by the guarantor on this loan as described below in the section regarding nonaccrual one-to four-family loans.  A specific allowance calculation on this loan resulted in no allowance at September 30, 2011 due to sufficient collateral.

-
One loan on an exhibition hall in central Virginia that was 151 – 180 days delinquent at September 30, 2011.  The loan is a participation with two other banks, and our participation portion is approximately 32%.  Our balance at September 30, 2011 was $2.7 million.  The participating banks are currently discussing an extension and modification of the loan with the borrower, with the expectation that the borrower will provide additional collateral adjacent to the exhibition hall.  A new appraisal has been ordered.  The loan is not considered impaired at this time due to the financial strength of the guarantor.

•	Multifamily

-
One loan on an apartment complex in central Virginia that had a balance of $6.1 million and was 151-180 days delinquent at September 30, 2011. Based upon current occupancy, the apartment complex does not generate enough cash to service the debt and requires support from the guarantor. The apartment complex is valued at $15.0 million based upon a December 2010 appraisal.  This loan was considered impaired at September 30, 2011, but no specific allowance was necessary due to sufficient collateral. The Company has two other loans on this property totaling $5.4 million that were rated substandard at September 30, 2011 and are discussed below in substandard loans other than nonperforming loans.

•	One-to four-family

-	Fifty-one loans on one-to four-family residential properties in central Virginia to multiple borrowers with an aggregate balance of $5.4 million at September 30, 2011.

-
Three loans outstanding to separate entities controlled by the same guarantor totaling $4.5 million secured by twenty-three non-owner-occupied one-to four-family homes. These loans were over 150 days delinquent at September 30, 2011.  A specific allowance calculation on these loans resulted in a specific allowance of $105,000 at September 30, 2011 based on February 2011 appraisals.

Real estate owned consisted of the following for the dates indicated:

	At September 30,
(Dollars in thousands)	2011	2010	2009
Real estate owned obtained upon foreclosure of:
One-to four-family loans	$252	$454	$-
Nonresidential loans	1,624	2,196	-
Construction loans	4,207	7,002	1,650
Land and land development loans	2,544	1,929	-
Total	$8,627	$11,581	$1,650

	At September 30,
(Dollars in thousands)	2011	2010	2009
Real estate owned by property type:
Speculative houses	$-	$450	$1,214
Owner- and non-owner-occupied houses	252	1,146	-
Developed lots	3,604	5,218	436
Undeveloped land	3,147	2,571	-
Retail property	1,624	2,196	-
Total	$8,627	$11,581	$1,650

The following table provides information on construction loans to builders to finance lots at 100% of cost, which was customary practice in our primary market area prior to 2009, and the related real estate owned obtained upon foreclosure of those lots for the dates indicated:

	At September 30,
(Dollars in thousands)	2011	2010	2009
Loans to builders secured by lots:
Number of lots	130	135	242
Amount outstanding	$9,307	$10,345	$20,067

Foreclosed lots obtained from builders:
Number of lots	87	100	3
Carrying value	$3,604	$5,218	$436

The decrease in real estate owned from $11.6 million at September 30, 2010 to $8.6 million at September 30, 2011 is the result of our efforts to decrease nonperforming assets along with impairment charges of $1.2 million. The Company has had increasing success in fiscal 2011 selling developed lots.  We sold 37 lots to builders for the construction of single-family homes, many of which were pre-sold to homebuyers.  Of the real estate owned at September 30, 2011, $1.5 million is real estate held for sale, consisting of residential one-to-four family homes, fourteen developed lots, and one planned residential development in central Virginia. We are actively marketing these properties. The remaining $7.1 million real estate owned at September 30, 2011 is real estate held for development and sale and consists primarily of 73 residential lots, undeveloped land, and a retail shopping center that the Company is working to lease-up. We intend to carry these assets and sell them at a future date once market conditions improve.

Classified and Criticized Assets

Federal regulations require us to review and classify assets on a regular basis. In addition, the OCC has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When management classifies an asset as substandard or doubtful, a specific allowance for loan losses may be established. If management classifies an asset as loss, an amount equal to 100% of the portion of the asset classified loss is charged to the allowance for loan losses. The regulations also provide for a “special mention” category, described as assets that do not currently expose the Company to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving the Company’s close attention.

The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated:

	At September 30,
(Dollars in thousands)	2011	2010	2009
Loans
Special mention	$16,458	$22,065	$37,356
Substandard	62,694	56,479	26,301
Total criticized loans	79,152	78,544	63,657

Securities
Substandard	13,563	29,414	20,738
Doubtful	3,002	3,063	9,102
Total classified securities	16,565	32,477	29,840
Total criticized assets	$95,717	$111,021	$93,497

At September 30, 2011, substandard loans, other than nonperforming loans, were comprised primarily of the following:

-
One loan on a mixed use development on several hundred acres of land in central Virginia that, as proposed, will contain 80,000 square feet of retail space and more than 300 attached and detached single family lots. As of September 30, 2011, 84 single-family lots had been sold. Payments of principal and interest are made as lots are sold. This loan had a balance of $10.0 million at September 30, 2011 and was current.  The development has an appraised value of $18.8 million based on a December 2010 appraisal, adjusted for lot sales.

-
Two loans on an apartment complex in central Virginia totaling $5.4 million. Based upon current occupancy, the apartment complex does not generate enough cash to service the debt and requires support from the guarantor. The apartment complex is valued at $15.0 million based upon a December 2011 appraisal.

-
One loan on a 64-unit apartment complex in central Virginia with a balance of $1.3 million at September 30, 2011. The apartment complex does not generate enough cash to service the debt and requires support from the guarantor.  This loan was identified as impaired at September 30, 2011 and had a specific allowance of $212,000 based on a May 2011 appraisal of the apartment complex indicating a value of $1.2 million.

-
Two loans on a single-family residential development in central Virginia with a combined balance of $3.4 million at September 30, 2011.  These loans are participations with six other banks, and the Bank’s participation percentage on each loan is 18.6%.  While these loans were current at September 30, 2011, they were identified as impaired due to significant deterioration of the value of the underlying collateral raising significant questions about the guarantors’ willingness to keep the loans current.  A specific allowance of $2.0 million was recorded at September 30, 2011 based upon a May 2011 appraisal indicating a value of $8.5 million for the development, $1.6 million of which was attributable to the Company’s participation interest.

INVESTMENT SECURITIES

At September 30, 2011, the securities portfolio represented 38.5% of total assets, compared to 32.1% at September 30, 2010 and 36.1% at September 30, 2009. Securities increased $110.1 million to $422.3 million at September 30, 2011 from $312.2 million at September 30, 2010. Purchases of new securities exceeded sales, prepayments and maturities of securities by $126.8 million for the year ended September 30, 2011 as the Company worked to deploy cash received in connection with the mutual-to-stock conversion. We also recognized other-than-temporary impairment charges on non-agency CMOs and corporate equity securities of $2.8 million. Securities decreased $52.3 million, or 14.3%, in the year ended September 30, 2010 as sales, prepayments, and maturities exceeded purchases of new securities by $53.5 million. We also recognized other-than-temporary impairment charges on non-agency CMOs and corporate equity securities of $8.2 million.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated. The carrying values of securities held to maturity for financial statement purposes are different from either the amortized costs or fair values. See note 4 of the notes to the consolidated financial statements.

	At September 30,
	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value
(Dollars in thousands)
Securities available for sale:
U.S. government and federal agencies	$7,500	$7,501	$-	$-	$-	$-
States and political subdivisions	18,143	18,173	20,066	20,840	26,971	26,799
Agency mortgage-backed securities	23,561	24,795	27,017	28,672	37,541	39,186
Agency collateralized mortgage obligations	207,123	208,703	83,520	85,067	83,162	86,731
Corporate equity securities	28,735	21,673	23,846	22,813	31,617	30,308
Corporate debt securities	111,519	115,964	114,585	119,251	135,663	132,811
Total securities available for sale	396,581	396,809	269,034	276,643	314,954	315,835

Securities held to maturity:
Agency mortgage-backed securities	5,512	5,699	6,343	6,493	7,413	7,523
Agency collateralized mortgage obligations	6,552	7,386	8,271	9,154	11,436	12,216
Non-agency collateralized
mortgage obligations	14,288	10,163	21,892	17,850	30,516	31,218
Total securities held to maturity	26,352	23,248	36,506	33,497	49,365	50,957
Total securities	$422,933	$420,057	$305,540	$310,140	$364,319	$366,792

(1)
Amortized cost excludes other-than-temporary impairment charges related to factors other than credit that are included in accumulated other comprehensive income. Securities classified as held to maturity are carried at amortized cost less amounts recognized in accumulated other comprehensive income.

At September 30, 2011, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government), including both debt and equity securities, that had an aggregate book value in excess of 10% of equity.

The following table sets forth the stated maturities and weighted average yields of our investment securities, excluding corporate equity securities, at September 30, 2011. Certain securities have adjustable interest rates and reprice monthly or annually. These repricing schedules are not reflected in the table below. At September 30, 2011, the amortized cost of mortgage-backed securities and collateralized mortgage obligations with adjustable rates totaled $38.9 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. government and federal agencies	$-	-%	$-	-%	$2,500	1.00%	$5,000	1.00%	$7,500	1.00%
States and political subdivisions	-	-	-	-	-	-	18,143	4.99	18,143	4.99
Mortgage-backed securities	-	-	4,634	0.88	92	2.03	18,835	4.39	23,561	3.69
Collateralized mortgage obligations	-	-	7,346	0.86	118,789	1.52	80,988	2.78	207,123	1.99
Corporate debt securities	4,016	5.07	60,606	5.74	27,568	6.21	19,329	5.61	111,519	5.81
Total securities available for sale	4,016	5.07	72,586	4.93	148,949	2.38	142,295	3.60	367,846	3.39

Securities held to maturity:
Mortgage-backed securities	-		34	9.14	160	6.67	5,318	2.30	5,512	2.47
Collateralized mortgage obligations	-	-	-		-	-	20,840	5.48	20,840	5.48
Total securities held to maturity	-	-	34	9.14	160	6.67	26,158	4.83	26,352	4.85

Total	$4,016	5.07	$72,620	4.94	$149,109	2.37	$168,453	3.80	$394,198	3.48

LOAN PORTFOLIO

Total loans, excluding loans held for sale, increased $2.4 million, or 0.5%, in 2011 to $496.5 million, from $494.1 million at September 30, 2010. One-to four-family residential loans decreased $13.7 million, or 10.7%, in 2011 and $13.8 million, or 9.7%, in 2010, as we sold nearly all loan production of owner-occupied, one-to four-family residential loans in the secondary market. Construction loans increased $3.7 million, or 9.2%, in 2011 compared to a decrease of $31.8 million, or 44.1%, in 2010. The increase in construction loans was primarily the result of loans made to builders purchasing developed residential lots held by the Company as real estate owned.  Land and land development loans decreased $3.4 million, or 4.9%, in 2011 and $7.9 million, or 10.1% in 2010. The decrease in land and land development loans was due to our efforts to reduce such loans to less than 100% of the capital of Franklin Federal. Nonresidential real estate and multi-family real estate loans totaled $269.9 million and represented 54.4% of total loans at September 30, 2011, compared to $251.6 million or 50.9% of total loans at September 30, 2010. Nonresidential and multi-family real estate loans increased $18.3 million, or 7.3%, in 2011 and $30.8 million, or 14.0%, in 2010 due to improved opportunities as a result of reduced competition from insurance companies, conduits and other financial institutions resulting from the distressed economic environment.  While competition for these loans has begun to return with improvement in macroeconomic conditions, the sluggish real estate market, low interest rate environment, and dominant role of the federal government in the traditional mortgage market have made nonresidential and multi-family loans the Company’s primary opportunity for loan growth and profitability.

The following table sets forth the composition of our loan portfolio at the dates indicated, excluding loans held for sale:
	At September 30,
	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One-to four-family	$114,947	23.2%	$128,696	26.0%	$142,505	27.5%	$157,838	33.0%	$130,632	30.9%
Multi-family	79,106	15.9	78,183	15.8	88,406	17.0	84,308	17.6	65,171	15.4
Nonresidential	190,747	38.4	173,403	35.1	132,344	25.5	69,492	14.5	59,957	14.2
Construction(1)	43,992	8.9	40,294	8.2	72,079	13.9	80,273	16.8	87,609	20.7
Land and land development(1)	67,049	13.5	70,482	14.3	78,368	15.1	79,192	16.6	65,739	15.5
Other	650	0.1	2,997	0.6	5,337	1.0	7,252	1.5	14,021	3.3
Total loans	496,491	100.0%	494,055	100.0%	519,039	100.0%	478,355	100.0%	423,129	100.0%

Less:
Deferred loan fees	3,444		3,601		3,503		3,016		2,648
Allowance for loan losses	14,624		13,419		8,524		5,323		4,166
Loans, net	$478,423		$477,035		$507,012		$470,016		$416,315

(1)	Undisbursed amounts for construction and land and land development loans are netted in the applicable construction loan balance in the table above.

Loan Maturity

The following table sets forth certain information at September 30, 2011 regarding the dollar amount of loan principal repayments becoming due during the periods indicated, excluding loans held for sale. The table reflects the call dates for loans that are callable, at the option of the Bank, prior to their contractual maturity, but does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. The amounts shown exclude loans in process and unearned loan origination fees.

	At September 30, 2011
(Dollars in thousands)	One-to Four-Family	Multi- Family	Non- Residential	Construction	Land and Land Development	Other	Total Loans
Amounts due in:
One year or less	$10,036	$2,500	$17,605	$43,963	$59,497	$-	$133,601
More than one year to five years	21,569	44,909	47,118	29	7,390	-	121,015
More than five years to ten years	13,968	9,426	98,454	-	162	23	122,033
More than ten years	69,374	22,271	27,570	-	-	627	119,842
Total	$114,947	$79,106	$190,747	$43,992	$67,049	$650	$496,491

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans, excluding loans held for sale, at September 30, 2011 that are due after September 30, 2012 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown exclude applicable loans in process and unearned loan origination fees.

(Dollars in thousands)	Fixed Rates	Floating or Adjustable Rates	Total
One-to four-family	$104,911	$-	$104,911
Multi-family	74,551	2,055	76,606
Nonresidential	169,741	3,401	173,142
Construction	29	-	29
Land and land development	6,511	1,041	7,552
Other	650	-	650
Total	$356,393	$6,497	$362,890

Loan Activity

The following table shows loans originated and sold during the periods indicated, including loans intended for sale in the secondary market:

	Year Ended September 30,
(Dollars in thousands)	2011	2010	2009
Net loans and loans held for sale at beginning of period	$479,817	$507,152	$470,336
Loans originated:
One-to four-family	25,594	34,134	43,941
Multi-family	12,775	1,300	11,628
Nonresidential	31,966	37,182	64,577
Construction	38,205	29,039	31,651
Land and land development	924	2,813	3,284
Other	115	166	3,433
Total loans originated	109,579	104,634	158,514
Deduct:
Loan principal repayments	(85,135)	(91,572)	(86,053)
Loan sales	(18,808)	(19,197)	(29,162)
Charge-offs	(2,584)	(4,508)	(649)
Foreclosed loans transferred to REO	(2,454)	(11,715)	(2,183)
Additions (deductions) for other items(1)	(1,070)	(4,977)	(3,651)
Net loan activity	(472)	(27,335)	36,816
Net loans and loans held for sale at end of period	$479,345	$479,817	$507,152

(1) Other items consist of deferred loan fees, the allowance for loan losses and loans in process.

Loan originations come from a number of sources, including real estate agents, mortgage bankers, existing customers, advertising and referrals from customers. We generally sell in the secondary market long-term, fixed-rate residential mortgage loans on owner-occupied properties that we originate. Our decision to sell loans is based on prevailing market interest rate conditions, interest rate risk management and liquidity needs. We also participate with other financial institutions in the origination of nonresidential and multi-family real estate loans. We underwrite participation interests using the same underwriting standards for loans that we originate for our portfolio. At September 30, 2011, our participation interests totaled $38.5 million, representing ten (10) loans, all of which were secured by properties within a 120-mile radius of our primary market area, including six loans totaling $20.3 million for which we are not the lead lender.

DEPOSITS

Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our market area.  Deposits increased $1.6 million, or 0.3%, in the year ended September 30, 2011 and decreased $235,000, or less than 0.1%, in the year ended September 30, 2010. At September 30, 2011, money market savings accounts totaled $221.7 million, or 34.2% of total deposits; money market checking accounts totaled $43.5 million, or 6.7% of total deposits; and certificates of deposit totaled $383.6 million, or 59.1% of total deposits. Our high level of both cash and cash equivalents and long-term FHLB borrowings with prohibitive prepayment penalties discouraged management from offering above market deposit pricing during the past 24 to 32 months, resulting in flat deposit levels for fiscal 2011 and 2010.

The following table sets forth the balances of our deposit accounts at the dates indicated:

	At September 30,
(Dollars in thousands)	2011	2010	2009
Passbook savings	$-	$1,313	$4,426
Money market savings	221,713	222,788	193,068
Money market checking	43,479	42,593	22,277
Certificates of deposit	383,562	380,433	427,591
Total	$648,754	$647,127	$647,362

The following table indicates the amount of certificates of deposit greater than $100,000 by time remaining until maturity as of September 30, 2011, none of which are brokered deposits (dollars in thousands):

Maturity Period	Amount
Three months or less	$28,458
Over three through six months	23,376
Over six through twelve months	25,616
Over twelve months	37,687
Total	$115,137

The following table sets forth time deposits classified by rates at the dates indicated:

	At September 30,
(Dollars in thousands)	2011	2010	2009
Less than 1.00%	$123,423	$40,625	$1,531
1.00% - 1.99%	126,921	188,923	116,776
2.00% - 2.99%	50,277	40,679	87,469
3.00% - 3.99%	24,779	27,425	90,229
4.00% - 4.99%	24,663	37,344	69,920
5.00% - 5.99%	33,499	45,437	61,666
Total	$383,562	$380,433	$427,591

The following table sets forth the amount and maturities of time deposits at September 30, 2011:

	Amount Due in					Percent of
(Dollars in thousands)	One Year Or Less	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Total Certificate Accounts
Less than 1.00%	$116,489	$6,924	$10	$-	$123,423	32.2%
1.00% - 1.99%	101,015	14,110	10,920	876	126,921	33.1
2.00% - 2.99%	8,424	10,284	2,159	29,410	50,277	13.1
3.00% - 3.99%	2,753	1,152	3,091	17,783	24,779	6.5
4.00% - 4.99%	1,541	9,122	10,212	3,788	24,663	6.4
5.00% - 5.99%	22,465	7,602	2,665	767	33,499	8.7
Total	$252,687	$49,194	$29,057	$52,624	$383,562	100.0%

BORROWINGS

We use borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) to supplement our supply of funds for loans and securities and to improve the interest-rate risk inherent in our long-term, fixed-rate loan portfolio.

FHLB borrowings at September 30, 2011 were $190.0 million, unchanged from September 30, 2010.

FHLB borrowings decreased $40.0 million, or 17.4%, to $190.0 million at September 30, 2010, from $230.0 million at September 30, 2009. The decrease in FHLB borrowings was due to prepayments of $10.0 million and maturities of $30.0 million. Prepayment penalties associated with the early prepayments were $318,000 in 2010. We decided to prepay FHLB borrowings in 2010 and 2009 in order to eliminate the risk of investing our excess cash balances in those years when economic conditions were weak, to reduce our FDIC insurance assessable base used for special assessments, to reduce our total assets below $1.0 billion to avoid additional regulatory reporting requirements, to improve our capital to assets ratio, and to generate interest savings, net of prepayment penalties, due to the low returns from investing excess cash in U.S. government-guaranteed deposits or deposits at the Federal Reserve Bank of Richmond or the FHLB.

The following table sets forth selected information regarding FHLB overnight borrowings for the periods indicated:

	Year Ended September 30,
(Dollars in thousands)	2011	2010	2009
Balance outstanding at end of period	$-	$-	$-
Interest rate at end of period	0.36%	0.45%	0.36%
Maximum amount outstanding at any month-end during period	$-	$-	$27,000
Average amount outstanding during period	$-	$-	$2,403
Weighted average interest rate during period	N/A	N/A	1.24%

Long-term debt consists of borrowings from the FHLB with various interest rates and maturity dates. At September 30, 2011, all FHLB borrowings were long-term borrowings that mature in fiscal 2014 through 2027, $10.0 million of which are convertible in October 2012, at the FHLB’s option, into three-month LIBOR-based floating rate borrowings. If the FHLB converts the borrowings, we may choose to prepay all or part of the borrowings without a prepayment fee on the conversion date. For more information about our FHLB borrowings, see note 11 of the notes to our consolidated financial statements.

The weighted average rate of FHLB borrowings was 4.80% at September 30, 2011. The contractual maturities of FHLB borrowings, excluding call provisions, as of September 30, 2011 are as follows (dollars in thousands):

For the Year Ending September 30,
2012	$-
2013	-
2014	20,000
2015	25,000
2016	25,000
Thereafter	120,000
$190,000

RISK MANAGEMENT

Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk, market risk and liquidity risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or security when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are recorded at fair value. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers when due. Other risks that we face are operational risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management

Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. This strategy also emphasizes conservative loan-to-value ratios and guarantees of construction, land and land development and commercial real estate loans by parties with substantial net worth.

When a borrower fails to make a required loan payment, management takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. Management makes initial contact with the borrower when the loan becomes 15 days past due. If payment is not then received by the 30th day of delinquency, additional letters and phone calls generally are made, and a plan of collection is pursued for each individual loan. A particular plan of collection may lead to foreclosure, the timing of which depends on the prospects for the borrower bringing the loan current, the financial strength and commitment of any guarantors, the type and value of the collateral securing the loan and other factors. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Management informs our board of directors monthly of the amount of loans delinquent more than 60 days, all loans in foreclosure and all foreclosed and repossessed property that we own. Extensive reports of loan exposure by type of collateral, geographic concentration and individual borrowers with exposure over $2.0 million are reviewed by the board of directors quarterly.

Interest Rate Risk Management

Interest rate risk is the exposure to fluctuations in our future earnings (earnings at risk) and value (economic value at risk) resulting from changes in interest rates.  This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment and contractual interest rate changes.

The primary objective of our asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements.  Management recognizes that a certain amount of interest rate risk is inherent and appropriate, yet if not properly managed can be detrimental to the Company’s long-term profitability.  Thus the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at an appropriate level.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company.  We attempt to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  We monitor rates and maturities of assets and liabilities and attempt to minimize interest rate risk by adjusting terms of new loans and deposits, by investing in securities with terms that mitigate our overall interest rate risk, and by maintaining excess capital to protect against interest rate risk exposure.

We endeavor to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on our risk position.  The asset/liability committee is responsible for these decisions.  The committee operates under management policies defining guidelines and limits on the level of acceptable risk.  These policies are approved by the Board of Directors of the Bank.  We use the securities portfolios and FHLB advances to help manage our interest rate risk position.  Additionally, pricing and maturities of loan and deposit products are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives.

To reduce potential earnings volatility, we seek to match asset and liability maturities and rates, while maintaining an acceptable interest rate spread. To mitigate interest rate risk, we have predominately sold fixed-rate, owner-occupied residential mortgage loans in the secondary market; extended the maturities of borrowings; increased commercial real estate lending, which emphasizes the origination of loans with periodic call features and prepayment penalties; structured the securities portfolio to include more liquid securities; and maintained a higher level of cash and cash equivalents. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments to manage interest rate risk.

Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the effect of that interest rate movement. The following table presents the change in the present value of Franklin Federal’s equity at September 30, 2011 that would occur in the event of an immediate change in interest rates based on management assumptions. The table does not include the effect of approximately $67.4 million of investable assets held by Franklin Financial at September 30, 2011.

	Present Value of Equity
Change in	Market
Basis Points	Value	$ Change	% Change
	(Dollars in thousands)
300	$137,717	$(31,782)	(18.8)%
200	149,300	(20,199)	(11.9)
100	158,791	(10,708)	(6.3)
0	169,499	-	-
-100	166,654	(2,845)	(1.7)

Using the same assumptions as above, the sensitivity of our projected net interest income for the twelve months ending September 30, 2012 is as follows:

	Projected Net Interest Income
Change in	Net Interest
Basis Points	Income	$ Change	% Change
	(Dollars in thousands)
300	$25,563	$(2,779)	(9.8)%
200	26,713	(1,629)	(5.7)
100	27,842	(500)	(1.8)
0	28,342	-	-
-100	26,092	(2,250)	(7.9)

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

Liquidity Management

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

Management regularly adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and corporate bonds. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $115.7 million. Securities classified as available-for-sale, whose aggregate market value exceeds cost, provide additional sources of liquidity and had a market value of $281.4 million at September 30, 2011. In addition, at September 30, 2011, we had the ability to borrow a total of $201.4 million in additional funds from the FHLB. Additionally, we established a borrowing arrangement with the Federal Reserve Bank of Richmond, although no borrowings have occurred and no assets have been pledged to date. We intend to use corporate bonds as collateral for this arrangement and had unpledged corporate bonds with an estimated fair value of $116.0 million at September 30, 2011.

At September 30, 2011, we had $55.7 million in loan commitments outstanding, which included $44.7 million in undisbursed loans. Certificates of deposit due within one year of September 30, 2011 totaled $252.7 million, or 65.8% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of eight full-service retail banking offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity.

CAPITAL ADEQUACY

The Bank is subject to various regulatory capital requirements administered by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. In addition, the Bank is required to notify the OCC and Federal Reserve before paying dividends to Franklin Financial.

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

At September 30, 2011, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OCC.  There are no conditions or events that management believes have changed the Bank’s classification.  As a savings and loan holding company regulated by the Federal Reserve, Franklin Financial is not currently subject to any separate regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to the depository institutions themselves.  There is a five-year transition period before the capital requirements will apply to savings and loan holding companies.  The following table reflects the level of required capital and actual capital of the Bank at September 30, 2011 and September 30, 2010:

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2011
Tier 1 capital	$164,347	16.07%	$40,915	4.00%	$51,490	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	164, 347	23.81	27,605	4.00	41,408	6.00
(to risk weighted assets)

Tangible capital	164, 347	16.07	15,343	1.50	15,343	1.50
(to adjusted tangible assets)

Risk-based capital	173,006	25.07	55,211	8.00	69,013	10.00
(to risk weighted assets)

As of September 30, 2010
Tier 1 capital	$103,183	10.90%	$37,877	4.00%	$47,616	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	103,183	14.12	29,234	4.00	43,850	6.00
(to risk weighted assets)

Tangible capital	103,183	10.90	14,204	1.50	14,204	1.50
(to adjusted tangible assets)

Risk-based capital	112,341	15.37	58,467	8.00	73,084	10.00
(to risk weighted assets)

There were no dividends declared by the Bank to Franklin Financial in the year ended September 30, 2011.  During the year ended September 30, 2011, Franklin Financial contributed $68.1 million to the Bank from the proceeds of the mutual to stock conversion discussed in note 2 to the consolidated financial statements.

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at September 30, 2011 and September 30, 2010:

	September 30, 2011
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Tangible capital	Risk-based capital
GAAP capital	$168,711	$168,711	$168,711	$168,711
Accumulated gains on certain available- for-sale securities	(4,002)	(4,002)	(4,002)	(4,002)
Disallowed deferred tax assets	(2,922)	(2,922)	(2,922)	(2,922)
Pension plan	2,560	2,560	2,560	2,560
General allowance for loan losses	-	-	-	8,659
Regulatory capital – computed	$164,347	$164,347	$164,347	$173,006
	September 30, 2010
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Tangible capital	Risk-based capital
GAAP capital	$107,305	$107,305	$107,305	$107,305
Accumulated gains on certain available- for-sale securities	(4,745)	(4,745)	(4,745)	(4,745)
Disallowed deferred tax assets	(659)	(659)	(659)	(659)
Pension plan	1,282	1,282	1,282	1,282
General allowance for loan losses	-	-	-	9,158
Regulatory capital – computed	$103,183	$103,183	$103,183	$112,341

CONTRACTUAL OBLIGATIONS

The impact of the Company's contractual obligations as of September 30, 2011 on liquidity and cash flow in future periods is as follows:

		Payments due by period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating lease obligations	$295	$120	$137	$38	$-
FHLB borrowings(1)	190,000	-	20,000	50,000	120,000
Pension obligations	8,168	696	1,405	1,533	4,534
Total	$198,463	$816	$21,542	$51,571	$124,534

(1)
At September 30, 2011, all FHLB borrowings were long-term borrowings that mature in fiscal 2014 through 2027, $10.0 million of which are convertible in October 2012, at the FHLB’s option, into three-month LIBOR-based floating rate borrowings. If the FHLB converts the borrowings, we may choose to prepay all or part of the borrowings without a prepayment fee on the conversion date.

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

For the year ended September 30, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

NON-GAAP FINANCIAL MEASURES

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding losses and impairment charges on securities, fixed assets, and foreclosed properties as well as the charitable contribution to The Franklin Federal Foundation made in connection with our mutual-to-stock conversion, by the sum of net interest income and noninterest income, excluding gains on the sale of securities, fixed assets, and foreclosed properties.  The efficiency ratio is not a recognized reporting measure under US GAAP.  Management believes this measure provides investors with important information regarding the Company’s operational efficiency.  Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for US GAAP. The Company, in referring to its net income, is referring to income under US GAAP.  Comparison of the efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required herein is incorporated by reference to the information included under the section in this report titled “Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Franklin Financial Corporation and Subsidiaries
Glen Allen, Virginia

We have audited the accompanying consolidated statements of financial condition of Franklin Financial Corporation and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated income statements, statements of comprehensive income and changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Financial Corporation and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with U.S. generally accepted accounting principles.

/s/McGladrey & Pullen, LLP

Richmond, VA
December 22, 2011

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2011 and 2010

(Dollars in thousands)	2011	2010
Assets
Cash and cash equivalents:
Cash and due from banks	$4,366	$7,401
Interest-bearing deposits in other banks	72,955	90,028
Money market investments	38,428	480
Total cash and cash equivalents	115,749	97,909

Securities available for sale	396,809	276,643
Securities held to maturity	25,517	35,518

Loans, net of deferred loan fees	493,047	490,454
Less allowance for loan losses	14,624	13,419
Net loans	478,423	477,035

Loans held for sale	922	2,781
Federal Home Loan Bank stock	11,014	12,542
Office properties and equipment, net	6,287	6,099
Real estate owned	8,627	11,581
Accrued interest receivable:
Loans	2,339	2,442
Mortgage-backed securities and collateralized mortgage obligations	761	667
Other investment securities	1,801	1,613
Total accrued interest receivable	4,901	4,722

Cash surrender value of bank-owned life insurance	31,714	30,430
Deferred income taxes	10,692	8,665
Income taxes currently receivable	1,544	84
Prepaid expenses and other assets	4,778	7,046
Total assets	$1,096,977	$971,055

Liabilities and Stockholders’ Equity
Deposits:
Savings deposits	$265,192	$266,694
Time deposits	383,562	380,433
Total deposits	648,754	647,127

Federal Home Loan Bank borrowings	190,000	190,000
Advance payments by borrowers for property taxes and insurance	2,335	2,340
Accrued expenses and other liabilities	6,330	4,819
Total liabilities	847,419	844,286

Commitments and contingencies (see notes 14, 15, 16, and 17)

Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock: $0.01 par value; 75,000,000 shares authorized; 14,302,838 and 0 shares issued and outstanding, respectively	143	-
Additional paid-in capital	142,882	-
Unearned ESOP shares	(11,082)	-
Undistributed stock-based deferral plan shares: 252,215 and 0 shares, respectively	(2,533)	-
Retained earnings	125,770	124,339
Accumulated other comprehensive (loss) income	(5,622)	2,430
Total stockholders’ equity	249,558	126,769
Total liabilities and stockholders’ equity	$1,096,977	$971,055

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Income Statements
Years Ended September 30, 2011, 2010, and 2009

(Dollars in thousands)	2011	2010	2009
Interest and dividend income:
Interest and fees on loans	$31,806	$32,651	$30,394
Interest on federal funds sold	-	-	32
Interest on deposits in other banks	199	164	41
Interest on money market investments	-	-	4
Interest and dividends on securities
Taxable	13,614	15,472	21,877
Nontaxable	315	330	769
Total interest and dividend income	45,934	48,617	53,117
Interest expense:
Interest on deposits	10,210	13,882	20,489
Interest on borrowings	9,188	10,453	12,989
Total interest expense	19,398	24,335	33,478
Net interest income	26,536	24,282	19,639
Provision for loan losses	3,744	9,256	3,844
Net interest income after provision for loan losses	22,792	15,026	15,795
Noninterest income (expense):
Service charges on deposit accounts	36	53	67
Other service charges and fees	379	624	460
Gains on sales of loans held for sale	344	372	420
Gains on sales of securities, net	243	2,045	6,303
Impairment of securities, net:
Impairment of securities	(2,794)	(8,177)	(20,658)
Less: Impairment recognized in other comprehensive income	(222)	(548)	(661)
Net impairment reflected in earnings	(2,572)	(7,629)	(19,997)
Increase in cash surrender value of bank-owned life insurance	1,284	1,293	1,297
Other operating income	741	807	1,642
Total noninterest income (expense)	455	(2,435)	(9,808)
Other noninterest expenses:
Personnel expense	8,378	7,140	6,050
Occupancy expense	853	853	802
Equipment expense	896	875	812
Advertising expense	190	209	470
Federal deposit insurance premiums	972	1,114	1,303
Fee on early retirement of FHLB borrowings	-	318	1,198
Charitable contributions to The Franklin Federal Foundation	5,555	-	-
Impairment of real estate owned	1,209	379	-
Other operating expenses	3,011	2,754	3,093
Total other noninterest expenses	21,064	13,642	13,728
Income (loss) before provision for income taxes	2,183	(1,051)	(7,741)
Federal and state income tax expense (benefit)	752	30	(426)
Net income (loss)	$1,431	$(1,081)	$(7,315)

Basic net income per common share(1)	$0.11	N/A	N/A

Diluted net income per common share(1)	$0.11	N/A	N/A

(1)	Weighted-average shares used in the calculation of basic and diluted earnings per share were calculated from April 27, 2011 to September 30, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income and Changes in Stockholders’ Equity
Years Ended September 30, 2011, 2010, and 2009

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Undistributed Stock-Based Deferral Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2008	$-	$-	$-	$-	$129,803	$(7,590)	$122,213
Cumulative effect of adoption of FSP FAS 115-2 and FAS 124-2	-	-	-	-	2,932	(2,932)	-
Net loss	-	-	-	-	(7,315)	-	(7,315)
Other comprehensive income (loss):
Net unrealized holding gains arising during the period, net of income tax expense of $4,226	-	-	-	-	-	6,315	6,315

Reclassification adjustment for losses included in net earnings, net of income tax benefit of $1,669	-	-	-	-	-	2,723	2,723

Change in defined benefit pension plan assets and benefit obligations, net of tax benefit of $226	-	-	-	-	-	(369)	(369)

Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization, net of income tax benefit of $218	-	-	-	-	-	(356)	(356)

Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit, net of income tax expense of $262	-	-	-	-	-	427	427

Comprehensive income							1,425
Balance at September 30, 2009	-	-	-	-	125,420	(1,782)	123,638
Net loss	-	-	-	-	(1,081)	-	(1,081)
Other comprehensive income (loss):
Net unrealized holding gains arising during the period, net of income tax expense of $1,270	-	-	-	-	-	2,349	2,349

Reclassification adjustment for losses included in net earnings, net of income tax benefit of $658	-	-	-	-	-	1,074	1,074

Change in defined benefit pension plan assets and benefit obligations, net of income tax expense of $58	-	-	-	-	-	95	95

Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization, net of income tax benefit of $97	-	-	-	-	-	(159)	(159)

Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit, net of income tax expense of $523	-	-	-	-	-	853	853

Comprehensive income							3,131
Balance at September 30, 2010	-	-	-	-	124,339	2,430	126,769
Issuance of common stock	143	142,885	-	-	-	-	143,028
Common stock issuance costs	-	(2,602)	-	-	-	-	(2,602)
Shares purchased by ESOP	-	-	(11,442)	-	-	-	(11,442)
Shares purchased by stock-based deferral plan	-	2,533	-	(2,533)	-	-	-
ESOP shares allocated	-	66	360	-	-	-	426
Net income	-	-	-	-	1,431	-	1,431
Other comprehensive income (loss):
Net unrealized holding losses arising during the period, net of income tax benefit of $1,334	-	-	-	-	-	(8,206)	(8,206)

Reclassification adjustment for losses included in net earnings, net of income tax benefit of $334	-	-	-	-	-	546	546

Change in defined benefit pension plan assets and benefit obligations, net of income tax benefit of $784	-	-	-	-	-	(1,279)	(1,279)

Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization, net of income tax expense of $58	-	-	-	-	-	95	95

Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit, net of income tax expense of $486	-	-	-	-	-	792	792

Comprehensive loss							(6,621)
Balance at September 30, 2011	$143	$142,882	$(11,082)	$(2,533)	$125,770	$(5,622)	$249,558

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended September 30, 2011, 2010, and 2009

(Dollars in thousands)	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$1,431	$(1,081)	$(7,315)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	789	689	657
Provision for loan losses	3,744	9,256	3,844
Impairment charges on other real estate owned	1,209	379	-
Charitable contribution of stock to The Franklin Federal Foundation	4,166	-	-
Gain on sales of securities available for sale, net	(243)	(2,045)	(6,303)
Impairment charges on securities	2,572	7,629	19,997
Loss (gain) on sales or disposal of office properties and equipment, net	5	(9)	1
(Gain) loss on sale of other real estate owned	(68)	39	47
Net amortization (accretion) on securities	1,493	(334)	(1,681)
Originations of loans held for sale	(16,948)	(21,839)	(28,982)
Sales and principal payments on loans held for sale	18,808	19,197	29,162
ESOP compensation expense	426	-	-
Deferred income taxes	(788)	(1,713)	(1,413)
Changes in assets and liabilities:
Accrued interest receivable	(179)	383	356
Cash surrender value of bank-owned life insurance	(1,284)	(1,293)	(1,297)
Income taxes currently receivable	(1,460)	293	3,966
Prepaid expenses and other assets	2,179	(3,238)	1,383
Advance payments by borrowers for property taxes and insurance	(5)	(184)	316
Accrued expenses and other liabilities	(467)	(862)	(783)
Net cash and cash equivalents provided by operating activities	15,380	5,267	11,955
Cash Flows From Investing Activities
Net redemptions (purchases) of Federal Home Loan Bank stock	1,529	968	(1,408)
Net deposits of term interest bearing deposits in other banks	-	5,326	7,916
Proceeds from maturities, calls and paydowns of securities available for sale	114,808	69,340	116,636
Proceeds from sales and redemptions of securities available for sale	12,431	27,585	98,105
Purchases of securities available for sale	(258,011)	(53,624)	(185,859)
Proceeds from maturities and paydowns of securities held to maturity	9,557	10,228	10,762
Net (increase) decrease in loans	(4,858)	8,632	(42,912)
Purchases of office properties and equipment	(929)	(481)	(674)
Proceeds from sales of office properties and equipment	12	12	-
Proceeds from sales of real estate owned	1,521	1,739	514
Capitalized improvements of real estate owned	(46)	-	-
Proceeds from bank-owned life insurance	-	370	1,159
Net cash and cash equivalents provided (used) by investing activities	(123,986)	70,095	4,239
Cash Flows From Financing Activities
Net (decrease) increase in savings deposits	(1,502)	46,923	49,814
Net increase (decrease) in time deposits	3,129	(47,159)	(38,054)
Net repayments of long-term Federal Home Loan Bank borrowings	-	(40,000)	-
Proceeds from the issuance of common stock, net of issuance costs	136,261	-	-
Stock purchased by ESOP	(11,442)	-	-
Net cash and cash equivalents (used) provided by financing activities	126,446	(40,236)	11,760
Net increase in cash and cash equivalents	17,840	35,126	27,954
Cash and cash equivalents at beginning of year	97,909	62,783	34,829
Cash and cash equivalents at end of year	$115,749	$97,909	$62,783

Supplemental disclosures of cash flow information
Cash payments for:
Interest	$19,327	$24,493	$33,384
Income taxes paid	$3,000	$1,743	$1,200
Prepayment on early retirement of FHLB borrowings	$-	$318	$1,198
Supplemental schedule of noncash investing and financing activities
Unrealized gains/losses on securities available for sale	$(7,381)	$5,352	$14,933
Pension adjustment	$(2,062)	$153	$(595)
Transfer of loans to other real estate owned, net	$2,454	$12,088	$2,073
Sales of other real estate owned financed by the Bank	$2,727	-	-

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies
Organization and Description of Business

Franklin Financial Corporation (“Franklin Financial” or the “Parent”), a Virginia stock corporation, was organized in December 2010 to facilitate the conversion of Franklin Financial Corporation MHC, the former holding company of Franklin Federal Savings Bank (the “Bank”) from the mutual to the stock form of ownership.  As discussed in further detail in note 2 to the consolidated financial statements, the conversion was completed on April 27, 2011, at which time Franklin Financial became the holding company of the Bank.  The Bank is a federally chartered capital stock savings bank engaged in the business of attracting retail deposits from the general public and originating both owner and non-owner-occupied one-to four-family loans as well as multi-family loans, nonresidential real estate loans, construction loans, and land and land development loans.  The Bank has two wholly owned subsidiaries, Franklin Service Corporation, which provides trustee services on loans originated by the Bank, and Reality Holdings LLC, which, through its subsidiaries, holds and manages foreclosed properties purchased from the Bank.  The financial statements presented in this report include the financial information of Franklin Financial (and its predecessor, Franklin Financial Corporation MHC, as applicable) and subsidiaries on a consolidated basis. The Company (as defined below) operates as one segment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Franklin Financial, the Bank, Franklin Service Corporation, and Reality Holdings LLC and its subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, the projected benefit obligation for the defined benefit pension plan, the valuation of deferred taxes, and the analysis of securities for other-than-temporary impairment.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes items with original maturities of 90 days or less, including cash and due from banks, interest-bearing deposits in other banks, money market investments, and federal funds sold.

As of September 30, 2011, the Company had $38.9 million in cash and cash equivalents in financial institutions in excess of amounts insured by federal deposit insurance.

Securities

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

Securities classified as available-for-sale are stated at fair value with net unrealized holding gains and losses, net of deferred income taxes, included in the accumulated other comprehensive income (“AOCI”) component of stockholders’ equity.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Available-for-sale or held-to-maturity securities with a decline in fair value below amortized cost that is deemed other-than-temporary are written down to fair value at the balance sheet date, resulting in the establishment of a new cost basis for the security.  In the case of debt securities, the portion of this write-down related to credit deterioration is charged to earnings, while any portion related to factors other than credit is recognized in AOCI and amortized over the remaining life of the security.  Factors considered in determining whether a debt security is other-than-temporarily impaired include the severity and duration of impairment, the reason for declines in fair value (e.g. changes in market interest rates or underlying credit deterioration), and whether it is more likely than not that management will be required to sell securities prior to recovery, which may be maturity.  Factors considered in determining whether an equity security is other-than-temporarily impaired include the severity and duration of impairment, the disclosure of significant write-downs by the issuer, distressed capital raises or distressed dividend cuts by the issuer, and other information regarding the financial health of the issuer.

Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Off-Balance-Sheet Credit-Related Financial Instruments

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs and net of the allowance for loan losses and any deferred fees or costs. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the loans’ yields using the level-yield method on a loan-by-loan basis.

The Company segments its loan portfolio by class of financing receivable and by portfolio segment.  All loans secured by real estate are considered one class of financing receivables.  Since the Company does not currently offer any non-real estate loan products, it has only one class of financing receivables.  Each loan type is considered a portfolio segment.

Loans are placed on nonaccrual status when they are three monthly payments or more past due unless management believes, based on individual facts, that the delay in payment is temporary and that the borrower will be able to bring past due amounts current and remain current. All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against interest income.  Any payments made on these loans while on nonaccrual status are accounted for on a cash-basis until the loan qualifies for return to accrual status or is subsequently charged-off.  Loans are returned to accrual status when the principal and interest amounts due are brought current and management believes that the borrowers will be able to continue to make payments.

Allowance for Loan Losses

The allowance for loan losses is maintained at an amount estimated to be sufficient to absorb probable principal losses, net of principal recoveries (including recovery of collateral), inherent in the existing loan portfolio.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  The allowance for loan losses consists of specific and general components.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount deemed more likely than not to be realized in future periods.  It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  Any interest and penalties assessed on tax positions are recognized in income tax expense.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Pension Plan

The Bank has a noncontributory, defined benefit pension plan.  The Company recognizes the overfunded or underfunded status of the plan as an asset or liability in its consolidated statement of financial position and recognizes changes in the funded status in the year in which the change occurs through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. U.S. generally accepted accounting principles also require an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. U.S. generally accepted accounting principles also require additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

Stock-Based Compensation Plans

In connection with the mutual-to-stock conversion discussed in note 2 below, the Bank established an employee stock ownership plan (“ESOP”) for the benefit of all of its eligible employees.  Full-time employees of the Bank who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the ESOP.  It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to Franklin Financial over a period of 20 years.

Unallocated ESOP shares are not considered outstanding (including for the calculation of earnings per share as discussed below) and are shown as a reduction of stockholders’ equity. Dividends on unallocated ESOP shares, if paid, will be considered to be compensation expense.  The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed-to-be-released.  Share allocations are recorded on a monthly basis with fair value determined by calculating the average closing stock price for each day during the month.  To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential will be recognized in stockholders’ equity.  The Company will receive a tax deduction equal to the cost of the shares released.  As the ESOP is internally leveraged, the loan receivable by Franklin Financial from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Earnings (Loss) Per Common Share

Earnings (loss) per common share represents net income available to common stockholders, which represents net income (loss) less dividends paid or payable to preferred stock shareholders, divided by the weighted-average number of common shares outstanding during the period.  In calculating the weighted-average number of common shares outstanding, shares held by the ESOP are not considered to be outstanding until they are allocated as discussed above.

For diluted earnings per common share, net income available to common shareholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options and restricted stock, as well as any adjustment to income that would result from the assumed issuance.  The effects of restricted stock and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock and are determined using the treasury stock method.  At September 30, 2011, the Company had no stock options or restricted stock that would cause a dilutive effect on earnings (loss) per common share.

For the year ended September 30, 2011, weighted-average shares outstanding used in the calculation of basic and diluted earnings per share were calculated as the weighted-average of shares outstanding from April 27, 2011 to September 30, 2011.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Comprehensive Income

Comprehensive income represents all changes in equity of an enterprise that result from recognized transactions and other economic events during the period. Other comprehensive income refers to revenues, expenses, gains, and losses that under U.S. generally accepted accounting principles are included in comprehensive income, but excluded from net income, such as unrealized gains and losses on certain investments in debt and equity securities, other-than-temporary impairment charges on debt securities related to factors other than credit, and changes in plan assets and benefit obligations related to defined benefit pension plans.

Reclassifications

Certain reclassifications have been made to the financial statements of the prior year to conform to the current year presentation.  Net income and stockholders’ equity (formerly “net worth”) previously reported were not affected by these reclassifications.

Concentrations of Credit Risk

Most of the Company's activities are with customers in Virginia with primary geographic focus in the Richmond metropolitan area, which includes the city of Richmond and surrounding counties.  Securities and loans also represent concentrations of credit risk and are discussed in note 4 “Securities” and note 5 “Loans” in the notes to the consolidated financial statements.  Although the Company believes its underwriting standards are conservative, the nature of the Company's portfolio of construction loans, land and land development loans, and income-producing nonresidential real estate loans and multifamily loans results in a smaller number of higher-balance loans.  As a result, the default of loans in these portfolio segments may result in more significant losses to the Company.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.  This ASU amends the Codification for the issuance of  FASB Statement No. 166, Accounting for Transfers of Financial Assets - An Amendment of FASB Statement No. 140, which was issued in June 2009 and changes the accounting for transfers of financial assets, including participations in financial assets.  Among other things, ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity”; changes the requirements for derecognizing financial assets; and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 and applies to transfers of financial assets occurring on or after the effective date. Early application is not permitted.  The adoption of ASU 2009-16 was not material to the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  See note 18 for the Company’s discussion of fair value measurements at September 30, 2011.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses.  To achieve these objectives, an entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; the aging of past due financing receivables at the end of the reporting period by class of financing receivables; and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See note 6 for the Company’s discussion of the allowance for loan losses.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.  The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB ASC Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The adoption of ASU 2011-02 was not material to the Company’s consolidated financial statements.

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

Franklin Financial completed its initial public stock offering in connection with the conversion of its predecessor, Franklin Financial Corporation MHC, from the mutual to the stock form of organization on April 27, 2011. Franklin Financial sold a total of 13,886,250 shares of its common stock at an offering price of $10.00 per share.  This included 1,144,227 shares purchased by the Franklin Federal Savings Bank Employee Stock Ownership Plan (“ESOP”) funded by a loan from Franklin Financial.  In addition, Franklin Financial contributed $1.4 million in cash and 416,588 shares of common stock to The Franklin Federal Foundation, resulting in total shares outstanding at completion of the conversion of 14,302,838. Trading of Franklin Financial’s common stock commenced on the NASDAQ Global Market stock exchange on April 28, 2011 under the symbol “FRNK”.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During February 2011, Franklin Financial began receiving cash for subscriptions to purchase shares of its common stock.  Franklin Financial returned $131.0 million to subscribers whose orders were not filled on April 28, 2011.  Conversion costs of $2.6 million were deducted upon closing from the $138.9 million of aggregate proceeds.  The net proceeds of $136.3 million received in the offering and $4.2 million issued to The Franklin Federal Foundation are reflected in the Company’s stockholders’ equity in the September 30, 2011 consolidated statement of financial condition.

On April 27, 2011, liquidation accounts were established by Franklin Financial and the Bank for the benefit of eligible account holders and supplemental eligible account holders (collectively, “eligible depositors”) of the Bank as defined in the Amended and Restated Plan of Conversion. Each eligible depositor has a pro rata interest in the liquidation accounts for each of his or her deposit accounts based upon the proportion that the balance of each such account bore to the balance of all deposit accounts of the Bank as of April 27, 2011. The liquidation accounts are maintained for the benefit of eligible depositors who continue to maintain their deposit accounts in the Bank after the conversion. The liquidation accounts are reduced annually to the extent that eligible depositors have reduced their qualifying deposits.  In the event of a complete liquidation of the Bank or Franklin Financial or both (and only in such event), eligible depositors who continue to maintain accounts will be entitled to receive a distribution from the liquidation accounts before any liquidation may be made with respect to common stock. Neither Franklin Financial nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation accounts or the regulatory capital requirements imposed by the OCC.

Note 3.	Federal Home Loan Bank Stock

The Bank is required to maintain an investment in Federal Home Loan Bank of Atlanta (FHLB) stock based on membership and the level of FHLB borrowings. FHLB stock is stated at cost, as these securities are restricted and no market exists for this stock.  There were no accrued dividends receivable on FHLB stock at September 30, 2011 or 2010.  Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.

Note 4.	Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at September 30, 2011 and 2010 are summarized as follows:

	September 30, 2011
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. government and agency securities	$7,500	$-	$7,500	$1	$-	$7,501
States and political subdivisions	18,143	-	18,143	765	735	18,173
Agency mortgage-backed securities	23,561	-	23,561	1,259	25	24,795
Agency collateralized mortgage obligations	207,123	-	207,123	2,497	917	208,703
Corporate equity securities	28,735	-	28,735	442	7,504	21,673
Corporate debt securities	110,289	1,230	111,519	5,854	1,409	115,964
Total	$395,351	$1,230	$396,581	$10,818	$10,590	$396,809

	September 30, 2010
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$20,066	$-	$20,066	$774	$-	$20,840
Agency mortgage-backed securities	27,017	-	27,017	1,655	-	28,672
Agency collateralized mortgage obligations	83,520	-	83,520	2,120	573	85,067
Corporate equity securities	23,846	-	23,846	603	1,636	22,813
Corporate debt securities	112,077	2,508	114,585	5,846	1,180	119,251
Total	$266,526	$2,508	$269,034	$10,998	$3,389	$276,643

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	September 30, 2011
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$5,512	$-	$5,512	$187	$-	$5,699
Agency collateralized mortgage obligations	6,552	-	6,552	835	1	7,386
Non-agency collateralized mortgage obligations	13,453	835	14,288	908	5,033	10,163
Total	$25,517	$835	$26,352	$1,930	$5,034	$23,248

	September 30, 2010
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$6,343	$-	$6,343	$154	$4	$6,493
Agency collateralized mortgage obligations	8,271	-	8,271	883	1	9,153
Non-agency collateralized mortgage obligations	20,904	988	21,892	1,450	5,491	17,851
Total	$35,518	$988	$36,506	$2,487	$5,496	$33,497

The amortized cost and estimated fair value of securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale		Held to maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Non-mortgage debt securities:
Due in one year or less	$4,016	$4,045	$-	$-
Due after one year through five years	56,611	58,632	-	-
Due after five years through ten years	34,062	35,392	-	-
Due after ten years	42,473	43,569	-	-
Total non-mortgage debt securities	137,162	141,638	-	-

Mortgage-backed securities	23,561	24,795	5,512	5,699
Collateralized mortgage obligations	207,123	208,703	20,840	17,549
Corporate equity securities	28,735	21,673	-	-
Total securities	$396,581	$396,809	$26,352	$23,248

The following tables present information regarding the length of time securities had been temporarily impaired as of September 30, 2011 and September 30, 2010:

	September 30, 2011
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Available for sale:
States and political subdivisions	$1,715	$735	$-	$-	$1,715	$735
Agency mortgage-backed securities	4,592	25	-	-	4,592	25
Agency collateralized mortgage obligations	50,933	901	3,097	16	54,030	917
Corporate equity securities	17,982	7,504	-	-	17,982	7,504
Corporate debt securities	17,816	1,191	11,783	218	29,599	1,409
Total available for sale	93,038	10,356	14,880	234	107,918	10,590

Held to maturity:
Agency collateralized mortgage obligations	-	-	116	1	116	1
Non-agency collateralized mortgage obligations	845	259	7,530	4,774	8,375	5,033
Total held to maturity	845	259	7,646	4,775	8,491	5,034

Total temporarily impaired securities	$93,883	$10,615	$22,526	$5,009	$116,409	$15,624

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	September 30, 2010
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Available for sale:
Agency collateralized mortgage obligations	$26,492	$573	$-	$-	$26,492	$573
Corporate equity securities	15,366	1,617	3,512	19	18,878	1,636
Corporate debt securities	-	-	27,820	1,180	27,820	1,180
Total available for sale	41,858	2,190	31,332	1,199	73,190	3,389

Held to maturity:
Agency mortgage-backed securities	592	4	-	-	592	4
Agency collateralized mortgage obligations	-	-	138	1	138	1
Non-agency collateralized mortgage obligations	5,448	2,607	8,686	2,884	14,134	5,491
Total held to maturity	6,040	2,611	8,824	2,885	14,864	5,496

Total temporarily impaired securities	$47,898	$4,801	$40,156	$4,084	$88,054	$8,885

The Company’s securities portfolio consists of investments in various debt and equity securities as permitted by OCC regulations, including mortgage-backed securities, collateralized mortgage obligations, government agency bonds, state and local government obligations, corporate debt obligations, and common stock of various companies.

Gross gains of $705,000, $2.0 million, and $6.4 million and gross losses of $462,000, $4,000, and $67,000 from sales of securities available for sale were realized in the years ended September 30, 2011, 2010, and 2009, respectively.  The cost basis of securities sold is determined through specific identification of securities sold.

The Company monitors its portfolio of debt and equity securities to determine if any security has experienced an other-than-temporary decline in fair value on a quarterly basis.  At September 30, 2011, over 90% of the Company's securities portfolio was issued by a government-sponsored entity or had a credit rating qualifying as "investment grade" from one of the three major credit rating agencies. The determination of whether a security is other-than-temporarily impaired is highly subjective and requires a significant amount of judgment.  In evaluating for other-than-temporary impairment, management considers the duration and severity of declines in fair value, the financial condition of the issuers of each security, as well as whether it is more likely than not that the Company will be required to sell these securities prior to recovery, which may be maturity, based on market conditions and cash flow requirements.  In performing its analysis for debt securities, the Company's consideration of the financial condition of the issuer of each security was focused on the issuer's ability to continue to perform on its debt obligations, including any concerns about the issuer's ability to continue as a going concern.  In performing its analysis for equity securities, the Company's analysis of the financial condition of the issuers of each security included the issuer's economic outlook, distressed capital raises, large write-downs causing dilution of capital, distressed dividend cuts, discontinuation of significant segments, replacement of key executives, and the existence of a pattern of significant operating losses.  In addition to the financial condition of each issuer, the Company considered the severity and duration of impairments and the likelihood that the fair value of securities would recover over a reasonable time horizon.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
A significant component of impaired securities at September 30, 2011 was the portfolio of non-agency collateralized mortgage obligations ("CMOs").  The portfolio of non-agency CMOs presents the greatest credit risk to the Company's securities portfolio due to differing levels of credit quality and the lack of implicit or explicit government guaranty.  Prior to fiscal 2011, the Company had recorded a total of $17.5 million in impairment charges on these securities, significantly reducing the exposure to future losses.  During the year ended September 30, 2011, the Company recorded an additional $1.7 million in impairment on these securities, $1.5 million of which was recognized in earnings and $222,000 of which was recognized in AOCI.

In evaluating these securities for impairment, the most significant factors considered by management include:

•	Delinquency levels,
•	Expected future default rates,
•	Collateral value by vintage,
•	Tranche seniority, and
•	Current subordination levels or other credit enhancements.

Details regarding the amortized cost of these securities at September 30, 2011 and 2010 are as follows (dollars in thousands):

Tranche Level	2011	2010	Percent of pool subordinate to FFSB investment	2011	2010
Senior Tranche	$9,214	$13,161	0% to 10%	$12,085	$19,282
Subordinate Tranche	4,754	8,334	Over 10% to 20%	1,756	2,081
Mezzanine Tranche	320	397	Over 20% to 30%	353	384
Total	$14,288	$21,892	Over 30% to 40%	-	-
			Over 40% to 50%	-	-
			Over 50%	94	145
			Total	$14,288	$21,892

90+ Day Delinquency Rate	2011	2010	Vintage	2011	2010
0% to 5%	$3,164	$6,692	Pre-2001	$94	$154
Over 5% to 10%	2,927	5,887	2001	137	153
Over 10% to 15%	2,409	1,825	2002	465	507
Over 15% to 20%	863	757	2003	1,944	2,159
Over 20% to 25%	53	580	2004	2,396	2,588
Over 25% to 30%	287	4,164	2005	3,131	5,341
Over 30%	4,585	1,987	2006	3,612	7,348
Total	$14,288	$21,892	2007	2,230	3,241
			2008	279	401
			Total	$14,288	$21,892

During the fiscal years ended September 30, 2011, 2010, and 2009, the Company recognized total impairment charges in earnings of $2.6 million, $7.6 million, and $20.0 million, respectively, on debt and equity securities. Impairment charges reflected in earnings in 2011 consisted of charges of $1.5 million on non-agency CMOs and $1.1 million on equity securities. Impairment charges reflected in earnings in 2010 consisted of charges of $3.8 million on non-agency CMOs and $3.8 million on equity securities. Impairment charges reflected in earnings in 2009 consisted of charges of $9.3 million on non-agency CMOs and $10.7 million on equity securities.

Other-than-temporary impairment losses on debt securities recognized in 2011 were attributable entirely to the Company’s portfolio of non-agency CMOs discussed above. Impairment losses recognized in 2011 for non-agency CMOs were the result of continued stress in the economy and housing markets resulting in high delinquency and foreclosure rates of the loans collateralizing these securities as well as declining levels of debt tranches subordinate to those owned by the Company.  At September 30, 2011, the average delinquency rate for the collateral supporting the Company’s portfolio of non-agency CMOs was 15.8% compared to 16.4% at September 30, 2010. Management noted that average delinquency rates peaked in March of 2010 at a rate of 16.7%, up from 6.7% in July of 2008, when management first began tracking this metric. Additionally, 84.6% of non-agency CMOs had subordination percentages less than or equal to 10% at September 30, 2011, compared with 88.1% at September 30, 2010.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For equity securities identified as other-than-temporarily impaired, quoted market prices were used to determine fair value. Non-agency CMOs are classified as Level 3 assets in the fair value hierarchy as discussed further in note 18 below and, as a result, fair value is determined by management by discounting estimated future cash flows. The level of cash flows estimated to be received is based on contractual cash flows adjusted for estimated prepayments as well as the Company’s estimate of the amount and timing of any potential future credit losses. Estimated prepayments are affected by current interest rates as well as overall economic conditions. Significant factors affecting the Company’s estimate of future credit losses include the level of subordination supporting the Company’s investment, estimates regarding ultimate delinquency rates, which tie into projected future charge-offs in a pool of mortgage assets, and loss severities (i.e. losses incurred given the event of default). The higher the level of subordination is the greater the amount that the Company is insulated from losses in a pool of mortgages. The higher the level of ultimate delinquencies and loss severities, the higher these losses will be and the more likely that the Company will ultimately experience a loss. The Company obtains information about current levels of subordination, delinquency rates, and loss severity from Bloomberg. Management estimates peak delinquency levels by reviewing the rate of change (the “transition rate”) in historical delinquency rates for each security over a period of time and projecting this rate into the future.

The table below provides a cumulative rollforward of credit losses recognized in earnings for debt securities for which a portion of OTTI is recognized in AOCI:

(Dollars in thousands)
Balance of credit losses at September 30, 2010	$526
Additions for credit losses on securities not previously recognized	86
Additional credit losses on securities previously recognized as impaired	2
Reductions for securities paid-off	(49)
Reductions for increases in expected cash flows	(486)
Balance of credit losses at September 30, 2011	$79

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

Unrealized losses in the remainder of the Company’s portfolio of collateralized mortgage obligations, mortgage-backed securities, securities of states and political subdivisions, and corporate debt securities were related to eighty-four securities and were caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary, and because management believes that it is not more likely than not that the Company will be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

Unrealized losses in the remainder of the Company’s portfolio of equity securities were related to nineteen securities and were considered temporary.  The unrealized loss for this portfolio increased $5.9 million to $7.5 million at September 30, 2011 from $1.6 million at September 30, 2010 as a result of declines in the overall equity markets, particularly for bank stocks, in the last fiscal quarter of 2011.  However, each of these securities has been in an unrealized loss position for fewer than twelve months, and because management believes that it is not more likely than not that the Company will be required to sell these equity positions for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

Note 5.	Loans

Loans held for investment at September 30, 2011 and September 30, 2010 are summarized as follows:

(Dollars in thousands)	2011	2010
Loans
One-to four-family	$114,947	$128,696
Multi-family	79,106	78,183
Nonresidential	190,747	173,403
Construction	43,992	40,294
Land and land development	67,049	70,482
Other	650	2,997
Total loans	496,491	494,055

Deferred loan fees	3,444	3,601
Loans, net of deferred loan fees	493,047	490,454

Allowance for loan losses	14,624	13,419
Net loans	$478,423	$477,035

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Loans to officers and directors were $464,000 and $471,000 at September 30, 2011 and 2010, respectively.

Loans held for sale were $922,000 and $2.8 million at September 30, 2011 and 2010, respectively. Gains on sales of loans were $344,000, $372,000, and $420,000 for the years ended September 30, 2011, 2010, and 2009, respectively, inclusive of adjustments to mark loans held-for-sale to the lower of cost or market.

Note 6.	Allowance for Loan Losses

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

Credit Rating Process

As discussed in note 1 above, the Company's methodology for estimating the allowance for loan losses incorporates the results of periodic loan evaluations for certain non-homogeneous loans, including non-homogenous loans in lending relationships greater than $2.0 million and any individual loan greater than $1.0 million.  The Company's loan grading system analyzes various risk characteristics of each loan type when considering loan quality, including loan-to-value ratios, current real estate market conditions, location and appearance of properties, income and net worth of any guarantors, and rental stability and cash flows of income-producing nonresidential real estate loans and multi-family loans.  The credit rating process results in one of the following classifications for each loan in order of increasingly adverse classification:

•
Excellent, Good, and Satisfactory:  Loans that are considered to be of sufficient quality to preclude an adverse rating are rated “Excellent,” “Good,” or “Satisfactory” based on their protection by the current net worth and paying capacity of the borrower (including guarantors) or by the value of the underlying collateral.  The rating assigned depends on the degree of strength of the loan and any guarantors.

•	Watch List: Loans that are rated “Satisfactory” as part of the Company’s grading system but merit closer monitoring due to various factors.
•
Special Mention: Loans that have potential weakness that deserve management’s close attention.  If uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.

•
Substandard: Loans that are inadequately protected by the current net worth or paying capacity of the borrower (including guarantors) or of the pledged collateral, if any.  Assets rated “Substandard” have a well-defined weakness or weaknesses.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•
Impaired: Loans for which it is probable, based on current information and events, that the Company will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Portfolio Segments

The Company considers each loan type to be a portfolio segment.  While all of the Company’s loans are secured by real estate, each portfolio segment has unique risk characteristics.

One-to four-family: Loans secured by one-to four-family residences in the Company’s portfolio consist of loans on owner-occupied properties as well as investment properties.  Loans on owner-occupied properties typically have the lowest credit risk due to the owner’s incentive to avoid foreclosure.  Loans on investment properties carry higher credit risk due to their reliance on stable rental income and due to lower incentive for the borrower to avoid foreclosure. Payments on loans secured by rental properties often depend on the successful operation and management of the properties and the payment of rent by tenants. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.

Multi-family: Loans secured by multi-family real estate generally have larger balances and involve a greater degree of credit risk than one-to four-family residential mortgage loans. Payments on loans secured by multi-family properties often depend on successful operation and management of the properties. Of primary concern in multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project, including adequate and sustainable occupancy and rental rates. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.

Nonresidential: Like multi-family loans, loans secured by nonresidential real estate generally have larger balances and involve a greater degree of credit risk than one-to four-family residential mortgage loans. Payments on loans secured by nonresidential real estate, typically shopping centers, often depend on successful operation and management of the properties. Of primary concern in nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project, including the ability to attract and retain tenants at adequate rental rates. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.

Construction: Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate due to changes in market conditions or other factors, the Company may be confronted, at or before the maturity of the loan, with a building having a value that is insufficient to assure full repayment if liquidation is required. If the Company is forced to foreclose on a building before or at completion due to a default, it may be unable to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, speculative construction loans, which are loans made to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction, typically carry higher risks than those associated with construction loans on pre-sold properties. These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, in addition to the risks associated with construction loans on pre-sold properties, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found.

Land and land development: Land and land development loans have substantially similar risks to speculative construction loans.  The underlying properties often consist of large tracts of undeveloped land and do not produce income.  These loans carry the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, land and land development loans carry the risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

General Allowance

To determine the general allowance, the Company segregates loans by portfolio segment.  Loans within each segment are then further segregated by credit rating.  The Company determines a base reserve rate for each portfolio segment by calculating the average charge-off rate for each segment over a historical time period determined by management, typically one to three years.  The base reserve rate is then adjusted based on qualitative factors that management believes could result in future loan losses differing from historical experience.  Such qualitative factors can include delinquency rates, loan-to-value ratios, and local economic and real estate conditions.  The base reserve rate plus these qualitative adjustments results in a total reserve rate for each portfolio segment.  A multiple of the total reserve rate for each segment is then applied to the balance of loans in each segment based on credit rating.  Loans rated Excellent have no associated allowance.  No loans were rated Excellent at September 30, 2011 or September 30, 2010.  Loans rated Good are multiplied by 10% of the total reserve rate, Satisfactory loans are multiplied by 100% of the total reserve rate, and loans rated Watch List, Special Mention, and Substandard are multiplied by 150%, 200%, and 300% of the total reserve rate, respectively.  This tiered structure is used by the Company to account for a higher probability of loss for loans with increasingly adverse credit ratings.

Specific Allowance for Impaired Loans

Impaired loans include loans identified as impaired through our credit rating system as well as loans modified in a troubled debt restructuring.  Once a loan is identified as impaired, management determines a specific allowance by comparing the outstanding loan balance to net realizable value, which is equal to fair value less estimated costs to sell.  The amount of any allowance recognized is the amount by which the loan balance exceeds the net realizable value.  If the net realizable value exceeds the loan balance, no allowance is recorded.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Of the $54.1 million of loans classified as impaired at September 30, 2011, all were considered “collateral dependent” and evaluated using the fair value of collateral method.  See note 18 for further discussion of the Company's method for estimating fair value on impaired loans.

Methodology Change

The Company modified the methodology at September 30, 2011 to include the application of reserve rate multiples on rated loans in relationships less than $2.0 million.  Previously, only rated loans in loan relationships greater than $2.0 million received such multiples.  This change in methodology resulted in an increase of $115,000 to the allowance at September 30, 2011.

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(Dollars in thousands)	One-to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Un- allocated	Total
Balance, September 30, 2008	$671	$308	$408	$1,433	$2,181	$69	$253	$5,323
Provision	368	312	899	1,742	600	176	(253)	3,844
Recoveries	7	-	-	-	-	-	-	7
Charge-offs	-	-	-	(446)	-	(203)	-	(649)
Balance, September 30, 2009	1,046	620	1,307	2,729	2,781	42	-	8,525
Provision	439	557	2,082	2,870	3,403	(95)	-	9,256
Recoveries	5	-	-	66	-	75	-	146
Charge-offs	(230)	-	(501)	(2,965)	(812)	-	-	(4,508)
Balance, September 30, 2010	1,260	1,177	2,888	2,700	5,372	22	-	13,419
Provision	580	180	548	(79)	2,528	(13)	-	3,744
Recoveries	3	-	6	36	-	-	-	45
Charge-offs	(519)	-	(296)	(933)	(836)	-	-	(2,584)
Balance, September 30, 2011	$1,324	$1,357	$3,146	$1,724	$7,064	$9	$-	$14,624

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Details of the allowance for loan losses by portfolio segment and impairment methodology at September 30, 2011 and 2010 are as follows:

	September 30, 2011
	General Allowance		Specific Allowance					Allowance as
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Total Balance	Total Allowance	Coverage	% of total allowance
One-to four-family	$110,047	$1,192	$4,900	$132	$114,947	$1,324	1.15%	9.1%
Multi-family	66,347	1,145	12,759	212	79,106	1,357	1.71	9.2
Nonresidential	180,895	3,146	9,852	-	190,747	3,146	1.65	21.5
Construction	43,903	1,697	89	27	43,992	1,724	3.92	11.8
Land and land development	40,500	4,070	26,549	2,994	67,049	7,064	10.54	48.3
Other	650	9	-	-	650	9	1.40	0.1
Total allowance	$442,342	$11,259	$54,149	$3,365	$496,491	$14,624	2.95	100.0%

	September 30, 2010
	General Allowance		Specific Allowance					Allowance as
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Total Balance	Total Allowance	Coverage	% of total allowance
One-to four-family	$127,378	$799	$1,318	$461	$128,696	$1,260	0.98%	9.4%
Multi-family	78,183	1,177	-	-	78,183	1,177	1.51	8.8
Nonresidential	171,143	2,673	2,260	215	173,403	2,888	1.67	21.5
Construction	37,770	1,818	2,524	882	40,294	2,700	6.70	20.1
Land and land development	53,921	4,458	16,561	914	70,482	5,372	7.62	40.0
Other	2,997	22	-	-	2,997	22	0.72	0.2
Total allowance	$471,392	$10,947	$22,663	$2,472	$494,055	$13,419	2.72	100.0%

Details regarding special mention, substandard, and impaired loans at September 30, 2011 and 2010 are as follows:

(Dollars in thousands)	2011	2010
Special mention
One-to four-family	$5,372	$7,189
Nonresidential	-	6,579
Construction	3,142	422
Land and land development	7,944	7,875
Total special mention loans	16,458	22,065

Substandard
One-to four-family	4,347	3,823
Multi-family	253	13,539
Nonresidential	3,156	6,018
Construction	166	166
Land and land development	623	10,270
Total substandard loans	8,545	33,816

Impaired
One-to four-family	4,900	1,318
Multi-family	12,759	-
Nonresidential	9,852	2,260
Construction	89	2,524
Land and land development	26,549	16,561
Total impaired loans	54,149	22,663

Total special mention, substandard, and impaired loans	$79,152	$78,544

Included in impaired loans are troubled debt restructurings of $10.6 million and $4.3 million at September 30, 2011 and September 30, 2010, respectively, that had related allowance balances of $239,000 and $281,000, respectively.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Troubled Debt Restructurings

During the year ended September 30, 2011, the Company modified three loans in troubled debt restructurings, including one land and land development loan with an outstanding balance of $757,000, one construction loan with an outstanding balance of $90,000, and one nonresidential loan with a balance of $5.5 million.  The restructuring of the land and land development loan consisted of a reduction in the monthly principal payment requirement to accommodate cash flow difficulties being experienced by the borrower.  This loan had previously been identified as impaired and is considered collateral dependent; therefore, there was no effect on the consolidated financial statements as a result of this modification.  The construction loan was previously classified as impaired and considered collateral-dependent, and the restructuring consisted of forgiving past-due principal amounts and eliminating a monthly principal payment requirement.  Since the loan was already classified as impaired, there was no effect on the consolidated financial statements as a result of this modification.  The nonresidential loan was already on nonaccrual status at the time of modification, and the restructuring consisted of a reduction in near-term principal payment requirements as well as forgiving unpaid late charges. All loans modified in troubled debt restructurings were classified as nonaccrual at September 30, 2011.  During the year ended September 30, 2011, both the land and land development and construction loans modified in troubled debt restructurings defaulted on the modified terms.  Interest recognized on a cash basis on restructured loans was not material.

During the year ended September 30, 2010, the Company modified three loans in troubled debt restructurings, including one land and land development loan, one nonresidential loan, and one one-to four-family loan.  Each modification made involved a deferral of past-due amounts as well as a lowering of interest payments due in the near term. While the Company did not concede any amounts ultimately due per the terms of the respective loan agreements, management deemed these to be deferrals that the Company would not otherwise have made if the borrower were not experiencing financial difficulty. The land and land development loan, related to a residential development in Albemarle County, Virginia experiencing slow sales activity, and the nonresidential loan, related to a retail shopping center experiencing occupancy problems, are both loan participations in which the Company is not the lead participant.

Loans and the related allowance for loan losses summarized by loan type and credit rating at September 30, 2011 are as follows:

(Dollars in thousands)	Total	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
Loans
One-to four-family(1)	$114,947	$-	$27,549	$-	$4,422	$2,118	$4,900	$75,958
Multi-family	79,106	12,740	44,562	2,055	-	253	12,759	6,737
Nonresidential	190,747	58,166	111,361	485	-	3,156	9,852	7,727
Construction	43,992	18,639	18,888	1,751	3,142	166	89	1,317
Land and land development	67,049	-	31,410	-	7,944	624	26,549	522
Other	650	-	-	-	-	-	-	650
Total loans	$496,491	$89,545	$233,770	$4,291	$15,508	$6,317	$54,149	$92,911

(Dollars in thousands)	Total	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
Allowance for loan losses
One-to four-family(1)	$1,324	$-	$405	$-	$130	$93	$132	$564
Multi-family	1,357	26	905	63	-	15	212	136
Nonresidential	3,146	136	2,595	17	-	221	-	177
Construction	1,724	100	1,018	142	339	27	28	70
Land and land development	7,064	-	2,573	-	1,301	153	2,994	43
Other	9	-	-	-	-	-	-	9
Total allowance for loans losses	$14,624	$262	$7,496	$222	$1,770	$509	$3,366	$999

(1) Owner-occupied one-to four-family loans are considered “Not Rated” in the calculation of the allowance for loan losses.

Details regarding the delinquency status of the Company’s loan portfolio at September 30, 2011 and 2010 are as follows:

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	September 30, 2011
(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One-to four-family	$114,947	$107,075	$1,329	$-	$346	$350	$2,601	$3,246
Multi-family	79,106	66,095	6,908	-	-	-	6,103	-
Nonresidential	190,747	183,696	2,071	-	-	-	2,720	2,260
Construction	43,992	43,736	90	-	-	-	-	166
Land and land development	67,049	49,721	5,506	-	-	757	-	11,065
Other	650	650	-	-	-	-	-	-
Total	$496,491	$450,973	$15,904	$-	$346	$1,107	$11,424	$16,737

	September 30, 2010
(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One-to-four family	$128,696	$124,479	$1,512	$-	$1,461	$752	$23	$469
Multi-family	78,183	78,183	-	-	-	-	-	-
Non-residential	173,403	165,525	48	-	5,570	-	2,260	-
Construction	40,294	38,848	1,144	212	-	-	90	-
Land and land development	70,482	54,675	11,379	1,588	-	2,643	-	197
Other	2,997	2,997	-	-	-	-	-	-
Total	$494,055	$464,707	$14,083	$1,800	$7,031	$3,395	$2,373	$666

The following is a summary of information pertaining to impaired and nonaccrual loans at September 30, 2011 and 2010:

	2011		2010
(Dollars in thousands)	Amount	Allowance	Amount	Allowance
Impaired loans with a specific allowance
One-to four-family	$2,328	$132	$907	$461
Multi-family	1,265	212	-	-
Nonresidential	-	-	2,260	215
Construction	90	28	2,324	882
Land and land development	9,879	2,993	4,259	914
Total impaired loans with a specific allowance	$13,562	$3,365	$9,750	$2,472

Impaired loans for which no specific allowance is necessary
One-to four-family	$2,572	$-	$410	$-
Multi-family	11,494	-	-	-
Nonresidential	9,852	-	-	-
Construction	-	-	201	-
Land and land development	16,669	-	12,302	-
Total impaired loans for which no specific allowance is necessary	$40,587	$-	$12,913	$-

(Dollars in thousands)	2011	2010
Nonaccrual loans
One-to four-family	$9,879	$4,576
Multi-family	6,103	-
Nonresidential	12,572	7,830
Construction	255	1,470
Land and land development	13,396	14,667
Total nonaccrual loans	$42,205	$28,543

Loans past due ninety days or more and still accruing
Construction	$-	$90
Land and land development	-	1,140
Total loans past due ninety days or more and still accruing	$-	$1,230

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The weighted average balance of impaired loans was $34.9 million and $16.3 million for the years ended September 30, 2011 and 2010, respectively.  Accrued interest on impaired loans was not material at September 30, 2011 or September 30, 2010.  Interest recognized on a cash basis on impaired loans was $877,000 and $1.2 million for the years ended September 30, 2011 and 2010, respectively.   Interest recognized on a cash basis on all nonaccrual loans was $1.5 million and $1.6 million for the years ended September 30, 2011 and 2010, respectively.

Note 7.	Real Estate Owned

Real estate owned at September 30, 2011 and 2010 is summarized as follows:

(Dollars in thousands)	2011	2010
Real estate owned
Real estate held for sale	$1,545	$3,240
Real estate held for development and sale	7,082	8,341
Total real estate owned	$8,627	$11,581

During the year ended September 30, 2011, the Company foreclosed on several properties securing loans that had been classified as impaired.  These foreclosures resulted in additions of $2.5 million to real estate owned, including $881,000 classified as held-for-sale and $1.6 million classified as held-for-development and sale.  These foreclosures were more than offset by sales of real estate owned totaling $4.2 million.

The Company recognized impairment charges on real estate owned of $1.2 million for the year ended September 30, 2011.  These charges were the result of updated appraisals on various properties along with a $532,000 impairment charge taken on a retail shopping center for which the Company had originally estimated net realizable value based upon an “upon stabilization” appraisal value that assumed the leasing of vacant units.  However, after the Company was unable to lease-up the property within a reasonable time frame, management decided that the use of an “as-is” appraisal was more appropriate.

Impairment charges totaled $379,000 for the year ended September 30, 2010.

Note 8.	Office Properties and Equipment

Office properties and equipment at September 30, 2011 and 2010 are summarized as follows:

			Range of
(Dollars in thousands)	2011	2010	Useful Lives
Land	$1,233	$1,237	–
Buildings and building improvements	6,829	6,516	10 – 30 years
Furniture, fixtures, and equipment	4,706	4,398	3 – 10 years
	12,768	12,151
Less accumulated depreciation and amortization	6,481	6,052
Office properties and equipment, net	$6,287	$6,099

Depreciation expense for the years ended September 30 2011, 2010, and 2009 was $723,000, $689,000, and $657,000, respectively.

Note 9.	Investment in Bank Owned Life Insurance

The Company is owner and designated beneficiary on life insurance policies covering certain of its officers and employees. The earnings from these policies are used to offset expenses related to employee benefits. The Company purchases life insurance to provide income to pay the expenses associated with employee benefit plans. The policies provide long-term assets that produce tax-exempt income, which is used to fund the long-term benefit obligations. Regulatory guidelines restrict the Bank from owning life insurance in excess of twenty-five percent of its core capital. There are no such restrictions for Franklin Financial.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10.	Deposits

Deposit account balances at September 30, 2011 and 2010 are summarized as follows:

		2011		2010
(Dollars in thousands)	Stated Rate	Amount	Percent	Amount	Percent
Balance by interest rate:
Passbook savings	Not applicable for 2011, 0.50% for 2010	$-	-%	$1,313	0.2%
Money market savings	0.00 – 1.00% and 0.00 – 1.60%, respectively	221,713	34.2	222,788	34.4
Money market checking	0.00 – 0.50% and 0.00 – 1.00%, respectively	43,479	6.7	42,593	6.6
Total money market and passbook		265,192	40.9	266,694	41.2

Certificates of deposit:	0.00 – 0.99%	123,423	19.0	40,625	6.3
	1.00 – 1.99%	126,921	19.6	188,923	29.2
	2.00 – 2.99%	50,277	7.7	40,679	6.3
	3.00 – 3.99%	24,779	3.8	27,425	4.2
	4.00 – 4.99%	24,663	3.8	37,344	5.8
	5.00 – 5.99%	33,499	5.2	45,437	7.0
Total certificates of deposit		383,562	59.1	380,433	58.8
Total deposits		$648,754	100.0%	$647,127	100.0%

A summary of maturities of certificates of deposit at September 30, 2011 and 2010 follows:

	2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent
One year or less	$252,687	65.8%	$253,320	66.6%
More than 1 year to 2 years	49,194	12.8	56,054	14.7
More than 2 years to 3 years	29,057	7.6	31,475	8.3
More than 3 years to 4 years	10,593	2.8	18,656	4.9
More than 4 years to 5 years	18,993	5.0	9,649	2.5
More than 5 years	23,038	6.0	11,279	3.0
	$383,562	100.0%	$380,433	100.0%

Interest expense on deposit accounts for the years ended September 30, 2011, 2010, and 2009 is summarized as follows:

(Dollars in thousands)	2011	2010	2009
Passbook savings	$-	$25	$108
Money market savings	1,793	2,714	3,243
Money market checking	367	439	180
Certificates of deposit	8,050	10,704	16,958
	$10,210	$13,882	$20,489

Savings accounts, money market accounts, and certificates of deposit held by officers and directors of the Company at September 30, 2011 and 2010 were $3.0 million and $3.6 million, respectively.

Penalty amounts assessed on certificates redeemed prior to contractual maturity are recorded as noninterest income. Certificate penalty amounts totaled $32,000, $49,000, and $66,000 for the years ended September 30, 2011, 2010, and 2009, respectively.

Certificates of deposit and savings accounts with balances greater than $100,000 at September 30, 2011 and 2010 were approximately $271.5 million and $240.7 million, respectively.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 11.	Borrowings

The Company relies on borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) as its primary source of borrowings. Short-term and long-term borrowings from the FHLB are secured by qualifying residential loans, nonresidential real estate loans, multi-family loans and securities. Loans collateralizing FHLB borrowings had a carrying value of $252.9 million, and securities had a carrying value of $262.1 million at September 30, 2011. At September 30, 2010, loans collateralizing FHLB borrowings had a carrying value of $232.0 million and securities had a carrying value of $135.8 million. The Company had unused borrowing capacity from the FHLB of $201.4 million at September 30, 2011.

The Company had no FHLB overnight borrowings for the years ended September 30, 2011 and 2010.  Long-term debt consists of borrowings from the FHLB with various interest rates and maturity dates. Certain borrowings are convertible, at the FHLB’s option, into three-month LIBOR-based floating rate borrowings beginning on specified dates or on any quarterly interest payment dates thereafter, with at least two business days notice. If the FHLB converts a borrowing, the Company may choose to prepay all or part of the borrowing without a prepayment fee on the conversion date or any subsequent quarterly interest reset date. During the years ended September 30, 2010 and 2009, the Company prepaid certain FHLB borrowings totaling $10.0 million and $40.0 million, respectively.  In connection with the prepayments, the Company recorded fees on early retirement of FHLB borrowings of $318,000 and $1.2 million, respectively, that are recognized in noninterest expense at September 30, 2010 and 2009, respectively. No prepayments were made in the year ended September 30, 2011.

Selected information on long-term FHLB borrowings as of September 30, 2011 and 2010 is as follows:

(Dollars in thousands)	2011	2010
Interest payable monthly at a fixed rate of 3.49%, principal due and payable on December 5, 2013	$10,000	$10,000

Interest payable monthly at a fixed rate of 3.44%, principal due and payable on December 10, 2013	10,000	10,000

Interest payable quarterly at a fixed rate of 3.72%, principal due and payable on June 9, 2015	25,000	25,000

Interest payable quarterly at a fixed rate of 5.58%, principal due and payable on May 16, 2016	25,000	25,000

Interest payable monthly at a fixed rate of 5.36%, principal due and payable on November 1, 2016	25,000	25,000

Interest payable quarterly at a fixed rate of 4.43%, principal due and payable on October 23, 2017, callable quarterly beginning October 23, 2012	10,000	10,000

Interest payable quarterly at a fixed rate of 5.07%, principal due and payable on October 23, 2017	10,000	10,000

Interest payable monthly at a fixed rate of 3.90%, principal due and payable on April 18, 2018	5,000	5,000

Interest payable monthly at a fixed rate of 5.85%, principal due and payable on September 17, 2018	25,000	25,000

Interest payable quarterly at a fixed rate of 3.82%, principal due and payable on August 20, 2019	10,000	10,000

Interest payable monthly at a fixed rate of 5.05%, principal due and payable on January 21, 2020	25,000	25,000

Interest payable quarterly at a fixed rate of 5.09%, principal due and payable on December 7, 2026	10,000	10,000
	$190,000	$190,000

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The contractual maturities of FHLB borrowings, excluding call provisions, as of September 30, 2011 are as follows:

For the Year Ending September 30,
(Dollars in thousands)
2012	$-
2013	-
2014	20,000
2015	25,000
2016	25,000
Thereafter	120,000
$190,000

Note 12.	Income Taxes

Income tax expense (benefit) related to income (loss) before provision for income taxes for the years ended September 30, 2011, 2010, and 2009 is summarized as follows:

(Dollars in thousands)	2011	2010	2009
Current income tax expense (benefit)	$1,540	$1,743	$987
Deferred tax (benefit) expense	(788)	(1,713)	(1,413)
Total	$752	$30	$(426)

The reported income tax expense (benefit) for 2011, 2010, and 2009 differs from the “expected” income tax expense (computed by applying the statutory U.S. Federal corporate income tax rate of 34% to income (loss) before provision for income taxes) as follows:

	2011		2010		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Expected tax expense (benefit) at statutory federal income tax rate	$742	34.0%	$(358)	(34.0)%	$(2,632)	(34.0)%

Cash surrender value of life insurance	(435)	(19.9)	(519)	(49.4)	(839)	(10.8)
State taxes, net of federal (benefit) or expense	180	8.2	(29)	(2.8)	(29)	(0.4)
ESOP fair market value adjustment	22	1.0	-	-	-	-
Dividends received deduction	(73)	(3.3)	(77)	(7.3)	(207)	(2.7)
Federal low income housing and historical tax credits	(770)	(35.3)	-	-	(397)	(5.1)
Tax exempt interest	(29)	(1.4)	(11)	(1.1)	2	-
Change in federal valuation allowance	1,110	50.9	1,020	97.0	3,518	45.5
Other, net	5	0.2	4	0.4	158	2.0
Reported tax expense (benefit)	$752	34.4%	$30	2.8%	$(426)	(5.5)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2011 and 2010 are as follows:

(Dollars in thousands)	2011	2010
Deferred tax assets:
Allowance for loan losses	$5,557	$5,099
Net unrealized losses on securities available for sale	231	-
Prepaid pension costs	908	-
Deferred compensation	1,083	836
Investments in tax credit partnerships	374	637
Impairment of real estate owned	484	-
Securities	11,245	12,858
Charitable contribution carryforward	1,857	-
Capital loss carryforward	3,734	2,334
Federal tax credit carryforward	130	103
State tax credit carryforward	9	296
Other	185	267
Total gross deferred tax assets	25,797	22,430
Less: valuation allowance	(13,068)	(9,537)
Net deferred tax assets	12,729	12,893
Deferred tax liabilities:
FHLB stock dividends	(643)	(643)
Net unrealized gain on securities available for sale	-	(2,516)
Depreciation of fixed assets	(355)	(205)
Unrealized loss on CMOs	(677)	(479)
Deferred gain on bank-owned life insurance policies	(330)	(330)
Other	(32)	(55)
Total gross deferred tax liabilities	(2,037)	(4,228)

Net deferred tax assets	$10,692	$8,665

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The capital loss carryforwards expire in the fiscal years ending September 30, 2013 through September 30, 2016.  The federal tax credit carryforward consists of Minimum Tax credits and Low-income Housing credits.  The Low-income Housing credits expire in fiscal years ending September 30, 2030 through September 30, 2031.  The charitable contribution carryforward expires in the fiscal year ending September 30, 2016.  The state tax credit carryforward consists of neighborhood assistance tax credits and state historic rehabilitation tax credits.  These credits expire in fiscal years ending September 30, 2013 through September 30, 2015.

The Company files a consolidated tax return that includes all subsidiaries. The Parent, the Bank and other subsidiaries calculate and record income tax liability as though they filed separate tax returns and pay or receive the calculated amount to or from the Parent in accordance with an intercompany tax allocation agreement.

As of September 30, 2011, the Company has established a valuation allowance in order to reduce the net deferred tax assets to the amount that the Company believes it is more likely than not to realize in the future. The valuation allowance represents deferred tax assets established for unrealized capital losses, realized capital loss carryforwards, and charitable contributions carryforward that the Company may not realize due to the requirement that capital losses may only be offset against capital gains. The valuation allowance increased by $3.5 million from September 30, 2010 to September 30, 2011.

The Company believes that a valuation allowance with respect to the realization of the remainder of the gross deferred tax assets is not necessary. Based on the Company’s historical taxable income, future expectations of taxable income and its character, and the reversal of gross deferred tax liabilities, management believes it is more likely than not that the Company will realize the remainder of the gross deferred tax assets existing at September 30, 2011. However, there can be no assurance that the Company will generate taxable income in any future period or that the reversal of temporary differences attributable to gross deferred tax liabilities will occur during the future tax periods as currently expected.

Retained earnings at September 30, 2011 and 2010 include approximately $13.0 million for which no provision for federal income tax has been made. This amount represents pre-October 1, 1988 allocations of earnings to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. As of September 30, 2011, the Company does not expect that this portion of retained earnings will be used in a manner that will create any additional income tax liability.

The Company files income tax returns with the U.S. government and the Commonwealth of Virginia.  Management has analyzed filing positions in both jurisdictions in accordance with FASB ASC Topic 740 regarding uncertain tax positions.  Federal tax returns for 2009 and 2010 remain subject to examination, and state tax returns for 2007 through 2010 remain subject to examination.  The Company believes its income tax filing positions will be sustained upon audit and does not anticipate any adjustments that would result in material change to the Company’s financial position.  Therefore, no reserves for uncertain tax positions or interest and penalties have been recorded in the consolidated financial statements.

Note 13.	Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. In addition, the Bank is required to notify the Federal Reserve before paying dividends to Franklin Financial.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

At September 30, 2011, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OCC.  There are no conditions or events that management believes have changed the Bank’s classification.  As a savings and loan holding company regulated by the Federal Reserve Board (the “Federal Reserve”), Franklin Financial is not currently subject to any separate regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to financial institutions themselves.  There is a five-year transition period before the capital requirements will apply to savings and loan holding companies.  The following table reflects the level of required capital and actual capital of the Bank at September 30, 2011 and 2010:

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2011
Tier 1 capital	$164,347	16.07%	$40,915	4.00%	$51,490	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	164, 347	23.81	27,605	4.00	41,408	6.00
(to risk weighted assets)

Tangible capital	164, 347	16.07	15,343	1.50	15,343	1.50
(to adjusted tangible assets)

Risk-based capital	173,006	25.07	55,211	8.00	69,013	10.00
(to risk weighted assets)

As of September 30, 2010
Tier 1 capital	$103,183	10.90%	$37,877	4.00%	$47,616	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	103,183	14.12	29,234	4.00	43,850	6.00
(to risk weighted assets)

Tangible capital	103,183	10.90	14,204	1.50	14,204	1.50
(to adjusted tangible assets)

Risk-based capital	112,341	15.37	58,467	8.00	73,084	10.00
(to risk weighted assets)

There were no dividends declared by the Bank to Franklin Financial in the year ended September 30, 2011.  During the year ended September 30, 2011, Franklin Financial contributed $68.1 million to the Bank from the proceeds of the mutual to stock conversion discussed in note 2 to the consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at September 30, 2011 and 2010 (dollars in thousands):

	September 30, 2011
(Dollars in thousands)	Tier 1 capital	Tier 1 risk-based capital	Tangible capital	Risk-based capital
GAAP capital	$168,711	$168,711	$168,711	$168,711
Accumulated gains on certain available-for-sale securities	(4,002)	(4,002)	(4,002)	(4,002)
Disallowed deferred tax assets	(2,922)	(2,922)	(2,922)	(2,922)
Pension plan	2,560	2,560	2,560	2,560
General allowance for loan losses	-	-	-	8,659
Regulatory capital – computed	$164,347	$164,347	$164,347	$173,006

	September 30, 2010
(Dollars in thousands)	Tier 1 capital	Tier 1 risk-based capital	Tangible capital	Risk-based capital
GAAP capital	$107,305	$107,305	$107,305	$107,305
Accumulated gains on certain available-for-sale securities	(4,745)	(4,745)	(4,745)	(4,745)
Disallowed deferred tax assets	(659)	(659)	(659)	(659)
Pension plan	1,282	1,282	1,282	1,282
General allowance for loan losses	-	-	-	9,158
Regulatory capital – computed	$103,183	$103,183	$103,183	$112,341

Note 14.	Employee Benefit Plans

On April 17, 2001, February 21, 2006, February 19, 2008 and September 16, 2009, the board of directors of the Bank approved, respectively, the 2001 Deferred Compensation Plan for Directors and Senior Officers of Franklin Federal Savings Bank, the 2006 Deferred Compensation Plan for Directors and Senior Officers of Franklin Federal Savings Bank, the 2008 Deferred Compensation Plan for Directors and Senior Officers of Franklin Federal Savings Bank and the 2009 Deferred Compensation Plan for Directors and Senior Officers of Franklin Federal Savings Bank (the Deferred Compensation Plans), which became effective on April 1, 2001, October 1, 2005, October 1, 2007 and October 1, 2009, respectively.  In connection with the conversion completed on April 27, 2011 (see note 2), the Deferred Compensation Plans were frozen and participants vesting was accelerated to September 30, 2011.  Participants were given the opportunity to transfer their account balances to a new stock-based deferral plan (see below) and invest in Franklin Financial stock.  Account balances not transferred earn interest at the Bank’s interest rate on seven-year certificates of deposit.  Prior to the conversion, the Deferred Compensation Plans provided an unfunded deferred compensation arrangement that was modeled after the compensation incentives for directors and senior officers of converted publicly traded stock thrift corporations regulated by the Office of Thrift Supervision. Each participant’s account was credited with an initial earned award that increased or decreased annually based on the financial performance of the Bank. Under the terms of the Deferred Compensation Plans, the awards vested over four and one-half to five years and become 100% vested immediately upon a participant’s death, disability, or retirement at normal retirement age or the occurrence of specified corporate events. Accrued benefits under the Deferred Compensation Plans were $616,000 and $2.2 million at September 30, 2011 and 2010, respectively, and are included in accrued expenses and other liabilities in the accompanying consolidated statements of financial condition. Deferred compensation expense (benefit) was $949,000 for 2011, $573,000 for 2010, and $(483,000) for 2009 and is included in personnel expense in the accompanying consolidated income statements.

The Bank has a noncontributory defined benefit pension plan (the Pension Plan) for substantially all of the Bank’s employees who were employed on or before July 31, 2011.  Employees hired after July 31, 2011 are not eligible to participate in the Pension Plan. Retirement benefits under this plan are generally based on the employee’s years of service and compensation during the five years of highest compensation in the ten years immediately preceding retirement.

The Pension Plan assets are held in a trust fund by the plan trustee. The trust agreement under which assets of the Pension Plan are held is a part of the Virginia Bankers Association Master Defined Benefit Pension Plan (the Plan). The Plan’s administrative trustee is appointed by the board of directors of the Virginia Bankers Association Benefits Corporation. At September 30, 2011, Reliance Trust Company was investment manager for the Plan. Contributions are made to the Pension Plan, at management’s discretion, subject to meeting minimum funding requirements, up to the maximum amount allowed under the Employee Retirement Income Security Act of 1974 (ERISA), based upon the actuarially determined amount necessary for meeting plan obligations. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned by employees in the future.

The Company uses a September 30 measurement date for the Pension Plan.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Obligations and Funded Status

The following table summarizes the projected benefit obligation, fair value of plan assets, and funded status as of September 30, 2011 and 2010:

(Dollars in thousands)	2011	2010
Change in benefit obligation:
Projected benefit obligation at beginning of year	$12,625	$11,795
Service cost	571	509
Interest cost	647	633
Actuarial loss (gain)	1,115	264
Benefits paid	(629)	(576)
Projected benefit obligation at end of year	$14,329	$12,625

(Dollars in thousands)	2011	2010
Change in plan assets:
Fair value of plan assets at beginning of year	$12,712	$12,120
Actual return on plan assets	(143)	1,168
Benefits paid	(629)	(576)
Fair value of plan assets at end of year	$11,940	$12,712
Funded status	$(2,389)	$87

(Dollars in thousands)	2011	2010
Amounts recognized as prepaid expenses and other assets or (accrued expenses and other liabilities)	$(2,389)	$87

(Dollars in thousands)	2011	2010
Amounts recognized in accumulated other comprehensive income, net of income taxes
Net loss	$4,130	$2,067
Deferred income taxes	(1,569)	(785)
Total recognized in accumulated other comprehensive income	$2,561	$1,282

The plan had accumulated benefit obligations of $12.3 million and $10.6 million as of September 30, 2011 and 2010, respectively.

Components of Net Periodic Benefit Cost

Components of net periodic benefit cost for the years ended September 30, 2011, 2010, and 2009 are as follows:

(Dollars in thousands)	2011	2010	2009
Service cost	$571	$509	$430
Interest cost	647	633	660
Expected return on plan assets	(869)	(829)	(668)
Recognized net actuarial loss	65	78	46
Net periodic benefit cost	$414	$391	$468

The net periodic benefit cost is included in personnel expense in the consolidated statements of earnings.

The Company expects to recognize $230,000 related to net actuarial loss as a component of net periodic benefit cost during the fiscal year ending September 30, 2012.

Assumptions

Weighted average assumptions used to determine the benefit obligation as of September 30, 2011 and 2010 are as follows:

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2011	2010
Discount rate	4.75%	5.25%
Rate of compensation increase	4.00	4.00

Weighted average assumptions used to determine the net periodic benefit cost for the years ended September 30, 2011, 2010, and 2009 are as follows:

	2011	2010	2010
Discount rate	5.25%	5.50%	6.50%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase	4.00	4.00	4.00

Plan assets, which consist primarily of investments in fixed income and equity mutual funds, are valued using current market quotations. The projected benefit obligation and the net periodic benefit cost are calculated by an independent actuary using assumptions provided by the Company. Assumptions used to determine the benefit obligation include the discount rate and the rate of compensation increase. The Company uses a discount rate that is based on the yield of a composite corporate bond index that includes “AA” rated bonds.

The rate of compensation increase is based on historical experience and management’s expectation of future compensation.

The expected rate of return on plan assets is estimated by management based on the composition of plan assets and anticipated rates of return for current market conditions and future expectations. The Company selects the expected long-term rate of return on assets in consultation with its investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return, net of inflation, for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience, which may not continue over the measurement period. Higher significance is placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period in which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses, both investment and non-investment, typically paid from plan assets, to the extent such expenses are not explicitly estimated within periodic cost.

Plan Assets

The fair values of the Company's pension plan assets at September 30, 2011, by asset category, are as follows:

(Dollars in thousands)	Total	Quoted Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds – fixed income	$3,109	3,109	-	-
Mutual funds – equity
Large cap equity funds	2,970	2,970	-	-
Mid-cap equity funds	1,581	1,581	-	-
Small-cap equity funds	615	615	-	-
International equity funds	1,293	1,293	-	-
Diversified equity funds	2,380	2,380	-	-
Cash and cash equivalents	(8)	(8)	-	-
Total	$11,940	11,940	-	-

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Fixed income mutual funds include investments in mutual funds focused on fixed income securities with both short-term and long-term investments.  The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.  Equity mutual funds include investments in mutual funds focused on equity securities with a diversified portfolio and include investments in large-cap, mid-cap, and small-cap funds; growth funds; international-focused funds; and value funds.  The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.  Cash and cash equivalents includes cash and short-term cash equivalent funds.  The funds are valued at cost, which approximates fair value.

The Pension Plan’s weighted average asset allocations by asset category at September 30, 2011 and 2010 are as follows:

	2011	2010
Asset category:
Mutual funds – fixed income	26%	21%
Mutual funds – equity	74	78
Cash and cash equivalents	-	1
Total	100%	100%

The trust fund is diversified with a targeted asset allocation of 25% fixed income and 75% equities. The investment manager selects investment fund managers with demonstrated experience and expertise and funds with demonstrated historical performance for the implementation of the Pension Plan’s investment strategy. The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the administrative trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs, and other administrative costs chargeable to the trust.

Contributions for Fiscal Year 2012

Contributions may be made to the Plan, at management’s discretion subject to meeting minimum funding requirements, up to the maximum tax-deductible amount allowable for the Plan. The Company does not intend to make a contribution during fiscal 2012.

Estimated Future Benefit Payments

The following schedule summarizes benefit payments, which reflect expected future service, as appropriate, that are expected to be paid at September 30, 2011 (dollars in thousands):

Year ending September 30,
2012	$696
2013	691
2014	714
2015	771
2016	762
2017 through 2021	4,534

401(k) Defined Contribution Plan

The Bank has a 401(k) defined contribution plan, which covers substantially all of the employees of the Bank. Employees may contribute up to the statutory limit into the plan. The Bank matches 25% of the first 6% of the employee’s contribution. The plan also allows for a discretionary contribution to be made by the Bank. Employer matching contributions included in expense were $53,000, $48,000 and $53,000 for the years ended September 30, 2011, 2010, and 2009, respectively.

Employee Stock Ownership Plan

Compensation cost related to the ESOP for the year ended September 30, 2011 was $425,000 with a related tax benefit of $137,000.  The fair value of the unearned ESOP shares, using the closing quoted market price per share of the Company’s stock, was $12.2 million at September 30, 2011.  A summary of the ESOP share allocation as of September 30, 2011 is as follows:

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Shares allocated at April 27, 2011	-
Shares allocated during the current fiscal year	35,987
Shares distributed during the current fiscal year	-
Allocated shares held by the ESOP trust at period end	35,987
Unallocated shares	1,108,240
Total ESOP shares	1,144,227

Stock-Based Deferral Plan

In connection with the mutual-to-stock conversion completed on April 27, 2011 (see note 2), the Company adopted a stock-based deferral plan whereby certain officers and directors could use funds from previously existing nonqualified deferred compensation plans to invest in stock of the Company.  The Company established a trust to hold shares purchased through the stock-based deferral plan, and the trust purchased 252,215 shares in the conversion.  The trust qualifies as a rabbi trust that will be settled upon the retirement of participating officers and directors through the distribution of shares held by the trust.  As a result, shares held by the trust are accounted for in a manner similar to treasury stock, and the deferred compensation balance is recorded as a component of additional paid-in capital on the Company’s balance sheet in accordance with GAAP.

Note 15.	Lease Commitments

The Company leases certain real property under long-term operating lease agreements. The following schedule summarizes future minimum lease payments under these operating leases at September 30, 2011 (dollars in thousands):

Year ending September 30,
2012	$120
2013	99
2014	38
2015	38
Thereafter	-
$295

Rental expense under operating leases was $133,000, $126,000, and $120,000 in 2011, 2010, and 2009, respectively. It is expected that in the normal course of business, most leases that expire will be renewed.

Note 16.	Financial Instruments with Off-Balance-Sheet Risk

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since some commitments may expire without being funded, the commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $55.7 million and $130.8 million at September 30, 2011 and 2010, respectively.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk and recourse provisions involved in issuing letters of credit are essentially the same as those involved in extending loans to customers. The Company has recorded a liability for the estimated fair value of these letters of credit in the amount of $3,000 and $9,000 at September 30, 2011 and 2010, respectively, which is included in accrued expenses and other liabilities. The amount of standby letters of credit was $1.0 million and $1.1 million at September 30, 2011 and 2010, respectively.  The Company believes that the likelihood of having to perform on standby letters of credit is remote based on the financial condition of the guarantors and the Company's historical experience.

At September 30, 2011, the Company had rate lock commitments to originate mortgage loans amounting to $3.8 million and mortgage loans held for sale of $922,000 compared to $5.5 million and $2.8 million at September 30, 2010, respectively. At September 30, 2011, the Company had corresponding commitments outstanding of $4.7 million to sell loans on a best-efforts basis compared to $8.3 million at September 30, 2010. These commitments to sell loans are designed to eliminate the Company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

Note 17.	Commitments And Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operation.

Note 18.	Fair Value Measurements

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Securities held to maturity: Securities held-to-maturity are recorded at fair value on a non-recurring basis. A held-to-maturity security’s amortized cost is adjusted only in the event that a decline in fair value is deemed to be other-than-temporary. At September 30, 2011, certain held-to-maturity securities were deemed to be other-than-temporarily impaired. These securities are classified as Level 3 securities and were written down to fair value at the balance sheet date determined by discounting estimated future cash flows. Management believes that classification and valuation of these securities, consisting of private-label asset-backed securities, as Level 3 assets was necessary as the market for such securities severely contracted beginning in 2008 and became and has remained inactive since that time. While the market for highly-rated private-label securities with low delinquency levels and high subordination saw significant price improvement beginning in the second half of fiscal 2010, the market for securities similar to those recognized as other-than-temporarily impaired, which had low ratings, high delinquency levels, and low subordination levels, remained inactive. As a result, management does not believe that quoted prices on similar assets were representative of fair value as there were few transactions, and transactions were often executed at distressed prices. Management estimates and discounts future cash flows based on a combination of observable and unobservable inputs, including a security’s subordination percentage, projected delinquency rates, and estimated loss severity given default. These estimates are discounted using observable current market rates for securities with similar credit quality.

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 are summarized below:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
U.S. government and agency securities	$7,501	$-	$7,501	$-
States and political subdivisions	18,173	-	16,458	1,715
Agency mortgage-backed securities	24,795	-	24,795	-
Agency collateralized mortgage obligations	208,703	-	208,703	-
Corporate equity securities	21,673	21,673	-	-
Corporate debt securities	115,964	-	110,994	4,970
Total assets at fair value	$396,809	$21,673	$368,451	$6,685

A rollforward of securities classified as Level 3 measured at fair value on a recurring basis from the prior year end is as follows (dollars in thousands):

Balance of Level 3 assets measured on a recurring basis at September 30, 2010	$-
Transfers into Level 3	6,988
Principal payments in year	(381)
Accretion (amortization) of premiums or discounts	(21)
Increase (decrease) in unrealized gains or losses included in accumulated other comprehensive income	99
Balance of Level 3 assets measured on a recurring basis at September 30, 2011	$6,685

Level 3 securities measured at fair value on a recurring basis at September 30, 2011 consist of one municipal bond and one corporate debt security for which the Company was not able to obtain dealer quotes due to lack of trading activity.  These two securities are measured at fair value based on the observable market price of similar securities adjusted for certain unobservable inputs necessary to account for aspects specific to the securities owned by the Company.

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a non-recurring basis as of September 30, 2011 are included in the table below:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Non-agency collateralized mortgage obligations	$543	$-	$-	$543
Impaired loans
One-to four-family	4,641	-	4,258	383
Multi-family	1,053	-	-	1,053
Construction	62	-	-	62
Land and land development	6,886	-	-	6,886
Real estate owned	1,844	-	61	1,783
Total assets at fair value	$15,029	$-	$4,319	$10,710

The following methods and assumptions were used to estimate fair value of other classes of financial instruments:

Cash and cash equivalents: The carrying amount is a reasonable estimate of fair value.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Deposits: The carrying values of passbook savings, money market savings, and money market checking accounts are, by definition, equal to the fair value. The fair value of fixed-maturity certificates of deposit is determined by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

The estimated fair values of the Company’s financial instruments at September 30, 2011 and September 30, 2010 are as follows:

	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$115,749	$115,749	$97,909	$97,909
Securities available for sale	396,809	396,809	276,643	276,643
Securities held to maturity	25,517	23,248	35,518	33,497
Net loans	478,423	497,084	477,035	478,892
Loans held for sale	922	922	2,781	2,781
FHLB stock	11,014	11,014	12,542	12,542
Accrued interest receivable	4,901	4,901	4,722	4,722

Financial liabilities:
Deposits	648,754	655,790	647,127	654,695
FHLB borrowings	190,000	223,240	190,000	221,776
Accrued interest payable	904	904	926	926
Advance payments by borrowers for taxes and insurance	2,335	2,335	2,340	2,340

Off-balance-sheet financial instruments:
Commitments to extend credit	55,702	-	130,815	-
Standby letters of credit	1,015	3	1,063	9

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 19.	Parent Company Only Financial Statements

Franklin Financial Corporation and Predecessors
(Parent Company Only)

Statements of Financial Condition
September 30, 2011 and 2010

(Dollars in thousands)	2011	2010
Assets
Cash and cash equivalents:
Interest-bearing deposits in other banks	$1,981	$38
Money market investments	38,170	225
Total cash and cash equivalents	40,151	263
Securities available for sale	21,673	22,813
ESOP loan receivable	11,442	-
Accrued interest receivable on ESOP loan	245	-
Investment in the Bank	168,711	107,305
Cash surrender value of bank-owned life insurance	5,548	5,305
Deferred income taxes	1,320	-
Income taxes currently receivable	436	239
Prepaid expenses and other assets	32	864
Total assets	$249,558	$136,789

Liabilities and Stockholders’ Equity:
Liabilities:
Short-term borrowings from the Bank	$-	$10,000
Deferred income taxes	-	6
Accrued expenses and other liabilities	-	14
Total liabilities	-	10,020
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value: $0.01 par value; 75,000,000 shares authorized; 14,302,838 and 0 shares issued and outstanding, respectively	143	-
Additional paid-in capital	142,882	-
Unearned ESOP shares	(11,082)	-
Stock-based deferral plan	(2,533)	-
Retained earnings	125,770	124,339
Accumulated other comprehensive income (loss)	(5,622)	2,430
Total stockholders’ equity	249,558	126,769
Total liabilities and stockholders’ equity	$249,558	$136,789

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Franklin Financial Corporation and Predecessors
(Parent Company Only)

Statements of Income
Years Ended September 30, 2011, 2010, and 2009

(Dollars in thousands)	2011	2010	2009
Interest and dividend income:
Interest on deposits in other banks	$5	$2	$16
Interest on money market investments	-	-	4
Interest and dividends on securities	303	322	881
Interest on ESOP loan	245	-	-
Total interest and dividend income	553	324	901
Interest expense:
Interest on borrowings	164	210	170
Total interest expense	164	210	170
Net interest income	389	114	731
Noninterest income (expense):
Gains on sales of securities, net	23	729	839
Net impairment of securities reflected in earnings	(1,123)	(3,778)	(10,695)
Increase in cash surrender value of bank-owned life insurance	243	259	342
Other operating income (expense)	28	53	(35)
Total noninterest income (expense)	(829)	(2,737)	(9,549)
Other noninterest expenses:
Charitable contributions to The Franklin Federal Foundation	5,555	-	-
Other operating expenses	652	498	257
Total other noninterest expenses	6,207	498	257
Loss before equity in undistributed net income
of the Bank and provision for income taxes	(6,647)	(3,121)	(9,075)
Equity in undistributed net income of the Bank	6,316	1,810	1,348
Loss before provision for income taxes	(331)	(1,311)	(7,727)
Federal and state income tax benefit	(1,762)	(230)	(412)
Net income (loss)	$1,431	$(1,081)	$(7,315)

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Franklin Financial Corporation and Predecessors
(Parent Company Only)

Statements of Cash Flows
Years Ended September 30, 2011, 2010, and 2009

(Dollars in thousands)	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$1,431	$(1,081)	$(7,315)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
(Gain) loss on sales of securities available for sale, net	(23)	(729)	(839)
Impairment charge on securities	1,123	3,778	10,695
Equity in undistributed income of the Bank	(6,316)	(1,810)	(1,348)
Contribution of stock to The Franklin Federal Foundation	4,166	-	-
Deferred income taxes	(1,326)	9	137
Changes in assets and liabilities:
Accrued interest receivable on ESOP loan	(245)	-	-
Cash surrender value of bank-owned life insurance	(242)	(259)	(342)
Income taxes currently receivable	(197)	310	(329)
Prepaid expenses and other assets	832	(533)	(15)
Accrued expenses and other liabilities	(14)	(588)	163
Net cash and cash equivalents (used) provided by operating activities	(811)	(903)	807
Cash Flows From Investing Activities
Proceeds from sales of securities available for sale	4,211	11,414	15,751
Purchases of securities available for sale	(10,201)	(6,691)	(29,733)
Stock purchased for ESOP	(11,442)	-	-
Capital contribution to the Bank	(68,130)	(5,067)	-
Net cash and cash equivalents used by investing activities	(85,562)	(344)	(13,982)
Cash Flows From Financing Activities
Proceeds from the issuance of common stock, net of issuance costs	136,261	-	-
Net borrowings on loan from the Bank	(10,000)	1,000	9,000
Net cash and cash equivalents provided by financing activities	126,261	1,000	9,000
Net increase (decrease) in cash and cash equivalents	39,888	(247)	(4,175)
Cash and cash equivalents at beginning of year	263	510	4,685
Cash and cash equivalents at end of year	$40,151	$263	$510

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 20.	Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company had no dilutive potential common shares for the year ended September 30, 2011. Because the mutual to stock conversion was not completed until April 27, 2011, per-share earnings data is not presented for the year ended September 30, 2010.

(Amounts in thousands, except per share data)	2011
Numerator:
Net income available to common stockholders	$1,431
Denominator:
Weighted-average common shares outstanding	13,177
Effect of dilutive securities	-
Weighted-average common shares outstanding - assuming dilution	13,177
Basic earnings per common share(1)	$0.11
Diluted earnings per common share(1)	$0.11
_____________
(1)	Weighted-average shares used in the calculation of basic and diluted earnings per share were calculated from April 27, 2011 to September 30, 2011.

Note 21.	Unaudited Interim Financial Information

The unaudited statements of income for each of the quarters during the fiscal years ended September 30, 2011 and 2010 are summarized below:

	Three months ended
(Dollars in thousands, except per share data)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Interest and dividend income	$11,497	$11,746	$11,162	$11,529
Interest expense	4,541	4,838	4,938	5,081
Net interest income	6,956	6,908	6,224	6,448
Provision for loan losses	1,207	1,825	290	422
Net interest income after provision for loan losses	5,749	5,083	5,934	6,026
Noninterest income (expense)	131	(615)	573	366
Noninterest expenses	3,852	9,587	4,175	3,450
Net income (loss) before provision for income taxes	2,028	(5,119)	2,332	2,942
Income tax expense (benefit)	1,092	(1,844)	597	907
Net income (loss)	$936	$(3,275)	$1,735	$2,035

Basic net income (loss) per common share(1)	$0.07	$(0.25)	N/A	N/A
Diluted net income (loss) per common share(1)	$0.07	$(0.25)	N/A	N/A

	Three months ended
(Dollars in thousands)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Interest and dividend income	$11,812	$12,112	$12,576	$12,117
Interest expense	5,346	5,976	6,311	6,702
Net interest income	6,466	6,136	6,265	5,415
Provision for loan losses	5,494	1,661	156	1,945
Net interest income after provision for loan losses	972	4,475	6,109	3,470
Noninterest (expense) income	(3,137)	(273)	(478)	1,453
Noninterest expenses	3,129	3,386	3,474	3,653
Net (loss) income before provision for income taxes	(5,294)	816	2,157	1,270
Income tax (benefit) expense	(995)	185	599	241
Net (loss) income	$(4,299)	$631	$1,558	$1,029

Basic net income (loss) per common share(1)	N/A	N/A	N/A	N/A
Diluted net income (loss) per common share(1)	N/A	N/A	N/A	N/A

(1)	Weighted-average shares used in the calculation of basic and diluted earnings per share were calculated from April 27, 2011 to September 30, 2011.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 22.	Subsequent Events

There are two types of subsequent events as defined by U.S. generally accepted accounting principles.  The first are recognized subsequent events, which include events or transactions that provide additional evidence about conditions that existed as of the balance sheet date, including the estimates inherent in the process of preparing financial statements.  The second are unrecognized subsequent events, which include events or transactions that provide evidence about conditions that did not exist as of the balance sheet date but arose after that date.  The Company is required to disclose material subsequent events that arise after the balance sheet date and before the financial statements are available to be issued to prevent the financial statements from being misleading.

At the time the consolidated financial statements were available to be issued on December 22, 2011, there were no material recognized or unrecognized subsequent events.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to the transition period established by the rules of the Securities and Exchange Commission for newly public companies. Under the applicable rules of the Securities and Exchange Commission for newly formed public companies, we anticipate that a report on management’s assessment regarding internal control over financial reporting and a related attestation report from the Company’s independent registered public accounting firm will be included in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2012.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Company is contained in the Company’s 2012 Proxy Statement under the caption, “Election of Directors”, and is incorporated herein by reference.  The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained in the 2012 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.  Information with respect to the Company’s Audit Committee is contained in the Company’s 2012 Proxy Statement under the caption “Corporate Governance and Board Matters,” and is incorporated herein by reference.

The executive officers of Franklin Financial Corporation and Franklin Federal are:

Name	Position with Franklin Financial Corporation	Position with Franklin Federal
Richard T. Wheeler, Jr.	Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer

Donald F. Marker	Vice President, Chief Financial Officer and Secretary/Treasurer	Executive Vice President, Chief Financial Officer and Secretary/Treasurer

Steven R. Lohr	Vice President	Executive Vice President

Barry R. Shenton	Vice President	Executive Vice President

Richard T. Wheeler, Jr. is Chairman, President and Chief Executive Officer of Franklin Financial Corporation and Franklin Federal. Mr. Wheeler joined Franklin Federal in 1992. Previously, he was a partner in KPMG LLP. Age 64. Director since 1992.

Donald F. Marker is Vice President, Chief Financial Officer and Secretary/Treasurer of Franklin Financial Corporation and Executive Vice President, Chief Financial Officer and Secretary/Treasurer of Franklin Federal. Mr. Marker joined Franklin Federal in 1989. Age 50.

Steven R. Lohr is Vice President of Franklin Financial Corporation and Executive Vice President of Franklin Federal. Mr. Lohr joined Franklin Federal in 1998. Age 62.

Barry R. Shenton is Vice President of Franklin Financial Corporation and Executive Vice President of Franklin Federal. Mr. Shenton joined Franklin Federal in 1999. Age 63.

The Company has adopted a code of ethics for all employees, including officers and directors, which can be found under corporate “Investor Relations -> Corporate Information -> Governance Documents” at http://www.franklinfederal.com.  Stockholders may request a free printed copy from:

Franklin Financial Corporation
Attention: Investor Relations
4501 Cox Road
Glen Allen, VA 23060

Item 11.  EXECUTIVE COMPENSATION

Information regarding executive and director compensation is set forth under the captions “Executive Compensation,” “Directors’ Compensation,” “Compensation Committee Report,” and “Compensation Discussion and Analysis” in the 2012 Proxy Statement, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security interest of certain beneficial owners and management is set forth under the caption “Stock Ownership” in the 2012 Proxy Statement, and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under “Transactions with Related Persons” in the 2012 Proxy Statement, and is incorporated herein by reference.  Information on director independence is set forth under “Director Independence” section in the 2012 Proxy Statement, and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal auditor fees and services is set forth under “Audit-Related Matters” in the 2012 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)(1) Financial Statements

The financial statements are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are either filed as part of this Report or are incorporated herein by reference:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Franklin Financial Corporation (1)
3.2	Bylaws of Franklin Financial Corporation (2)
4.0	Form of Common Stock Certificate of Franklin Financial Corporation (3)
10.1	Employment Agreement, dated June 1, 2011, by and between Franklin Financial Corporation and Richard T. Wheeler, Jr. (4)
10.2	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Financial Corporation and Richard T. Wheeler, Jr.
10.3	Employment Agreement, dated June 1, 2011, by and between Franklin Federal Savings Bank and Richard T. Wheeler, Jr. (4)
10.4	First Amendment, dated December 21, 2011 to the Employment Agreement by and between Franklin Federal Savings Bank and Richard T. Wheeler, Jr.
10.5	Employment Agreement, dated June 1, 2011, by and between Franklin Financial Corporation and Donald F. Marker (4)
10.6	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Financial Corporation and Donald F. Marker
10.7	Employment Agreement, dated June 1, 2011, by and between Franklin Federal Savings Bank and Donald F. Marker (4)
10.8	First Amendment, dated December 21, 2011 to the Employment Agreement by and between Franklin Federal Savings Bank and Donald F. Marker
10.9	Employment Agreement, dated June 1, 2011, by and between Franklin Financial Corporation and Steven R. Lohr (4)
10.10	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Financial Corporation and Steven R. Lohr
10.11	Employment Agreement, dated June 1, 2011, by and between Franklin Federal Savings Bank and Steven R. Lohr (4)
10.12	First Amendment, dated December 21, 2011 to the Employment Agreement by and between Franklin Federal Savings Bank and Steven R. Lohr
10.13	Employment Agreement, dated June 1, 2011, by and between Franklin Financial Corporation and Barry R. Shenton (4)
10.14	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Financial Corporation and Barry R. Shenton
10.15	Employment Agreement, dated June 1, 2011, by and between Franklin Federal Savings Bank and Barry R. Shenton (4)

10.16	First Amendment, dated December 21, 2011 to the Employment Agreement by and between Franklin Federal Savings Bank and Barry R. Shenton
10.17	Supplemental Retirement Plan Agreement between Franklin Federal Savings Bank and Richard T. Wheeler, Jr. (5)
10.18	Form of Franklin Financial Corporation Stock-Based Deferral Plan (6)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

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

(4)	Incorporated herein by reference to Exhibits 10.1 – 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2011.
(5)
Incorporated herein by reference to Exhibit 10.9 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.

(6)
Incorporated herein by reference to Exhibit 10.4 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION
Registrant

December 22, 2011	By:	/s/ Richard T. Wheeler, Jr.
Richard T. Wheeler, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

/s/ Richard T. Wheeler, Jr.	Chairman, President, and Chief Executive Officer	December 22, 2011
Richard T. Wheeler, Jr.	(Principle Executive Officer)

/s/ Donald F. Marker	Vice President, Chief Financial Officer and	December 22, 2011
Donald F. Marker	Secretary/Treasurer
(Principal Financial and Accounting Officer)

/s/ Hugh T. Harrison II	Director	December 22, 2011
Hugh T. Harrison II

/s/ L. Gerald Roach	Director	December 22, 2011
L. Gerald Roach

/s/ Elizabeth W. Robertson	Director	December 22, 2011
Elizabeth W. Robertson

/s/ George L. Scott	Director	December 22, 2011
George L. Scott

/s/ Richard W. Wiltshire, Jr.	Director	December 22, 2011
Richard W. Wiltshire, Jr.

/s/ Percy Wootton	Director	December 22, 2011
Percy Wootton