Form 10-Q
period 2011-12-31
Franklin Financial Corp
filed 2012-02-08
CIK 1505823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer ☐ Accelerated Filer ☒   Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

14,302,838 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at February 1, 2012.

Franklin Financial Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	September 30,
(Dollars in thousands, except per share amounts)	2011	2011
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$9,603	$4,366
Interest-bearing deposits in other banks	60,019	72,955
Money market investments	33,661	38,428
Total cash and cash equivalents	103,283	115,749

Securities available for sale	413,973	396,809
Securities held to maturity	23,970	25,517

Loans, net of deferred loan fees	473,600	493,047
Less allowance for loan losses	11,749	14,624
Net loans	461,851	478,423

Loans held for sale	868	922
Federal Home Loan Bank stock	10,637	11,014
Office properties and equipment, net	6,206	6,287
Real estate owned	8,444	8,627
Accrued interest receivable:
Loans	2,262	2,339
Mortgage-backed securities and collateralized mortgage obligations	760	761
Other investment securities	1,599	1,801
Total accrued interest receivable	4,621	4,901

Cash surrender value of bank-owned life insurance	32,037	31,714
Prepaid expenses and other assets	15,580	17,014
Total assets	$1,081,470	$1,096,977

Liabilities and Stockholders’ Equity
Deposits:
Savings deposits	$265,668	$265,192
Time deposits	362,759	383,562
Total deposits	628,427	648,754

Federal Home Loan Bank borrowings	190,000	190,000
Advance payments by borrowers for property taxes and insurance	1,998	2,335
Accrued expenses and other liabilities	6,406	6,330
Total liabilities	826,831	847,419

Commitments and contingencies (see note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock: $0.01 par value; 75,000,000 shares authorized; 14,302,838 shares issued and outstanding	143	143
Additional paid-in capital	142,908	142,882
Unearned ESOP shares	(10,870)	(11,082)
Undistributed stock-based deferral plan shares: 252,215 shares	(2,533)	(2,533)
Retained earnings	127,546	125,770
Accumulated other comprehensive (loss) income	(2,555)	(5,622)
Total stockholders’ equity	254,639	249,558
Total liabilities and stockholders’ equity	$1,081,470	$1,096,977

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

Three Months Ended December 31, 2011 and 2010 (Unaudited)

(Dollars in thousands, except per share amounts)	2011	2010
Interest and dividend income:
Interest and fees on loans	$7,886	$8,183
Interest on deposits in other banks	23	44
Interest and dividends on securities:
Taxable	3,456	3,222
Nontaxable	72	80
Total interest and dividend income	11,437	11,529
Interest expense:
Interest on deposits	2,065	2,765
Interest on borrowings	2,316	2,316
Total interest expense	4,381	5,081
Net interest income	7,056	6,448
Provision for loan losses	146	422
Net interest income after provision for loan losses	6,910	6,026
Noninterest income (expense):
Service charges on deposit accounts	7	8
Other service charges and fees	506	62
Gains on sales of loans held for sale	78	150
Losses on sales of securities, net	-	(100)
Impairment of securities, net:
Impairment of securities	(1,945)	(297)
Less: Impairment recognized in other comprehensive income	(489)	2
Net impairment reflected in earnings	(1,456)	(299)
Increase in cash surrender value of bank-owned life insurance	323	320
Other operating income	299	225
Total noninterest (expense) income	(243)	366
Other noninterest expenses:
Personnel expense	2,082	1,953
Occupancy expense	212	201
Equipment expense	226	225
Advertising expense	59	40
Federal deposit insurance premiums	207	246
Other operating expenses	768	785
Total other noninterest expenses	3,554	3,450
Income before provision for income taxes	3,113	2,942
Federal and state income tax expense	1,337	907
Net income	$1,776	$2,035

Basic net income per common share	$0.13	N/A

Diluted net income per common share	$0.13	N/A

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income and Changes in Stockholders’ Equity

Three Months Ended December 31, 2011 and 2010 (Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Undistributed Stock-Based Deferral Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2010	$-	$-	$-	$-	$124,339	$2,430	$126,769
Net income	-	-	-	-	2,035	-	2,035
Other comprehensive income:
Net unrealized holding losses arising during the period, net of income tax benefit of $1,033	-	-	-	-	-	351	351

Reclassification adjustment for losses included in net earnings, net of income tax benefit of $38	-	-	-	-	-	62	62

Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization, net of income tax expense of $32	-	-	-	-	-	52	52

Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit, net of income tax expense of $131	-	-	-	-	-	214	214

Comprehensive income							2,714
Balance at December 31, 2010	$-	$-	$-	$-	$126,374	$3,109	$129,483

Balance at September 30, 2011	$143	$142,882	$(11,082)	$(2,533)	$125,770	$(5,622)	$249,558
ESOP shares allocated	-	26	212	-	-	-	238

Net income	-	-	-	-	1,776	-	1,776
Other comprehensive income (loss):
Net unrealized holding gains arising during the period, net of income tax benefit of $63	-	-	-	-	-	1,882	1,882

Reclassification adjustment for losses included in net earnings, net of income tax benefit of $0	-	-	-	-	-	1,360	1,360

Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization, net of income tax benefit of $162	-	-	-	-	-	(265)	(265)

Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit, net of income tax expense of $55	-	-	-	-	-	90	90

Comprehensive income							4,843
Balance at December 31, 2011	$143	$142,908	$(10,870)	$(2,533)	$127,546	$(2,555)	$254,639

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended December 31, 2011 and 2010 (Unaudited)

	2011	2010
(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$1,776	$2,035
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	205	176
Provision for loan losses	146	422
Loss on sales of securities available for sale, net	-	100
Impairment charge on securities	1,456	299
Gains on sales of other real estate owned, net	(198)	(100)
Net amortization (accretion) on securities	568	331
Originations of loans held for sale	(4,338)	(6,638)
Sales and principal payments on loans held for sale	4,392	7,411
ESOP compensation expense	238	-
Changes in assets and liabilities:
Accrued interest receivable	280	(203)
Cash surrender value of bank-owned life insurance	(323)	(320)
Income taxes currently receivable	-	907
Prepaid expenses and other assets	1,605	(269)
Advance payments by borrowers for property taxes and insurance	(337)	(301)
Accrued expenses and other liabilities	163	317
Net cash and cash equivalents provided by operating activities	5,633	4,167
Cash Flows From Investing Activities
Net redemptions of Federal Home Loan Bank stock	377	471
Proceeds from maturities, calls and paydowns of securities available for sale	34,439	24,039
Proceeds from sales of securities available for sale	9,075	2,936
Purchases of securities available for sale	(59,420)	(53,249)
Proceeds from maturities and paydowns of securities held to maturity	1,160	2,285
Net decrease (increase) in loans	16,698	(1,589)
Purchases of office properties and equipment	(113)	(133)
Proceeds from sales of real estate owned	12	-
Net cash and cash equivalents provided (used) by investing activities	2,228	(25,240)
Cash Flows From Financing Activities
Net increase in savings deposits	476	14,088
Net decrease in time deposits	(20,803)	(8,087)
Net cash and cash equivalents (used) provided by financing activities	(20,327)	6,001
Net decrease in cash and cash equivalents	(12,466)	(15,072)
Cash and cash equivalents at beginning of period	115,749	97,909
Cash and cash equivalents at end of period	$103,283	$82,837

Supplemental disclosures of cash flow information
Cash payments for interest	$4,353	$5,063
Supplemental schedule of noncash investing and financing activities
Unrealized gains (losses) on securities available for sale	$3,323	$(237)
Transfer of loans to other real estate owned, net	$-	$2,032
Sales of other real estate owned financed by the Bank	$286	$-

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

December 31, 2011

Note 1.  Nature of Business and Summary of Significant Accounting Policies

Organization and Description of Business — Franklin Financial Corporation (“Franklin Financial”), a Virginia corporation, is the holding company for Franklin Federal Savings Bank (the “Bank”), a federally chartered capital stock savings bank engaged in the business of attracting retail deposits from the general public and originating both owner and non-owner-occupied one-to four-family loans as well as multi-family loans, nonresidential real estate loans, construction loans, land and land development loans, and non-mortgage commercial loans. The Bank has two wholly owned subsidiaries, Franklin Service Corporation, which provides trustee services on loans originated by the Bank, and Reality Holdings LLC, which, through its subsidiaries, holds and manages foreclosed properties purchased from the Bank. The interim consolidated financial statements presented in this report include the unaudited financial information of Franklin Financial and subsidiaries on a consolidated basis. The Company (as defined below) operates as one segment.

These interim consolidated financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 (“2011 Form 10-K”).  These interim consolidated financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012 or any other future period. The consolidated balance sheet as of September 30, 2011 was derived from the Company’s audited annual consolidated financial statements in the 2011 Form 10-K.

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

Concentrations of Credit Risk — Most of the Company’s activities are with customers in Virginia with primary geographic focus in the Richmond metropolitan area, which includes the city of Richmond and surrounding counties. Securities and loans also represent concentrations of credit risk and are discussed in note 2 “Securities” and note 3 “Loans” in the notes to the unaudited consolidated financial statements. Although the Company believes its underwriting standards are conservative, the nature of the Company’s portfolio of construction loans, land and land development loans, and income-producing nonresidential real estate loans and multi-family loans results in a smaller number of higher-balance loans. As a result, the default of loans in these portfolio segments may result in more significant losses to the Company.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of ASU 2011-04 on its consolidated financial statements.

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

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-11: Disclosures about Offsetting Assets and Liabilities. The eligibility criteria for offsetting are different in International Financial Reporting Standards (“IFRS”) and GAAP. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). Unlike IFRS, GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy. To better allow investors to better compare financial statements prepared in accordance with IFRS or GAAP, the Boards have issued common disclosure requirements related to offsetting arrangements in ASU No. 2011-11. The amendments to the Codification in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is evaluating the impact of ASU No. 2011-11 on its consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments to the Codification in ASU No. 2011-12 are effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (discussed above), so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. In order to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in ASU No. 2011-12 supersede certain pending paragraphs in ASU No. 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the impact of ASU No. 2011-12 on its consolidated financial statements.

Note 2.  Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at December 31, 2011 and September 30, 2011 are summarized as follows:

	December 31, 2011
	Adjusted	OTTI		Gross	Gross
	amortized	recognized	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	in AOCI	cost	gains	losses	fair value
Available for sale:
U.S. government and federal agencies	$2,500	$-	$2,500	$2	$-	$2,502
States and political subdivisions	13,636	-	13,636	768	686	13,718
Agency mortgage-backed securities	21,692	-	21,692	1,025	16	22,701
Agency collateralized mortgage obligations	231,624	-	231,624	2,495	643	233,476
Corporate equity securities	27,376	-	27,376	1,148	4,874	23,650
Corporate debt securities	112,509	1,085	113,594	5,928	1,596	117,926
Total	$409,337	$1,085	$410,422	$11,366	$7,815	$413,973

	September 30, 2011
	Adjusted	OTTI		Gross	Gross
	amortized	recognized	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	in AOCI	cost	gains	losses	fair value
Available for sale:
U.S. government and agency securities	$7,500	$-	$7,500	$1	$-	$7,501
States and political subdivisions	18,143	-	18,143	765	735	18,173
Agency mortgage-backed securities	23,561	-	23,561	1,259	25	24,795
Agency collateralized mortgage obligations	207,123	-	207,123	2,497	917	208,703
Corporate equity securities	28,735	-	28,735	442	7,504	21,673
Corporate debt securities	110,289	1,230	111,519	5,854	1,409	115,964
Total	$395,351	$1,230	$396,581	$10,818	$10,590	$396,809

	December 31, 2011
	Adjusted	OTTI		Gross	Gross
	amortized	recognized	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	in AOCI	cost	gains	losses	fair value
Held to maturity:
Agency mortgage-backed securities	$5,310	$-	$5,310	$169	$-	$5,479
Agency collateralized mortgage obligations	6,247	-	6,247	681	1	6,927
Non-agency collateralized mortgage obligations	12,413	1,263	13,676	765	4,939	9,502
Total	$23,970	$1,263	$25,233	$1,615	$4,940	$21,908

	September 30, 2011
	Adjusted	OTTI		Gross	Gross
	amortized	recognized	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	in AOCI	cost	gains	losses	fair value
Held to maturity:
Agency mortgage-backed securities	$5,512	$-	$5,512	$187	$-	$5,699
Agency collateralized mortgage obligations	6,552	-	6,552	835	1	7,386
Non-agency collateralized mortgage obligations	13,453	835	14,288	908	5,033	10,163
Total	$25,517	$835	$26,352	$1,930	$5,034	$23,248

The amortized cost and estimated fair value of securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale		Held to maturity
	Amortized	Estimated fair	Amortized	Estimated fair
(Dollars in thousands)	cost	value	cost	value
Non-mortgage debt securities:
Due in one year or less	$10,504	$10,640	$-	$-
Due after one year through five years	56,006	58,473	-	-
Due after five years through ten years	25,641	26,456	-	-
Due after ten years	37,579	38,577	-	-
Total non-mortgage debt securities	129,730	134,146	-	-

Mortgage-backed securities	21,692	22,701	5,310	5,479
Collateralized mortgage obligations	231,624	233,476	19,923	16,429
Corporate equity securities	27,376	23,650	-	-
Total securities	$410,422	$413,973	$25,233	$21,908

The following tables present information regarding temporarily impaired securities as of December 31, 2011 and September 30, 2011:

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses
Available for sale:
States and political subdivisions	$-	$-	$1,764	$686	$1,764	$686
Agency mortgage-backed securities	4,023	16	-	-	4,023	16
Agency collateralized mortgage obligations	46,155	641	1,535	2	47,690	643
Corporate equity securities	10,567	4,874	-	-	10,567	4,874
Corporate debt securities	21,696	1,323	11,727	273	33,423	1,596
Total available for sale	82,441	6,854	15,026	961	97,467	7,815

Held to maturity:
Agency collateralized mortgage obligations	-	-	113	1	113	1
Non-agency collateralized mortgage obligations	659	64	6,982	4,875	7,641	4,939
Total held to maturity	659	64	7,095	4,876	7,754	4,940

Total temporarily impaired securities	$83,100	$6,918	$22,121	$5,837	$105,221	$12,755

	September 30, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses
Available for sale:
States and political subdivisions	$1,715	$735	$-	$-	$1,715	$735
Agency mortgage-backed securities	4,592	25	-	-	4,592	25
Agency collateralized mortgage obligations	50,933	901	3,097	16	54,030	917
Corporate equity securities	17,982	7,504	-	-	17,982	7,504
Corporate debt securities	17,816	1,191	11,783	218	29,599	1,409
Total available for sale	93,038	10,356	14,880	234	107,918	10,590

Held to maturity:
Agency collateralized mortgage obligations	-	-	116	1	116	1
Non-agency collateralized mortgage obligations	845	259	7,530	4,774	8,375	5,033
Total held to maturity	845	259	7,646	4,775	8,491	5,034

Total temporarily impaired securities	$93,883	$10,615	$22,526	$5,009	$116,409	$15,624

The Company’s securities portfolio consists of investments in various debt and equity securities as permitted by regulations of the Office of the Comptroller of the Currency (“OCC”), including mortgage-backed securities, collateralized mortgage obligations, government agency bonds, state and local government obligations, corporate debt obligations, and common stock of various companies.

During the three months ended December 31, 2011, the Company had no gains or losses on sales of securities available for sale compared to gross gains of $100,000 and gross losses of $200,000 for the three months ended December 31, 2010.

The Company performs an other-than-temporary impairment analysis of the securities portfolio on a quarterly basis. The determination of whether a security is other-than-temporarily impaired is highly subjective and requires a significant amount of judgment. In evaluating for other-than-temporary impairment, management considers the duration and severity of declines in fair value, the financial condition of the issuers of each security, as well as whether it is more likely than not that the Company will be required to sell these securities prior to recovery, which may be maturity, based on market conditions and cash flow requirements. In performing its analysis for debt securities, the Company’s consideration of the financial condition of the issuer of each security was focused on the issuer’s ability to continue to perform on its debt obligations, including any concerns about the issuer’s ability to continue as a going concern. In performing its analysis for equity securities, the Company’s analysis of the financial condition of the issuer of each security included the issuer’s economic outlook, distressed capital raises, large write-downs causing dilution of capital, distressed dividend cuts, discontinuation of significant segments, replacement of key executives, and the existence of a pattern of significant operating losses. In addition to the financial condition of each issuer, the Company considered the severity and duration of impairments and the likelihood that the fair value of securities would recover over a reasonable time horizon.

The Company recognized total impairment charges on debt and equity securities in earnings of $1.5 million and $299,000 during the three months ended December 31, 2011 and 2010, respectively.

The table below provides a cumulative rollforward of credit losses recognized in earnings for debt securities for which a portion of OTTI is recognized in AOCI:

(Dollars in thousands)
Balance of credit losses at September 30, 2011	$79
Additions for credit losses on securities not previously recognized	16
Additional credit losses on securities previously recognized as impaired	47
Reductions for increases in expected cash flows	-
Balance of credit losses at December 31, 2011	$142

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

Unrealized losses in the remainder of the Company’s portfolio of collateralized mortgage obligations, mortgage-backed securities, securities of states and political subdivisions, and corporate debt securities were related to seventy-four securities and were caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary; and because management believes that it is not more likely than not that the Company will be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

Unrealized losses in the remainder of the Company’s portfolio of equity securities were related to eighteen securities and were considered temporary. Each of these securities has been in an unrealized loss position for fewer than twelve months, and because management believes that it is not more likely than not that the Company will be required to sell these equity positions for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

The Company pledges certain securities as collateral for its FHLB borrowings. Securities collateralizing FHLB borrowings had a carrying value of $270.7 million at December 31, 2011 compared to $262.1 million at September 30, 2011.

Note 3.  Loans

Loans held for investment at December 31, 2011 and September 30, 2011 are summarized as follows:

	December 31,	September 30,
(Dollars in thousands)	2011	2011
Loans
One-to four-family	$112,946	$114,947
Multi-family	74,590	79,106
Nonresidential	186,789	190,747
Construction	38,427	43,992
Land and land development	63,556	67,049
Other	585	650
Total loans	476,893	496,491

Deferred loan fees	3,293	3,444
Loans, net of deferred loan fees	473,600	493,047

Allowance for loan losses	11,749	14,624
Net loans	$461,851	$478,423

The Company pledges certain loans as collateral for its FHLB borrowings. Loans collateralizing FHLB borrowings had a carrying value of $252.2 million at December 31, 2011 compared to $252.9 million at September 30, 2011.

Note 4.  Allowance for Loan Losses

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

General Allowance

To determine the general allowance, the Company segregates loans by portfolio segment as defined by loan type. Loans within each segment are then further segregated by credit rating. The Company determines a base reserve rate for each portfolio segment by calculating the average charge-off rate for each segment over a historical time period determined by management, typically one to three years. The base reserve rate is then adjusted based on qualitative factors that management believes could result in future loan losses differing from historical experience. Such qualitative factors can include delinquency rates, loan-to-value ratios, and local economic and real estate conditions. The base reserve rate plus these qualitative adjustments results in a total reserve rate for each portfolio segment. A multiple of the total reserve rate for each segment is then applied to the balance of loans in each segment based on credit rating. Loans rated Excellent have no associated allowance. No loans were rated Excellent at December 31, 2011 or September 30, 2011. Loans rated Good are multiplied by 10% of the total reserve rate, Satisfactory loans are multiplied by 100% of the total reserve rate, and loans rated Watch List, Special Mention, and Substandard are multiplied by 150%, 200%, and 300% of the total reserve rate, respectively. This tiered structure is used by the Company to account for a higher probability of loss for loans with increasingly adverse credit ratings.

Specific Allowance for Impaired Loans

Impaired loans include loans identified as impaired through our credit rating system as well as loans modified in a troubled debt restructuring. Loans are identified as impaired when management believes, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement. Once a loan is identified as impaired, management determines a specific allowance by comparing the outstanding loan balance to net realizable value, which is equal to fair value less estimated costs to sell. The amount of any allowance recognized is the amount by which the loan balance exceeds the net realizable value. If the net realizable value exceeds the loan balance, no allowance is recorded. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Of the $41.5 million of loans classified as impaired at December 31, 2011, $41.4 million were considered “collateral dependent” and evaluated using the fair value of collateral method and $44,000 were evaluated using discounted estimated cash flows. See note 10 for further discussion of the Company's method for estimating fair value on impaired loans.

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

	One-to	Multi-	Non-		Land and land
(Dollars in thousands)	four-family	family	residential	Construction	development	Other	Total
Balance, September 30, 2011	$1,324	$1,357	$3,146	$1,724	$7,064	$9	$14,624
Provision	591	(51)	(570)	(351)	529	(2)	146
Recoveries	1	-	-	2	-	-	3
Charge-offs	(67)	-	-	(9)	(2,948)	-	(3,024)
Balance, December 31, 2011	$1,849	$1,306	$2,576	$1,366	$4,645	$7	$11,749

	One-to	Multi-	Non-		Land and land
(Dollars in thousands)	four-family	family	residential	Construction	development	Other	Total

Balance, September 30, 2010	$1,260	$1,177	$2,888	$2,700	$5,372	$22	$13,419
Provision	516	(30)	314	922	(1,290)	(10)	422
Recoveries	1	-	-	2	-	-	3
Charge-offs	(464)	-	-	(897)	(836)	-	(2,197)
Balance, December 31, 2010	$1,313	$1,147	$3,202	$2,727	$3,246	$12	$11,647

During the three months ended December 31, 2011, the Company recorded net charge-offs of $3.0 million compared to net charge-offs of $2.2 million in the three months ended December 31, 2010. Charge-offs in the three months ended December 31, 2011 related primarily to land and land development loans that were classified as impaired at September 30, 2011 for which management believed that losses were confirmed in the three months ended December 31, 2011. As a result of continued concerns regarding the valuations of collateral for land and land development loans, the Company recorded a provision for loan losses of $529,000 in the three months ended December 31, 2011 for the portfolio of land and land development loans. The Company also recorded a provision for loan losses of $591,000 for its portfolio of one-to four-family loans due to an increase in historical charge-offs and nonaccrual loans in the Company’s portfolio of non-owner-occupied one-to four-family loans. These provisions were partially offset by decreases in the allowances for the Company’s multi-family, nonresidential, and construction loan portfolios. These decreases were partially the result of decreased loan volume in these portfolios and partially the result of improving credit quality in the construction and nonresidential loan portfolios.

Details of the allowance for loan losses by portfolio segment and impairment methodology at December 31, 2011 and September 30, 2011 are as follows:

	December 31, 2011
	General Allowance		Specific Allowance		Total	Total		Allowance as % of total
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Balance	Allowance	Coverage	allowance
One-to four-family	$107,664	$1,502	$5,282	$347	$112,946	$1,849	1.64%	15.7%
Multi-family	61,863	1,103	12,727	203	74,590	1,306	1.75	11.1
Nonresidential	176,945	2,576	9,844	-	186,789	2,576	1.38	21.9
Construction	38,302	1,365	125	1	38,427	1,366	3.56	11.6
Land and land development	49,994	4,645	13,562	-	63,556	4,645	7.31	39.6
Other	585	7	-	-	585	7	1.20	0.1
Total allowance	$435,353	$11,198	$41,540	$551	$476,893	$11,749	2.46	100.0%

	September 30, 2011
	General Allowance		Specific Allowance		Total	Total		Allowance as % of total
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Balance	Allowance	Coverage	allowance
One-to four-family	$110,047	$1,192	$4,900	$132	$114,947	$1,324	1.15%	9.1%
Multi-family	66,347	1,145	12,759	212	79,106	1,357	1.71	9.2
Nonresidential	180,895	3,146	9,852	-	190,747	3,146	1.65	21.5
Construction	43,903	1,697	89	27	43,992	1,724	3.92	11.8
Land and land development	40,500	4,070	26,549	2,994	67,049	7,064	10.54	48.3
Other	650	9	-	-	650	9	1.40	0.1
Total allowance	$442,342	$11,259	$54,149	$3,365	$496,491	$14,624	2.95	100.0%

Details regarding classified loans and impaired loans at December 31, 2011 and September 30, 2011 are as follows:

	December 31,	September 30,
(Dollars in thousands)	2011	2011
Special mention
One-to four-family	$4,823	$5,372
Construction	3,166	3,142
Land and land development	7,914	7,944
Total special mention loans	15,903	16,458

Substandard
One-to four-family	5,081	4,347
Multi-family	252	253
Nonresidential	3,153	3,156
Construction	166	166
Land and land development	9,562	623
Total substandard loans	18,214	8,545

Impaired
One-to four-family	5,282	4,900
Multi-family	12,727	12,759
Nonresidential	9,844	9,852
Construction	125	89
Land and land development	13,562	26,549
Total impaired loans	41,540	54,149

Total rated loans	$75,657	$79,152

Included in impaired loans are troubled debt restructurings of $10.3 million and $10.6 million at December 31, 2011 and September 30, 2011, respectively, that had related allowance balances of $2,000 and $239,000, respectively.

Troubled Debt Restructurings

During the three months ended December 31, 2011, the Company modified one construction loan with a balance of $44,000 in a troubled debt restructuring as well as further modifying a nonresidential loan with a balance of $5.5 million that was previously recognized as a troubled debt restructuring. The restructuring of the construction loan involved the reduction in the loan’s interest rate floor and monthly principal payment requirement to accommodate cash flow difficulties being experienced by the borrower. The specific allowance determined for this loan through a discounted cash flows analysis was not material. This loan remained on accrual status as the borrower was current at December 31, 2011. The nonresidential loan modification consisted of further principal payment reductions and an extension of the loan’s call date. This loan was returned to accrual status at December 31, 2011 as it had remained current on restructured payment requirements for over six months, and the Company believes that the borrower has the intent and ability to keep the loan current. Interest recognized on a cash basis on restructured loans was not material for the three months ended December 31, 2011.

During the three months ended December 31, 2010, the Company modified one land and land development loan with an outstanding balance of $765,000 in a troubled debt restructuring. The restructuring consisted of a reduction in the monthly principal payment requirement to accommodate cash flow difficulties being experienced by the borrower. This loan had previously been identified as impaired and is considered collateral dependent; therefore, there was no impact on the consolidated financial statements as a result of this modification. This loan remained on accrual status as the borrower was current at December 31, 2010. Interest recognized on a cash basis was not material for the three months ended December 31, 2010.

Loans and the related allowance for loan losses summarized by loan type and credit rating at December 31, 2011 are as follows:

				Watch	Special
(Dollars in thousands)	Total	Good	Satisfactory	List	Mention	Substandard	Impaired	Not Rated
Loans
One-to four-family(1)	$112,946	$-	$24,225	$1,455	$3,876	$2,581	$5,282	$75,527
Multi-family	74,590	12,653	41,423	2,049	-	252	12,727	5,486
Nonresidential	186,789	73,522	92,970	-	-	3,153	9,844	7,300
Construction	38,427	15,534	12,144	521	3,166	166	125	6,771
Land and land development	63,556	621	29,282	869	7,914	9,562	13,562	1,746
Other	585	-	-	-	-	-	-	585
Total loans	$476,893	$102,330	$200,044	$4,894	$14,956	$15,714	$41,540	$97,415

				Watch	Special
(Dollars in thousands)	Total	Good	Satisfactory	List	Mention	Substandard	Impaired	Not Rated
Allowance for loan losses
One-to four-family(1)	$1,849	$-	$472	$43	$151	$151	$347	$685
Multi-family	1,306	27	878	65	-	16	203	117
Nonresidential	2,576	162	2,045	-	-	208	-	161
Construction	1,366	76	590	38	308	24	1	329
Land and land development	4,645	4	1,769	79	956	1,733	-	104
Other	7	-	-	-	-	-	-	7
Total allowance for loans losses	$11,749	$269	$5,754	$225	$1,415	$2,132	$551	$1,403

(1)	Owner-occupied one-to four-family loans are considered “Not Rated” in the calculation of the allowance for loan losses.

Details regarding the delinquency status of the Company’s loan portfolio at December 31, 2011 are as follows:

			31-60	61-90	91-120	121-150	151-180	180+
(Dollars in thousands)	Total	Current	Days	Days	Days	Days	Days	Days
One-to four-family	$112,946	$102,471	$2,262	$867	$1,048	$424	$164	$5,710
Multi-family	74,590	68,242	-	252	-	-	-	6,096
Nonresidential	186,789	179,833	2,154	2,542	-	-	-	2,260
Construction	38,427	38,180	-	-	81	-	-	166
Land and land development	63,556	51,113	107	-	-	-	1,322	11,014
Other	585	585	-	-	-	-	-	-
Total	$476,893	$440,424	$4,523	$3,661	$1,129	$424	$1,486	$25,246

The following is a summary of information pertaining to impaired and non-accrual loans at December 31, 2011 and September 30, 2011:

	December 31, 2011		September 30, 2011
(Dollars in thousands)	Amount	Allowance	Amount	Allowance
Impaired loans with a specific allowance
One-to four-family	$2,715	$347	$2,328	$132
Multi-family	1,257	203	1,265	212
Construction	44	1	90	28
Land and land development	-	-	9,879	2,993
Total impaired loans with a specific allowance	$4,016	$551	$13,562	$3,365

Impaired loans for which no specific allowance is necessary
One-to four-family	$2,567	$-	$2,572	$-
Multi-family	11,470	-	11,494	-
Nonresidential	9,844	-	9,852	-
Construction	81	-	-	-
Land and land development	13,562	-	16,669	-
Total impaired loans for which no specific allowance is necessary	$37,524	$-	$40,587	$-

	December 31,	September 30,
(Dollars in thousands)	2011	2011
Nonaccrual loans
One-to four-family	$10,479	$9,879
Multi-family	6,095	6,103
Nonresidential	7,051	12,572
Construction	247	255
Land and land development	13,827	13,396
Total non-accrual loans	$37,699	$42,205

There were no loans past due ninety days or more and accruing at December 31, 2011 or September 30, 2011.  The weighted average balance of impaired loans was $53.5 million and $22.3 million for the three months ended December 31, 2011 and 2010, respectively.  Accrued interest on impaired loans was not material at December 31, 2011 or September 30, 2011.  Interest recognized on a cash basis on impaired loans was $146,000 and $169,000 for the three months ended December 31, 2011 and 2010, respectively.   Interest recognized on a cash basis on nonaccrual loans, including loans classified as impaired, was $339,000 and $365,000 for the three months ended December 31, 2011 and 2010, respectively.

Note 5.  Real Estate Owned

Real estate owned at December 31, 2011 and September 30, 2011 is summarized as follows:

	December 31,	September 30,
(Dollars in thousands)	2011	2011
Real estate owned
Real estate held for sale	$1,359	$1,545
Real estate held for development and sale	7,085	7,082
Total real estate owned	$8,444	$8,627

During the three months ended December 31, 2011, the Company sold real estate owned totaling $186,000 and deferred gains of $112,000 in connection these sales. The Company recognized net gains on sales of real estate owned of $198,000 for the three months ended December 31, 2011 compared with net gains of $100,000 for the three months ended December 31, 2010. The gains on sales for the three months ended December 31, 2011 were the recognition of gains on properties sold in previous periods that had been deferred in accordance with GAAP because financing was provided by the Company and the sales did not meet either initial or continuing investment criteria to qualify for gain recognition. At December 31, 2011, the Company had deferred gains on sales of real estate owned of $685,000 compared to $771,000 at September 30, 2011. No impairment charges were recognized in the three months ended December 31, 2011 or 2010.

Note 6.  Earnings per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company had no dilutive potential common shares for the three months ended December 31, 2011. Because the mutual to stock conversion was not completed until April 27, 2011, earnings per share data is not presented for the three months ended December 31, 2010.

Three months
ended
December 31,
(Amounts in thousands, except per share data)	2011
Numerator:
Net income available to common stockholders	$1,776
Denominator:
Weighted-average common shares outstanding	13,205
Effect of dilutive securities	-
Weighted-average common shares outstanding - assuming dilution	13,205
Earnings per common share	$0.13
Earnings per common share - assuming dilution	$0.13

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

At December 31, 2011, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OCC. There are no conditions or events that management believes have changed the Bank’s classification. As a savings and loan holding company regulated by the Federal Reserve Board (the “Federal Reserve”), Franklin Financial is not currently subject to any separate regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to financial institutions themselves. There is a five-year transition period before the capital requirements will apply to savings and loan holding companies. The following table reflects the level of required capital and actual capital of the Bank at December 31, 2011 and September 30, 2011:

			Amount required to be		Amount required to be
	Actual		"adequately capitalized"		"well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2011
Tier 1 capital	$167,457	16.66%	$40,217	4.00%	$50,609	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	167,457	25.18	26,607	4.00	39,910	6.00
(to risk weighted assets)

Tangible capital	167,457	16.66	15,081	1.50	15,081	1.50
(to adjusted tangible assets)

Risk-based capital	175,807	26.43	53,213	8.00	66,517	10.00
(to risk weighted assets)

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2011
Tier 1 capital	$164,347	16.07%	$40,915	4.00%	$51,490	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	164, 347	23.81	27,605	4.00	41,408	6.00
(to risk weighted assets)

Tangible capital	164, 347	16.07	15,343	1.50	15,343	1.50
(to adjusted tangible assets)

Risk-based capital	173,006	25.07	55,211	8.00	69,013	10.00
(to risk weighted assets)

There were no dividends declared by the Bank to Franklin Financial in the three months ended December 31, 2011.

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at December 31, 2011 and September 30, 2011 (dollars in thousands):

	December 31, 2011
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Tangible capital	Risk-based capital
GAAP capital	$171,641	$171,641	$171,641	$171,641
Accumulated gains on certain available-for-sale securities	(3,816)	(3,816)	(3,816)	(3,816)
Disallowed deferred tax assets	(2,928)	(2,928)	(2,928)	(2,928)
Pension plan	2,560	2,560	2,560	2,560
General allowance for loan losses	-	-	-	8,350
Regulatory capital – computed	$167,457	$167,457	$167,457	$175,807

	September 30, 2011
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Tangible capital	Risk-based capital
GAAP capital	$168,711	$168,711	$168,711	$168,711
Accumulated gains on certain available-for-sale securities	(4,002)	(4,002)	(4,002)	(4,002)
Disallowed deferred tax assets	(2,922)	(2,922)	(2,922)	(2,922)
Pension plan	2,560	2,560	2,560	2,560
General allowance for loan losses	-	-	-	8,659
Regulatory capital – computed	$164,347	$164,347	$164,347	$173,006

Note 8.  Employee Benefit Plans

Pension Plan

The Bank has a noncontributory defined benefit pension plan (the “Pension Plan”) for substantially all of the Bank’s employees who were employed on or before July 31, 2011. The Bank froze the Pension Plan to new participants effective August 1, 2011, and, therefore, employees hired after July 31, 2011 are not eligible to participate in the Pension Plan. Retirement benefits under this plan are generally based on the employee’s years of service and compensation during the five years of highest compensation in the ten years immediately preceding retirement.

The Pension Plan assets are held in a trust fund by the plan trustee. The trust agreement under which assets of the Pension Plan are held is a part of the Virginia Bankers Association Master Defined Benefit Pension Plan (the
“Plan”). The Plan’s administrative trustee is appointed by the board of directors of the Virginia Bankers Association Benefits Corporation. At December 31, 2011, Reliance Trust Company was investment manager for the Plan. Contributions are made to the Pension Plan, at management’s discretion, subject to meeting minimum funding requirements, up to the maximum amount allowed under the Employee Retirement Income Security Act of 1974 (ERISA), based upon the actuarially determined amount necessary for meeting plan obligations. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned by employees in the future.

The Company uses a September 30 measurement date for the Pension Plan.

Components of net periodic benefit cost for the three months ended December 31, 2011 and 2010 are as follows:

	Three months ended December 31,
(Dollars in thousands)	2011	2010
Service cost	$150	$143
Interest cost	166	162
Expected return on plan assets	(203)	(217)
Recognized net actuarial loss	58	16
Net periodic benefit cost	$171	$104

The net periodic benefit cost is included in personnel expense in the consolidated income statements.

Employee Stock Ownership Plan

In connection with the Company’s stock conversion completed in April 2011, the Bank established an employee stock ownership plan (“ESOP”) for the benefit of all of its eligible employees. Employees at the date of conversion and employees of the Bank hired after the conversion who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the ESOP. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to Franklin Financial over a period of 20 years.

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

Compensation cost related to the ESOP for the three months ended December 31, 2011 was $238,000. The fair value of the unearned ESOP shares, using the closing quoted market price per share of the Company’s stock, was $12.9 million at December 31, 2011. A summary of the ESOP share allocation as of December 31, 2011 is as follows:

Shares allocated at September 30, 2011	35,987
Shares allocated during the current fiscal year	21,224
Shares distributed during the current fiscal year	-
Allocated shares held by the ESOP trust at period end	57,211
Unallocated shares	1,087,016
Total ESOP shares	1,144,227

Stock-Based Deferral Plan

In connection with the Company’s stock conversion completed in April 2011, the Company adopted a stock-based deferral plan whereby certain officers and directors could use funds from previously existing nonqualified deferred compensation plans to invest in stock of the Company. The Company established a trust to hold shares purchased through the stock-based deferral plan, and the trust purchased 252,215 shares in the conversion. The trust qualifies as a rabbi trust that will be settled upon the retirement of participating officers and directors through the distribution of shares held by the trust. As a result, shares held by the trust are accounted for in a manner similar to treasury stock, and the deferred compensation balance is recorded as a component of additional paid-in capital on the Company’s consolidated balance sheet in accordance with GAAP.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since some commitments may expire without being funded, the commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $48.0 million and $55.7 million at December 31, 2011 and September 30, 2011, respectively.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk and recourse provisions involved in issuing letters of credit are essentially the same as those involved in extending loans to customers, and the estimated fair value of these letters of credit, which is included in accrued expenses and other liabilities, was not material at December 31, 2011 and September 30, 2011, respectively. The amount of standby letters of credit was $1.0 million at both December 31, 2011 and September 30, 2011. The Company believes that the likelihood of having to perform on standby letters of credit is remote based on the financial condition of the guarantors and the Company’s historical experience.

At December 31, 2011, the Company had rate lock commitments to originate mortgage loans amounting to $533,000 and mortgage loans held for sale of $868,000 compared to $3.8 million and $922,000 million at September 30, 2011, respectively. At December 31, 2011, the Company had corresponding commitments outstanding of $1.4 million to sell loans on a best-efforts basis compared to $4.7 million at September 30, 2011. These commitments to sell loans are designed to eliminate the Company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

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

Securities held to maturity: Securities held-to-maturity are recorded at fair value on a non-recurring basis. A held-to-maturity security’s amortized cost is adjusted only in the event that a decline in fair value is deemed to be other-than-temporary. At December 31, 2011, certain held-to-maturity securities were deemed to be other-than-temporarily impaired. These securities are classified as Level 3 securities and were written down to fair value at the balance sheet date determined by discounting estimated future cash flows. Management believes that classification and valuation of these securities, consisting of private-label asset-backed securities, as Level 3 assets was necessary as the market for such securities severely contracted beginning in 2008 and became and has remained inactive since that time. While the market for highly-rated private-label securities with low delinquency levels and high subordination saw significant price improvement beginning in the second half of fiscal 2010, the market for securities similar to those recognized as other-than-temporarily impaired, which had low ratings, high delinquency levels, and low subordination levels, remained inactive. As a result, management does not believe that quoted prices on similar assets were representative of fair value as there were few transactions, and transactions were often executed at distressed prices. Management estimates and discounts future cash flows based on a combination of observable and unobservable inputs, including a security’s subordination percentage, projected delinquency rates, and estimated loss severity given default. These estimates are discounted using observable current market rates for securities with similar credit quality.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 are summarized below:

	Total	Level 1	Level 2	Level 3
Securities available for sale
U.S. government and federal agencies	$2,502	$-	$2,502	$-
States and political subdivisions	13,718	-	11,954	1,764
Agency mortgage-backed securities	22,701	-	22,701	-
Agency collateralized mortgage obligations	233,476	-	233,476	-
Corporate equity securities	23,650	23,650	-	-
Corporate debt securities	117,926	-	113,047	4,879
Total assets at fair value	$413,973	$23,650	$383,680	$6,643

A rollforward of securities classified as Level 3 measured at fair value on a recurring basis from the prior year end is as follows:

Balance of Level 3 assets measured on a recurring basis at September 30, 2011	$6,685
Principal payments in period	(46)
Accretion (amortization) of premiums or discounts	(7)
Increase (decrease) in unrealized gains or losses included in accumulated other comprehensive income	11
Balance of Level 3 assets measured on a recurring basis at December 31, 2011	$6,643

Level 3 securities measured at fair value on a recurring basis at December 31, 2011 consist of one municipal bond and one corporate debt security for which the Company was not able to obtain dealer quotes due to lack of trading activity. These two securities are measured at fair value based on a combination of the observable market prices of similar securities based on their trading activity and broker quotes. Price estimates are then adjusted for liquidity discounts necessary to account for the lack of trading activity for each security.

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a non-recurring basis as of December 31, 2011 are included in the table below:

	Total	Level 1	Level 2	Level 3
Non-agency collateralized mortgage obligations	$1,919	$-	$-	$1,919
Impaired loans
One-to four-family	555	-	555	-
Construction	124	-	81	43
Total assets at fair value	$2,598	$-	$636	$1,962

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

The estimated fair values of the Company’s financial instruments at December 31, 2011 and September 30, 2011 are as follows:

	December 31, 2011		September 30, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$103,283	$103,283	$115,749	$115,749
Securities available for sale	413,973	413,973	396,809	396,809
Securities held to maturity	23,970	21,908	25,517	23,248
Net loans	461,851	478,225	478,423	497,084
Loans held for sale	868	868	922	922
FHLB stock	10,637	10,637	11,014	11,014
Accrued interest receivable	4,621	4,621	4,901	4,901

Financial liabilities:
Deposits	628,427	634,733	648,754	655,790
FHLB borrowings	190,000	223,900	190,000	223,240
Accrued interest payable	928	928	904	904
Advance payments by borrowers for taxes and insurance	1,998	1,998	2,335	2,335

Off-balance-sheet financial instruments:
Commitments to extend credit	48,046	-	55,702	-
Standby letters of credit	1,041	3	1,015	3

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

Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 under Item 1A titled “Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, we assume no obligation and disclaim any obligation to update any forward-looking statements.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, our regulator, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 4 of the notes to the unaudited consolidated financial statements.

Other-Than-Temporary Impairment. Investment securities are reviewed at each quarter-end reporting period to determine whether the fair value is below the current amortized cost. When the fair value of any of our investment securities has declined below its amortized cost, management is required to assess whether the decline is other than temporary. In making this assessment, we consider such factors as the type of investment, the length of time and extent to which the fair value has been below the carrying value, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment long enough to allow for any anticipated recovery. The decision to record a write-down, its amount and the period in which it is recorded could change if management’s assessment of the above factors were different. We do not record impairment write-downs on debt securities when impairment is due to changes in interest rates, since we have the intent and ability to realize the full value of the investments by holding them to maturity. Quoted market value is considered to be fair value for actively traded securities. For illiquid and thinly traded securities where market quotes are not available, we use discounted cash flows to determine fair value. Additional information regarding our accounting for investment securities is included in note 2 of the notes to the unaudited consolidated financial statements.

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

Comparison of Financial Condition at December 31, 2011 and September 30, 2011

Assets. Total assets at December 31, 2011 were $1,081.5 million, a decrease of $15.5 million, or 1.4%, from total assets of $1,097.0 million at September 30, 2011.

Cash and cash equivalents decreased $12.5 million to $103.3 million at December 31, 2011 compared to $115.7 million at September 30, 2011, a decrease of 10.8%. Securities increased $15.6 million, or 3.7%, to $437.9 million at December 31, 2011 compared to $422.3 million at September 30, 2011. The increase in securities included the purchase of $52.4 million of agency CMOs and $2.2 million of corporate bonds, partially offset by $30.3 million of normal principal payments on mortgage-backed securities (“MBSs”) and CMOs, $5.0 million of sales of agency securities, and $4.2 million of sales of municipal bonds.

Total loans, excluding loans held for sale, decreased $19.6 million, or 3.9%, to $476.9 million at December 31, 2011 compared to $496.5 million at September 30, 2011. The decrease was the result of several significant loan prepayments as well as charge-offs of $3.0 million. One- to four-family loans declined $2.0 million, multi-family loans declined $4.5 million, nonresidential loans declined $4.0 million, construction loans declined $5.6 million, land and land development loans declined $3.5 million, and other loans declined $65,000.

Liabilities. Total liabilities at December 31, 2011 were $826.8 million compared to $847.4 million at September 30, 2011, a decrease of $20.6 million, or 2.4%, as a result of a $20.8 million decrease in certificates of deposit as several large deposits matured and were not renewed at current low rates. Changes in other liability categories were not significant, including FHLB borrowings, which were unchanged at $190.0 million at December 31, 2011 compared to September 30, 2011.

Stockholders’ equity. Stockholders’ equity was $254.6 million at December 31, 2011, an increase of $5.1 million, or 2.0%, from September 30, 2011. The increase was the result of net income held in retained earnings of $1.8 million and a $3.1 million decrease in accumulated other comprehensive loss caused primarily by improvement in the estimated fair value of our portfolio of available-for-sale securities.

Comparison of Operating Results for the Three Months Ended December 31, 2011 and December 31, 2010

General. We had net income of $1.8 million for the three months ended December 31, 2011 compared to $2.0 million for the three months ended December 31, 2010, a decrease of $260,000, or 12.8%. The decrease was the net result of a $608,000 increase in net interest income, a $276,000 decrease in the provision for loan losses, a $1.2 million increase in other-than-temporary impairment charges on securities included in earnings, a $444,000 increase in other service charges and fees, a $100,000 decline in losses on sales of securities, a $104,000 increase in other noninterest expenses, and a $430,000 increase in income tax expense.

Net Interest Income. Net interest income increased $608,000, or 9.4%, to $7.1 million in the quarter ended December 31, 2011 from $6.4 million in the quarter ended December 31, 2010. The increase in net interest income resulted from a decline in total interest and dividend income that was more than offset by a decline in interest expense on savings deposits.

Total interest and dividend income decreased $92,000, or 0.8%, to $11.4 million for the quarter ended December 31, 2011 from $11.5 million for the quarter ended December 31, 2010. Interest income on loans decreased $297,000 from the comparable quarter in the prior year as loan yields declined in all categories except for nonresidential loans and other loans. The yield on loans decreased 15 basis points while the average balance decreased $5.7 million for the three months ended December 31, 2011 compared to the comparable quarter in the prior year. The average balance and yield on nonresidential loans increased $15.8 million and 2 basis points, respectively, for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. This increase in average balance was more than offset by a $14.6 million decline in the average balance of one- to four-family loans, a $2.4 million decline in the average balance of construction loans, and a $3.3 million decline in the average balance of land and land development loans. The yields on these loan categories declined 26 basis points, 45 basis points, and 50 basis points, respectively, due both to payments on higher yielding loans and more competitive market pricing of new and renewing loans.

Interest and dividend income on investment securities increased $216,000, or 6.6%, as a $116.2 million increase in the average balance of investment securities for the three months ended December 31, 2011 compared to the comparable quarter in the prior year more than offset an 80 basis point decline in yield. The increase was due primarily to a $132.3 million increase in the average balance of CMOs that more than offset a 141 basis point decline in yield and resulted in an increase in interest income of $223,000 for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The Company has significantly increased its investment in short-term CMOs to meet regulatory qualified thrift lender requirements, to better position the Company for rising interest rates, and to manage the proceeds from the Company’s stock conversion until the funds can be effectively deployed into new loan opportunities. Interest income on MBSs declined $116,000 for the three months ended December 31, 2011 compared to the comparable quarter in the prior year due to a 90 basis point decline in yield and a $4.8 million decline in the average balance.

Total interest expense decreased $700,000, or 13.8%, to $4.4 million for the quarter ended December 31, 2011 from $5.1 million for the three months ended December 31, 2010. The decline was entirely attributable to a decrease in deposit costs as FHLB borrowings were unchanged from the three months ended December 31, 2010. The average balance of interest-bearing deposits decreased $197,000 with an increase in average certificates of deposit of $3.4 million being more than offset by a $3.6 million decrease in money market savings and money market checking accounts. The average interest rate paid on deposits decreased 43 basis points as a result of the lower interest rate environment for deposits in the quarter ended December 31, 2011.

Provision for Loan Losses. The provision for loan losses decreased $276,000 to $146,000 for the three months ended December 31, 2011 from $422,000 for the three months ended December 31, 2010. The decrease in the provision reflects a combination of a decrease in the balance of loans outstanding as well as lower nonperforming loans and a leveling-off of problem loans in certain portfolios for the most recent quarter compared to the three months ended December 31, 2010. The Company recorded provisions of $591,000 and $529,000 in the one-to four-family and land and land development loan portfolios, respectively. The provision for the one-to four-family portfolio was the result of an increase in nonperforming non-owner-occupied loans, while the provision for the land and land development portfolio reflects management’s continued concerns regarding collateral valuations in this portfolio. The Company recorded decreases in the allowances for the multi-family, nonresidential, and construction loan portfolios totaling $972,000, partially as a result of declining loan balances and partially due to improving credit quality in the Company’s nonresidential and construction loan portfolios. Net loan charge-offs were $3.0 million for the quarter ended December 31, 2011, $2.9 million of which related to land and land development loans classified as impaired and specifically reserved at September 30, 2011, compared to $2.2 million for the quarter ended December 31, 2010. The overall reserve rate declined 49 basis points at December 31, 2011 to 2.46% of total loans from 2.95% of total loans at September 30, 2011. See note 4 of the notes to the unaudited consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

Noninterest Income

The following table presents the components of noninterest income and the percentage change in each for the periods indicated:

	Three Months Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2011	2010	%
Service charges on deposit accounts	$7	$8	(8.4)%
Other service charges and fees	506	62	720.2
Gains on sales of loans held for sale	78	150	(48.3)
Losses on sales of securities, net	-	(100)	(100.0)
Impairment of securities	(1,945)	(297)	555.7
Impairment recognized in OCI	(489)	2	NM
Net impairment reflected in earnings	(1,456)	(299)	386.1
Increase in cash surrender value of bank-owned life insurance	323	320	0.8
Other operating income	299	225	33.2
Total noninterest income (expense)	$(243)	$366	(166.4)

Gains, Losses, and Impairment Charges on Securities. Other-than-temporary-impairment charges on securities reflected in earnings increased $1.2 million to $1.5 million for the three months ended December 31, 2011 compared to $299,000 for the quarter ended December 31, 2010. Impairment charges reflected in earnings consisted of $96,000 in charges on debt securities and $1.4 million on equity securities for the three months ended December 31, 2011 compared to $299,000 on debt securities and $0 on equity securities in the three months ended December 31, 2010. Impairment charges for the three months ended December 31, 2011 primarily related to the impairment of Franklin Financial’s investment in one Virginia-based community bank with a price trend that raises significant concern about the ability of the stock price to return to the Company’s cost basis in a reasonable period of time. Additionally, as shown in the table above, the Company had losses on sales of securities of $100,000 in the quarter ended December 31, 2010 and none in the most recent quarter.

Noninterest Income, Excluding Gains, Losses, and Impairment Charges on Securities. Total other noninterest income excluding gains, losses, and impairment charges on securities increased $448,000, or 58.6%, for the three months ended December 31, 2011 compared to the three months ended December 31, 2010, primarily as a result of a $444,000 increase in other service charges and fees that was the result of fees received in connection with the prepayment of several large loans due either to refinancing or the sale of the underlying collateral, which totaled $470,000 in the quarter ended December 31, 2011 compared to $6,000 in the comparable quarter in the prior year. Included in other operating income were gains on sales of other real estate owned of $198,000 for the three months ended December 31, 2011 compared to $100,000 for the three months ended December 31, 2010.

Noninterest Expense.

The following table presents the components of noninterest expense and the percentage change for the periods indicated:

	Three Months Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2011	2010	%
Personnel expense	$2,082	$1,953	6.6%
Occupancy expense	212	201	5.5
Equipment expense	226	225	0.4
Advertising expense	59	40	47.8
Federal deposit insurance premiums	207	246	(15.8)
Other operating expenses	768	785	(2.1)
Total other noninterest expenses	$3,554	$3,450	3.0

Total noninterest expenses increased $104,000, or 3.0%, to $3.6 million for the three months ended December 31, 2011 compared to $3.5 million for the three months ended December 31, 2010. The increase in noninterest expenses was due primarily to a $129,000 increase in personnel expense caused by a $238,000 increase in expenses related to the ESOP and a $68,000 increase in pension plan expenses partially offset by a $123,000 decrease in deferred compensation expenses and a $46,000 decrease in salary expenses.

Income Tax Expense. Income tax expense was $1.3 million for the three months ended December 31, 2011 compared to $907,000 for the three months ended December 31, 2010. The effective income tax rate for the three months ended December 31, 2011 was 42.9% compared to an effective income tax rate of 30.8% for the three months ended December 31, 2010. The increase in the effective tax rate is due primarily to the $1.4 million impairment loss on equity securities. Losses on equity securities are capital losses and can be utilized for tax purposes to offset capital gains. Because the Company is in a capital loss carryforward position and unable to utilize the capital loss, no related tax benefit was allowed for the three months ended December 31, 2011.

Average Balances, Interest and Dividend Income and Interest Expense, Yields and Rates

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

	For the Three Months Ended December 31,
	2011			2010
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One-to four-family	$111,862	$1,966	6.99%	$126,449	$2,312	7.25%
Multi-family	77,879	1,301	6.65	76,614	1,287	6.66
Nonresidential	189,459	3,277	6.88	173,696	3,002	6.86
Construction	39,622	497	4.99	42,053	577	5.44
Land and land development	66,697	832	4.96	70,007	963	5.46
Other	625	13	8.27	3,016	42	5.52
Total loans	486,144	7,886	6.45	491,835	8,183	6.60
Securities:
Collateralized mortgage obligations	261,245	1,351	2.06	128,974	1,128	3.47
Mortgage-backed securities	29,614	230	3.09	34,436	346	3.99
States and political subdivisions	16,867	191	4.50	20,438	219	4.25
U. S. government agencies	4,127	14	1.35	6,993	13	0.74
Corporate equity securities	23,206	108	1.85	21,966	83	1.50
Corporate debt securities	117,482	1,611	5.46	123,494	1,500	4.82
Total securities	452,541	3,505	3.08	336,301	3,289	3.88
Investment in FHLB stock	10,846	23	0.84	12,322	13	0.42
Other interest-earning assets	82,553	23	0.11	77,602	44	0.22
Total interest-earning assets	1,032,084	11,437	4.41	918,060	11,529	4.98
Allowance for loan losses	(15,016)			(12,807)
Noninterest-earning assets	79,112			66,792
Total assets	$1,096,180			$972,045
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Money market savings	$221,919	256	0.46	$224,959	511	0.91
Money market checking	43,027	51	0.47	43,580	104	0.95
Certificates of deposit	377,283	1,758	1.85	373,887	2,150	2.28
Total deposits	642,229	2,065	1.28	642,426	2,765	1.71
FHLB borrowings	190,000	2,316	4.84	190,000	2,316	4.84
Total interest-bearing liabilities	832,229	4,381	2.09	832,426	5,081	2.42
Noninterest bearing liabilities	10,712			11,745
Total liabilities	842,941			844,171
Stockholders’ equity	253,239			127,874
Total liabilities and stockholders’ equity	$1,096,180			$972,045
Net interest income		$7,056			$6,448
Interest rate spread(1)			2.32%			2.56%
Net interest margin(2)			2.72%			2.79%
Average interest-earning assets to average interest-bearing liabilities			124.01%			110.29%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income:
Loans	$(100)	$(197)	$(297)
Securities	3,505	(3,289)	216
Investment in FHLB stock	(10)	20	10
Other interest earning assets	17	(38)	(21)
Total	3,412	(3,504)	(92)
Interest expense:
Deposits:
Money market savings	(7)	(248)	(255)
Money market checking	(1)	(52)	(53)
Certificates of deposit	129	(521)	(392)
Total	121	(821)	(700)
Increase (decrease) in net interest income	$3,291	$(2,683)	$608

Asset Quality

Nonperforming Assets (NPAs)

At December 31, 2011, nonperforming assets totaled $46.1 million, a decrease of $4.7 million from $50.8 million at September 30, 2011. Our level of NPAs remains elevated over historical experience as a result of stresses in real estate markets, which are largely a result of the broader and extended economic slowdown. While we intend to actively work to reduce our NPAs, these levels of nonperforming assets are likely to remain elevated in the near term as problem loans work to resolution, which may be foreclosure.

Nonperforming assets at December 31, 2011 included $37.7 million in nonperforming loans (NPLs) as summarized in the table below. The following table reflects the balances and changes from the prior quarter:

(Dollars in thousands)	December 31, 2011	September 30, 2011	Change
Nonaccrual loans:
One-to four-family	$10,479	$9,879	$600
Multi-family	6,095	6,103	(8)
Nonresidential	7,051	12,572	(5,521)
Construction	247	255	(8)
Land and land development	13,827	13,396	431
Total	37,699	42,205	(4,506)

Accruing loans past due 90 days or more	-	-	-
Total nonperforming loans	$37,699	$42,205	$(4,506)

At December 31, 2011, the allowance for loan losses as a percentage of total loans was 2.46% compared to 2.95% at September 30, 2011. During the three months ended December 31, 2011, management decreased reserve rates for the construction and nonresidential loan portfolios to better reflect historical experience and due to positive local economic developments that management believes will favorably impact these portfolios. Management continues to believe that the market for large-tract land developments in the Richmond MSA is significantly stressed, and, as a result, the Company partially charged-off certain land and land development loans that had specific reserves at September 30, 2011. Additionally, management increased the allowance for loan losses for the remainder of loans in this portfolio, resulting in an allowance of 9.3% for land and land development loans analyzed as part of the general allowance. See note 4 of the notes to the unaudited consolidated financial statements for further analysis of the allowance for loan losses.

The following table sets forth selected asset quality data and ratios for the dates indicated:

(Dollars in thousands)	December 31, 2011	September 30, 2011
Nonperforming loans	$37,699	$42,205
Real estate owned	8,444	8,627
Total nonperforming assets	$46,143	$50,832

Allowance for loan losses	$11,749	$14,624
Total loans	$476,893	$496,491

Ratios
Allowance as a percentage of total loans	2.46%	2.95%
Allowance as a percentage of nonperforming loans	31.17%	34.65%
Total nonperforming loans to total loans	7.91%	8.50%
Total nonperforming loans to total assets	3.49%	3.85%
Total nonperforming assets to total assets	4.27%	4.63%

At December 31, 2011, nonaccrual loans were primarily comprised of the following:

•	Land and land development loans:

-	One loan on several hundred acres of undeveloped land in central Virginia proposed for a multi-use development within a planned unit development. This loan had a balance of $4.9 million and was classified as impaired at December 31, 2011. The collateral was valued at $11.0 million based upon a September 2011 appraisal, and a specific allowance calculation on this loan resulted in no allowance at December 31, 2011 due to sufficient collateral.

-	One loan on several hundred acres of undeveloped land in central Virginia proposed for multi-use development within a planned unit development. This loan is a participation loan with two other banks, each having a one-third interest. The balance of the Company’s portion of this loan was $4.1 million and was classified as impaired at December 31, 2011. The collateral was valued at $13.8 million (of which $4.6 million is attributable to the Company) based upon an August 2011 appraisal. During the quarter ended December 31, 2011, management charged off the $808,000 specific allowance estimated at September 30, 2011 for this loan, and as a result there was no allowance at December 31, 2011.

-	One loan on 60 single-family lots and approximately 60 acres of developed land in central Virginia. The loan is a participation loan with another bank and was 151 – 180 days delinquent at December 31, 2011. Our participation interest is 62%, and our balance on this loan was $1.3 million at December 31, 2011. During the quarter ended December 31, 2011, management charged off the $184,000 specific allowance estimated at September 30, 2011 for this loan, and as a result there was no allowance at December 31, 2011.

-	One loan on 18 developed residential lots plus approximately 16 acres of land zoned for residential development in central Virginia. This loan had a balance of $943,000 and was classified as impaired at December 31, 2011. The collateral was valued at $1.1 million based upon a September 2010 appraisal, and a specific allowance calculation on this loan resulted in no allowance at December 31, 2011 due to sufficient collateral. At December 31, 2011, the collateral for this loan was under contract for sale, which would result in the payoff of the Company’s loan with no loss.

-	Two loans on adjoining single-family residential developments in central Virginia with a combined balance of $1.4 million at September 30, 2011. These loans are participations with six other banks, and the Bank’s participation percentage on each loan is 18.6%. While these loans were fewer than 30 days delinquent at December 31, 2011, they were identified as impaired due to significant deterioration of the value of the underlying collateral. A May 2011 appraisal indicated a value of $8.5 million for the development, $1.6 million of which was attributable to the Company’s participation interest. During the quarter ended December 31, 2011, management charged off the $2.0 million specific allowance estimated at September 30, 2011 for this loan, and as a result there was no allowance at December 31, 2011.

•	Nonresidential real estate loans:

-	One loan on a strip shopping center in northern Virginia with four available out-parcel sites. The shopping center, which is 28% leased, is within one mile of a major regional shopping center. The loan is a participation with two other banks, and our participation portion is approximately 32%. Our balance at December 31, 2011 was $2.3 million. This loan was modified in a troubled debt restructuring during the year ended December 31, 2010. Based upon a December 2011 appraisal valuing the collateral at $8.3 million (of which $2.7 million is attributable to the Company), no specific allowance was necessary at December 31, 2011 due to sufficient collateral. The loan was over 180 days delinquent and on nonaccrual status at December 31, 2011.

-	One loan secured by a day care center and twenty-six developed lots in central Virginia. This loan had a balance of $2.1 million and was 61 – 90 days delinquent at December 31, 2011. The collateral for this loan was valued at $2.7 million based on a June 2011 appraisal of the day care center and the lots. We have three other loans to entities controlled by the guarantor on this loan as described below in the section regarding nonaccrual one-to four-family loans. A specific allowance calculation on this loan resulted in no allowance at December 31, 2011 due to sufficient collateral.

-	One loan on an exhibition hall in central Virginia that was current at December 31, 2011. The loan is a participation with two other banks, and our participation portion is approximately 32%. Our balance at December 31, 2011 was $2.7 million. During the quarter ended December 31, 2011, the borrower negotiated a three-year extension of the loan at a market interest rate that instituted principal amortization and, as part of the extension, the borrower provided additional collateral adjacent to the exhibition hall. A new appraisal has been ordered. The loan is not considered impaired due to the financial strength of the guarantor.

•	Multifamily

-	One loan on an apartment complex in central Virginia that had a balance of $6.1 million and was over 180 days delinquent at December 31, 2011. Based upon current occupancy, the apartment complex does not generate enough cash to service the debt and requires support from the guarantor. The apartment complex is valued at $15.0 million based upon a December 2010 appraisal. This loan was considered impaired at December 31, 2011, but no specific allowance was necessary due to sufficient collateral. The Company has two other loans on this property totaling $5.4 million that were rated substandard at December 31, 2011 and are discussed below in substandard loans other than nonperforming loans.

•	One-to four-family

-	Fifty-four loans on one-to four-family residential properties in central Virginia to multiple borrowers with an aggregate balance of $6.0 million at December 31, 2011.

-	Three loans outstanding to separate entities controlled by the same guarantor totaling $4.5 million secured by twenty-three non-owner-occupied one-to four-family homes, almost all of which were rented at December 31, 2011. These loans were over 180 days delinquent at December 31, 2011 because the rental cash flows from the properties were not sufficient to fully cover debt service. A specific allowance calculation on these loans resulted in a specific allowance of $100,000 at December 31, 2011 based on February 2011 appraisals.

The following table shows the aggregate amounts of our classified and criticized loans and securities at the dates indicated in accordance with regulatory classification definitions.

(Dollars in thousands)	December 31, 2011	September 30, 2011
Loans
Special mention	$15,903	$16,458
Substandard	59,754	62,694
Total criticized loans	75,657	79,152

Securities
Substandard	13,001	13,563
Doubtful	2,730	3,002
Total classified securities	15,731	16,565
Total criticized assets	$91,388	$95,717

At December 31, 2011, substandard loans, other than nonperforming loans, were comprised primarily of the following:

-	One loan on a mixed use development on several hundred acres of land in central Virginia that, as proposed, will contain 80,000 square feet of retail space and more than 300 attached and detached single family lots. As of December 31, 2011, 73 single-family lots had been sold. Payments of principal and interest are made as lots are sold. This loan had a balance of $8.9 million and was current at December 31, 2011. The development has an appraised value of $17.7 million based on a December 2010 appraisal, adjusted for lot sales.

-	Two loans on an apartment complex in central Virginia totaling $5.4 million. Based upon current occupancy, the apartment complex does not generate enough cash to service the debt and requires support from the guarantor. The apartment complex is valued at $15.0 million based upon a December 2010 appraisal.

-	One loan on a 64-unit apartment complex in central Virginia with a balance of $1.3 million at December 31, 2011. The apartment complex does not generate enough cash to service the debt and requires support from the guarantor. This loan was identified as impaired at December 31, 2011 and had a specific allowance of $203,000 based on a May 2011 appraisal of the apartment complex indicating a value of $1.2 million.

-	One nonresidential loan on two shopping centers in North Carolina under one deed of trust. The loan balance was $5.5 million at December 31, 2011. The loan was current at December 31, 2011 and was removed from nonaccrual status in the quarter ended December 31, 2011 after having established a sufficient payment history. The two shopping centers have a combined appraised value of $7.4 million based upon a December 2010 appraisal. A specific allowance calculation on this loan resulted in no allowance at December 31, 2011 due to sufficient collateral.

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

Our most liquid assets are cash and cash equivalents and securities classified as available-for-sale. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $103.3 million. Securities classified as available-for-sale, whose aggregate market value exceeds cost, provide additional sources of liquidity and had a market value of $325.9 million at December 31, 2011. In addition, at December 31, 2011, we had the ability to borrow a total of approximately $211.2 million in additional funds from the FHLB. Additionally, we established a borrowing arrangement with the Federal Reserve Bank of Richmond, although no borrowings have occurred and no assets have been pledged to date. We intend to use corporate bonds as collateral for this arrangement and had unpledged corporate bonds with an estimated fair value of $117.9 million at December 31, 2011.

At December 31, 2011, we had $48.0 million in loan commitments outstanding, which included $35.0 million in undisbursed loans. Certificates of deposit due within one year of December 31, 2011 totaled $232.1 million. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

At December 31, 2011, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OCC. There are no conditions or events that management believes have changed the Bank’s classification. As a savings and loan holding company regulated by the Federal Reserve Board (“FRB”), Franklin Financial is not currently subject to any separate regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period before the capital requirements will apply to savings and loan holding companies. The following table reflects the level of required capital and actual capital of the Bank at December 31, 2011 and September 30, 2011:

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of December 31, 2011
Tier 1 capital	$167,457	16.66%	$40,217	4.00%	$50,609	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	167,457	25.18	26,607	4.00	39,910	6.00
(to risk weighted assets)

Tangible capital	167,457	16.66	15,081	1.50	15,081	1.50
(to adjusted tangible assets)

Risk-based capital	175,807	26.43	53,213	8.00	66,517	10.00
(to risk weighted assets)

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2011
Tier 1 capital	$164,347	16.07%	$40,915	4.00%	$51,490	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	164, 347	23.81	27,605	4.00	41,408	6.00
(to risk weighted assets)

Tangible capital	164, 347	16.07	15,343	1.50	15,343	1.50
(to adjusted tangible assets)

Risk-based capital	173,006	25.07	55,211	8.00	69,013	10.00
(to risk weighted assets)

There were no dividends declared by the Bank to Franklin Financial in the three months ended December 31, 2011.

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at December 31, 2011 and September 30, 2011 (dollars in thousands):

	December 31, 2011
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Tangible capital	Risk-based capital
GAAP capital	$171,641	$171,641	$171,641	$171,641
Accumulated gains on certain available-for-sale securities	(3,816)	(3,816)	(3,816)	(3,816)
Disallowed deferred tax assets	(2,928)	(2,928)	(2,928)	(2,928)
Pension plan	2,560	2,560	2,560	2,560
General allowance for loan losses	-	-	-	8,350
Regulatory capital – computed	$167,457	$167,457	$167,457	$175,807

	September 30, 2011
(Dollars in thousands)	Tier 1 capital	Tier 1 risk-based capital	Tangible capital	Risk-based capital
GAAP capital	$168,711	$168,711	$168,711	$168,711
Accumulated gains on certain available-for-sale securities	(4,002)	(4,002)	(4,002)	(4,002)
Disallowed deferred tax assets	(2,922)	(2,922)	(2,922)	(2,922)
Pension plan	2,560	2,560	2,560	2,560
General allowance for loan losses	-	-	-	8,659
Regulatory capital – computed	$164,347	$164,347	$164,347	$173,006

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

For the year ended September 30, 2011 and the three months ended December 31, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Analysis

Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The following table presents the change in the present value of Franklin Federal’s equity at December 31, 2011 that would occur in the event of an immediate change in interest rates based on management assumptions. The table does not include the effect of approximately $64.7 million of investable assets held by Franklin Financial Corporation at December 31, 2011.

	Present Value of Equity
Change in	Market
Basis Points	Value	$ Change	% Change
	(Dollars in thousands)
300	$141,194	$(27,689)	(16.4)%
200	150,870	(18,013)	(10.7)
100	159,088	(9,795)	(5.8)
0	168,883	-	-
-100	164,366	(4,517)	(2.7)

Using the same assumptions as above, the sensitivity of our projected net interest income for the twelve months ending December 31, 2012 is as follows:

	Projected Net Interest Income
Change in	Net Interest
Basis Points	Income	$ Change	% Change
	(Dollars in thousands)
300	$23,546	$(3,718)	(13.6)%
200	24,982	(2,282)	(8.4)
100	26,322	(942)	(3.5)
0	27,264	-	-
-100	25,081	(2,183)	(8.0)

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report filed on Form 10-K for the year ended September 30, 2011. As of December 31, 2011, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Articles of Incorporation of Franklin Financial Corporation (1)
3.2	Bylaws of Franklin Financial Corporation (2)
4.0	Form of Common Stock Certificate of Franklin Financial Corporation (3)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Franklin Financial Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 are formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income and Changes in Stockholders’ Equity; and (v) related notes.

(1)	Incorporated herein by reference to Exhibit 3.1 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(2)	Incorporated herein by reference to Exhibit 3.2 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(3)	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), as amended, initially filed with the Securities and Exchange Commission on December 10, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION
Registrant

February 8, 2012	By:	/s/ Richard T. Wheeler, Jr.
Richard T. Wheeler, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

February 8, 2012	By:	/s/ Donald F. Marker
Donald F. Marker
Vice President, Chief Financial Officer and Secretary/Treasurer
(Principal Financial and Accounting Officer)

