Form 10-Q
period 2012-03-31
Franklin Financial Corp
filed 2012-05-08
CIK 1505823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Yes ☐ No ☒

14,302,838 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at May 1, 2012.

Franklin Financial Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)	March 31, 2012	September 30, 2011
Assets	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$17,851	$4,366
Interest-bearing deposits in other banks	84,314	72,955
Money market investments	33,831	38,428
Total cash and cash equivalents	135,996	115,749

Securities available for sale	404,659	396,809
Securities held to maturity	22,975	25,517

Loans, net of deferred loan fees	468,243	493,047
Less allowance for loan losses	11,206	14,624
Net loans	457,037	478,423

Loans held for sale	1,953	922
Federal Home Loan Bank stock	10,637	11,014
Office properties and equipment, net	6,243	6,287
Real estate owned	8,831	8,627
Accrued interest receivable:
Loans	2,124	2,339
Mortgage-backed securities and collateralized mortgage obligations	719	761
Other investment securities	1,756	1,801
Total accrued interest receivable	4,599	4,901

Cash surrender value of bank-owned life insurance	32,356	31,714
Prepaid expenses and other assets	14,584	17,014
Total assets	$1,099,870	$1,096,977

Liabilities and Stockholders’ Equity
Deposits:
Savings deposits	$263,679	$265,192
Time deposits	374,264	383,562
Total deposits	637,943	648,754

Federal Home Loan Bank borrowings	190,000	190,000
Advance payments by borrowers for property taxes and insurance	2,386	2,335
Accrued expenses and other liabilities	6,636	6,330
Total liabilities	836,965	847,419

Commitments and contingencies (see note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock: $0.01 par value; 75,000,000 shares authorized; 14,302,838 shares issued and outstanding	143	143
Additional paid-in capital	142,967	142,882
Unearned ESOP shares	(10,728)	(11,082)
Undistributed stock-based deferral plan shares: 252,215 shares	(2,533)	(2,533)
Retained earnings	130,053	125,770
Accumulated other comprehensive (loss) income	3,003	(5,622)
Total stockholders’ equity	262,905	249,558
Total liabilities and stockholders’ equity	$1,099,870	$1,096,977

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

Three and Six Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
Interest and dividend income:
Interest and fees on loans	$7,730	$7,800	$15,616	$15,983
Interest on deposits in other banks	30	33	53	77
Interest and dividends on securities:
Taxable	3,185	3,250	6,641	6,472
Nontaxable	72	79	144	159
Total interest and dividend income	11,017	11,162	22,454	22,691
Interest expense:
Interest on deposits	1,944	2,672	4,010	5,437
Interest on borrowings	2,287	2,266	4,603	4,582
Total interest expense	4,231	4,938	8,613	10,019
Net interest income	6,786	6,224	13,841	12,672
Provision for loan losses	(298)	290	(152)	712
Net interest income after provision for loan losses	7,084	5,934	13,993	11,960
Noninterest (expense) income:
Service charges on deposit accounts	16	12	24	20
Other service charges and fees	108	91	614	153
Gains on sales of loans held for sale	63	65	141	216
Gains on sales of securities, net	-	364	-	264
Gains (losses) on sales of other real estate owned	428	(46)	625	54
Impairment of securities, net:
Impairment of securities	(935)	(490)	(2,879)	(786)
Less: Impairment recognized in other comprehensive income	(64)	(108)	(553)	(105)
Net impairment reflected in earnings	(871)	(382)	(2,326)	(681)
Increase in cash surrender value of bank-owned life insurance	319	316	642	636
Other operating income	125	146	225	270
Total noninterest (expense) income	188	566	(55)	932
Other noninterest expenses:
Personnel expense	2,050	1,997	4,078	3,890
Occupancy expense	228	207	440	408
Equipment expense	232	221	458	446
Advertising expense	51	32	110	72
Federal deposit insurance premiums	203	272	411	518
Other operating expenses	848	1,439	1,669	2,284
Total other noninterest expenses	3,612	4,168	7,166	7,618
Income before provision for income taxes	3,660	2,332	6,772	5,274
Federal and state income tax expense	1,152	597	2,489	1,504
Net income	$2,508	$1,735	$4,283	$3,770

Basic net income per common share	$0.19	N/A	$0.32	N/A

Diluted net income per common share	$0.19	N/A	$0.32	N/A

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income and Changes in Stockholders’ Equity

Six Months Ended March 31, 2012 and 2011 (Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Undistributed Stock-Based Deferral Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2010	$-	$-	$-	$-	$124,339	$2,430	$126,769
Net income	-	-	-	-	3,770	-	3,770
Other comprehensive income:
Net unrealized holding losses arising during the period, net of income tax benefit of $1,199	-	-	-	-	-	(516)	(516)

Reclassification adjustment for gains included in net income, net of income tax expense of $81	-	-	-	-	-	(132)	(132)

Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization, net of income tax expense of $15	-	-	-	-	-	25	25

Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit, net of income tax expense of $261	-	-	-	-	-	426	426

Comprehensive income							3,573
Balance at March 31, 2011	$-	$-	$-	$-	$128,109	$2,233	$130,342

Balance at September 30, 2011	$143	$142,882	$(11,082)	$(2,533)	$125,770	$(5,622)	$249,558
ESOP shares allocated	-	68	354	-	-	-	422
Stock-based compensation expense		17	-	-	-	-	17
Net income	-	-	-	-	4,283	-	4,283
Other comprehensive income (loss):
Net unrealized holding gains arising during the period, net of income tax expense of $515	-	-	-	-	-	6,766	6,766

Reclassification adjustment for losses included in net income, net of income tax benefit of $261	-	-	-	-	-	1,938	1,938

Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization, net of income tax benefit of $157	-	-	-	-	-	(257)	(257)

Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit, net of income tax expense of $109	-	-	-	-	-	178	178

Comprehensive income							12,908
Balance at March 31, 2012	$143	$142,967	$(10,728)	$(2,533)	$130,053	$3,003	$262,905

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended March 31, 2012 and 2011 (Unaudited)

	2012	2011
(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$4,283	$3,770
Adjustments to reconcile net income to net cash and cash
equivalents provided by operating activities:
Depreciation and amortization	414	350
Provision for loan losses	(152)	712
Impairment charges on other real estate owned	-	781
Gains on sales of securities available for sale, net	-	(264)
Impairment charge on securities	2,326	681
Loss on sales or disposal of office properties and equipment, net	13	1
Gains on sales of other real estate owned, net	(625)	(54)
Net amortization on securities	1,204	767
Originations of loans held for sale	(7,730)	(8,559)
Sales and principal payments on loans held for sale	6,572	11,091
ESOP compensation expense	422	-
Stock-based compensation expense	17	-
Changes in assets and liabilities:
Accrued interest receivable	302	(291)
Cash surrender value of bank-owned life insurance	(642)	(636)
Prepaid expenses and other assets	1,704	(2,339)
Advance payments by borrowers for property taxes and insurance	51	108
Accrued expenses and other liabilities	751	861
Net cash and cash equivalents provided by operating activities	8,910	6,979
Cash Flows From Investing Activities
Net redemptions of Federal Home Loan Bank stock	377	471
Proceeds from maturities, calls and paydowns of securities available for sale	68,464	54,269
Proceeds from sales of securities available for sale	4,225	12,173
Purchases of securities available for sale	(74,459)	(134,455)
Proceeds from maturities and paydowns of securities held to maturity	2,283	4,260
Net decrease (increase) in loans	21,488	(4,235)
Purchases of office properties and equipment	(361)	(277)
Capitalized improvements of real estate owned	-	(46)
Proceeds from sales of real estate owned	131	1,030
Net cash and cash equivalents provided (used) by investing activities	22,148	(66,810)
Cash Flows From Financing Activities
Net (decrease) increase in savings deposits	(1,513)	10,813
Net (decrease) increase in time deposits	(9,298)	21,170
Net increase in stock order funds	-	242,377
Net cash and cash equivalents (used) provided by financing activities	(10,811)	274,360
Net increase in cash and cash equivalents	20,247	214,529
Cash and cash equivalents at beginning of period	115,749	97,909
Cash and cash equivalents at end of period	$135,996	$312,438

Supplemental disclosures of cash flow information
Cash payments for interest	$8,573	$9,981
Cash payments for income taxes	$1,504	$1,400
Supplemental schedule of noncash investing and financing activities
Unrealized gains (losses) on securities available for sale	$9,765	$(1,241)
Transfer of loans to other real estate owned, net	$448	$2,439
Sales of other real estate owned financed by the Bank	$395	$-

.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

Note 1. Nature of Business and Summary of Significant Accounting Policies

Organization and Description of Business -- Franklin Financial Corporation (“Franklin Financial”), a Virginia corporation, is the holding company for Franklin Federal Savings Bank (the “Bank”), a federally chartered capital stock savings bank engaged in the business of attracting retail deposits from the general public and originating both owner and non-owner-occupied one-to four-family loans as well as multi-family loans, nonresidential real estate loans, construction loans, land and land development loans, and non-mortgage commercial loans. The Bank has two wholly owned subsidiaries, Franklin Service Corporation, which provides trustee services on loans originated by the Bank, and Reality Holdings LLC, which, through its subsidiaries, holds and manages foreclosed properties purchased from the Bank. The interim consolidated financial statements presented in this report include the unaudited financial information of Franklin Financial and subsidiaries on a consolidated basis. The Company (as defined below) operates as one segment.

These interim consolidated financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 (“2011 Form 10-K”).  These interim consolidated financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three and six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012 or any other future period. The consolidated balance sheet as of September 30, 2011 was derived from the Company’s audited annual consolidated financial statements in the 2011 Form 10-K.

Principles of Consolidation -- The consolidated financial statements include the accounts of Franklin Financial, the Bank, Franklin Service Corporation, and Reality Holdings LLC and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The accounting and reporting policies of the Company conform to GAAP.

Use of Estimates -- Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, the projected benefit obligation for the defined benefit pension plan, the valuation of deferred taxes, and the analysis of securities for other-than-temporary impairment.

Loans -- Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs and net of the allowance for loan losses and any deferred fees or costs. Loan origination fees and certain direct loan origination costs are deferred and recognized over the contractual lives of the related loans as an adjustment of the loans’ yields using the level-yield method on a loan-by-loan basis.

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

Allowance for Loan Losses -- The allowance for loan losses is maintained at an amount estimated to be sufficient to absorb probable principal losses, net of principal recoveries (including recovery of collateral), inherent in the existing loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. The allowance for loan losses consists of specific and general components.

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

Stock-Based Compensation -- The Company issues restricted stock and stock options under the Franklin Financial Corporation 2012 Equity Incentive Plan to key officers and outside directors. In accordance with the requirements of ASC 718, Compensation – Stock Compensation, the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured as of the grant date based on the fair value of the award and is recognized over the vesting period.

Income Taxes -- Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount deemed more likely than not to be realized in future periods. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Any interest and penalties assessed on tax positions are recognized in income tax expense.

Reclassifications -- Certain reclassifications have been made to the financial statements of prior periods to conform to the current period presentation. Net income, earnings per share, and stockholders’ equity previously reported were not affected by these reclassifications.

Concentrations of Credit Risk -- Most of the Company’s activities are with customers in Virginia with primary geographic focus in the Richmond metropolitan area, which includes the city of Richmond and surrounding counties. Securities and loans also represent concentrations of credit risk and are discussed in note 2 “Securities” and note 3 “Loans” in the notes to the unaudited consolidated financial statements. Although the Company believes its underwriting standards are conservative, the nature of the Company’s portfolio of construction loans, land and land development loans, and income-producing nonresidential real estate loans and multi-family loans results in a smaller number of higher-balance loans. As a result, the default of loans in these portfolio segments may result in more significant losses to the Company.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. See note 9 of the notes to the unaudited consolidated financial statements for disclosures about fair value measurements.

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

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-11: Disclosures about Offsetting Assets and Liabilities. The eligibility criteria for offsetting are different in International Financial Reporting Standards (“IFRS”) and GAAP. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). Unlike IFRS, GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy. To allow investors to better compare financial statements prepared in accordance with IFRS or GAAP, the Boards have issued common disclosure requirements related to offsetting arrangements in ASU No. 2011-11. The amendments to the Codification in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is evaluating the impact of ASU No. 2011-11 on its consolidated financial statements.

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

Note 2. Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at March 31, 2012 and September 30, 2011 are summarized as follows:

	March 31, 2012
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$12,655	$-	$12,655	$907	$-	13,562
Agency mortgage-backed securities	29,039	-	29,039	1,041	11	30,069
Agency collateralized mortgage
obligations	206,639	-	206,639	2,041	408	208,272
Corporate equity securities	27,224	-	27,224	2,782	2,408	27,598
Corporate debt securities	118,167	942	119,109	6,377	328	125,158
Total	$393,724	$942	$394,666	$13,148	$3,155	404,659

	September 30, 2011
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. government and agency securities	$7,500	$-	$7,500	$1	$-	$7,501
States and political subdivisions	18,143	-	18,143	765	735	18,173
Agency mortgage-backed securities	23,561	-	23,561	1,259	25	24,795
Agency collateralized mortgage
obligations	207,123	-	207,123	2,497	917	208,703
Corporate equity securities	28,735	-	28,735	442	7,504	21,673
Corporate debt securities	110,289	1,230	111,519	5,854	1,409	115,964
Total	$395,351	$1,230	$396,581	$10,818	$10,590	$396,809

	March 31, 2012
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$5,123	$-	$5,123	$177	$-	$5,300
Agency collateralized mortgage
obligations	5,944	-	5,944	595	1	6,538
Non-agency collateralized
mortgage obligations	11,908	1,250	13,158	936	3,529	10,565
Total	$22,975	$1,250	$24,225	$1,708	$3,530	$22,403

	September 30, 2011
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$5,512	$-	$5,512	$187	$-	$5,699
Agency collateralized mortgage
obligations	6,552	-	6,552	835	1	7,386
Non-agency collateralized
mortgage obligations	13,453	835	14,288	908	5,033	10,163
Total	$25,517	$835	$26,352	$1,930	$5,034	$23,248

The amortized cost and estimated fair value of securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale		Held to maturity
	Amortized	Estimated fair	Amortized	Estimated fair
(Dollars in thousands)	cost	value	cost	value
Non-mortgage debt securities:
Due in one year or less	$17,226	$17,642	$-	$-
Due after one year through five years	54,996	57,429	-	-
Due after five years through ten years	25,520	27,578	-	-
Due after ten years	34,022	36,071	-	-
Total non-mortgage debt securities	131,764	138,720	-	-

Mortgage-backed securities	29,039	30,069	5,123	5,300
Collateralized mortgage obligations	206,639	208,272	19,102	17,103
Corporate equity securities	27,224	27,598	-	-
Total securities	$394,666	$404,659	$24,225	$22,403

The following tables present information regarding temporarily impaired securities as of March 31, 2012 and September 30, 2011:

	March 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses
Available for sale:
Agency mortgage-backed securities	$3,428	$11	$-	$-	$3,428	$11
Agency collateralized mortgage obligations	42,237	408	-	-	42,237	408
Corporate equity securities	6,902	2,408	-	-	6,902	2,408
Corporate debt securities	16,796	256	1,928	72	18,724	328
Total available for sale	69,363	3,083	1,928	72	71,291	3,155

Held to maturity:
Agency collateralized mortgage obligations	-	-	109	1	109	1
Non-agency collateralized mortgage obligations	236	17	8,045	3,512	8,281	3,529
Total held to maturity	236	17	8,154	3,513	8,390	3,530

Total temporarily impaired securities	$69,599	$3,100	$10,082	$3,585	$79,681	$6,685

	September 30, 2011
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Available for sale:
States and political subdivisions	$1,715	$735	$-	$-	$1,715	$735
Agency mortgage-backed securities	4,592	25	-	-	4,592	25
Agency collateralized mortgage obligations	50,933	901	3,097	16	54,030	917
Corporate equity securities	17,982	7,504	-	-	17,982	7,504
Corporate debt securities	17,816	1,191	11,783	218	29,599	1,409
Total available for sale	93,038	10,356	14,880	234	107,918	10,590

Held to maturity:
Agency collateralized mortgage obligations	-	-	116	1	116	1
Non-agency collateralized mortgage obligations	845	259	7,530	4,774	8,375	5,033
Total held to maturity	845	259	7,646	4,775	8,491	5,034

Total temporarily impaired securities	$93,883	$10,615	$22,526	$5,009	$116,409	$15,624

The Company’s securities portfolio consists of investments in various debt and equity securities as permitted by regulations of the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Board (“FRB”), including mortgage-backed securities, collateralized mortgage obligations, government agency bonds, state and local government obligations, corporate debt obligations, and common stock of various companies.

During the three and six months ended March 31, 2012 the Company recognized no gains or losses on sales of securities available for sale. During the three months ended March 31, 2011, the Company recognized gross gains on sales of securities available for sale of $605,000 and gross losses of $241,000. During the six months ended March 31, 2011, the Company recognized gross gains on sales of securities available for sale of $705,000 and gross losses of $441,000.

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

The Company recognized total impairment charges on debt and equity securities in earnings of $871,000 and $382,000 during the three months ended March 31, 2012 and 2011, respectively, and $2.3 million and $681,000 for the six months ended March 31, 2012 and 2011, respectively.

The table below provides a cumulative rollforward of credit losses recognized in earnings for debt securities for which a portion of OTTI is recognized in AOCI:

(Dollars in thousands)
Balance of credit losses at September 30, 2011	$79
Additions for credit losses on securities not previously recognized	16
Additional credit losses on securities previously recognized as impaired	47
Reductions for increases in expected cash flows	(80)
Balance of credit losses at March 31, 2012	$62

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

Unrealized losses in the remainder of the Company’s portfolio of collateralized mortgage obligations, mortgage-backed securities, securities of states and political subdivisions, and corporate debt securities were related to sixty-six securities and were caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary; and because management believes that it is not more likely than not that the Company will be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

Unrealized losses in the remainder of the Company’s portfolio of equity securities were related to eleven securities and were considered temporary. Each of these securities has been in an unrealized loss position for fewer than twelve months, and because management believes that it is not more likely than not that the Company will be required to sell these equity positions for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

The Company pledges certain securities as collateral for its FHLB borrowings. Securities collateralizing FHLB borrowings had a carrying value of $240.6 million at March 31, 2012 compared to $262.1 million at September 30, 2011.

Note 3. Loans

Loans held for investment at March 31, 2012 and September 30, 2011 are summarized as follows:

	March 31,	September 30,
(Dollars in thousands)	2012	2011
Loans
One-to four-family	$110,998	$114,947
Multi-family	80,129	79,106
Nonresidential	199,029	190,747
Construction	30,444	43,992
Land and land development	50,323	67,049
Other	554	650
Total loans	471,477	496,491

Deferred loan fees	3,234	3,444
Loans, net of deferred loan fees	468,243	493,047

Allowance for loan losses	11,206	14,624
Net loans	$457,037	$478,423

The Company pledges certain loans as collateral for its FHLB borrowings. Loans collateralizing FHLB borrowings had a carrying value of $276.8 million at March 31, 2012 compared to $252.9 million at September 30, 2011.

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

General Allowance

To determine the general allowance, the Company segregates loans by portfolio segment as defined by loan type. Loans within each segment are then further segregated by credit rating. The Company determines a base reserve rate for each portfolio segment by calculating the average charge-off rate for each segment over a historical time period determined by management, typically one to three years. The base reserve rate is then adjusted based on qualitative factors that management believes could result in future loan losses differing from historical experience. Such qualitative factors can include delinquency rates, loan-to-value ratios, and local economic and real estate conditions. The base reserve rate plus these qualitative adjustments results in a total reserve rate for each portfolio segment. A multiple of the total reserve rate for each segment is then applied to the balance of loans in each segment based on credit rating. Loans rated Excellent have no associated allowance. No loans were rated Excellent at March 31, 2012 or September 30, 2011. Loans rated Good are multiplied by 10% of the total reserve rate, Satisfactory loans are multiplied by 100% of the total reserve rate, and loans rated Watch List, Special Mention, and Substandard are multiplied by 150%, 200%, and 300% of the total reserve rate, respectively. This tiered structure is used by the Company to account for a higher probability of loss for loans with increasingly adverse credit ratings.

Specific Allowance for Impaired Loans

Impaired loans include loans identified as impaired through our credit rating system as well as loans modified in a troubled debt restructuring. Loans are identified as impaired when management believes, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement. Once a loan is identified as impaired, management determines a specific allowance by comparing the outstanding loan balance to net realizable value, which is equal to fair value less estimated costs to sell. The amount of any allowance recognized is the amount by which the loan balance exceeds the net realizable value. If the net realizable value exceeds the loan balance, no allowance is recorded. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Of the $34.5 million of loans classified as impaired at March 31, 2012, $34.4 million were considered “collateral dependent” and evaluated using the fair value of collateral method and $44,000 were evaluated using discounted estimated cash flows. See note 9 for further discussion of the Company's method for estimating fair value on impaired loans.

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(Dollars in thousands)	One-to four-family	Multi-family	Non-residential	Construction	Land and land development	Other	Total
Balance, September 30, 2011	$1,324	$1,357	$3,146	$1,724	$7,064	$9	$14,624
Provision	403	(96)	(445)	(155)	144	(3)	(152)
Recoveries	3	-	-	3	-	-	6
Charge-offs	(68)	-	-	(8)	(3,196)	-	(3,272)
Balance, March 31, 2012	$1,662	$1,261	$2,701	$1,564	$4,012	$6	$11,206

(Dollars in thousands)	One-to four-family	Multi-family	Non-residential	Construction	Land and land development	Other	Total

Balance, September 30, 2010	$1,260	$1,177	$2,888	$2,700	$5,372	$22	$13,419
Provision	454	977	583	236	(1,526)	(12)	712
Recoveries	1	-	-	23	-	-	24
Charge-offs	(464)	-	-	(933)	(836)	-	(2,233)
Balance, March 31, 2011	$1,251	$2,154	$3,471	$2,026	$3,010	$10	$11,922

During the three and six months ended March 31, 2012, the Company recorded net charge-offs of $245,000 and $3.3 million, respectively, compared to net charge-offs of $15,000 and $2.2 million, respectively, in the three and six months ended March 31, 2011. As a result of continued concerns regarding the valuations of collateral for land and land development loans, the Company recorded a provision for loan losses of $144,000 in the six months ended March 31, 2012 for the portfolio of land and land development loans. The Company also recorded a provision for loan losses of $403,000 for its portfolio of one-to four-family loans due to an increase in historical charge-offs and nonaccrual loans in the Company’s portfolio of non-owner-occupied one-to four-family loans. These provisions were more than offset by decreases in the allowances for the Company’s multi-family, nonresidential, and construction loan portfolios. These decreases were partially the result of improving credit quality combined with decreased loan balances in the construction loan portfolio.

Details of the allowance for loan losses by portfolio segment and impairment methodology at March 31, 2012 and September 30, 2011 are as follows:

	March 31, 2012
	General Allowance		Specific Allowance					Allowance as
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Total Balance	Total Allowance	Coverage	% of total allowance
One-to four-family	$106,659	$1,256	$4,339	$406	$110,998	$1,662	1.50%	14.8%
Multi-family	67,422	1,063	12,707	198	80,129	1,261	1.57	11.3
Nonresidential	194,702	2,701	4,327	-	199,029	2,701	1.36	24.1
Construction	30,319	1,564	125	-	30,444	1,564	5.14	14.0
Land and land development	37,352	4,012	12,971	-	50,323	4,012	7.97	35.8
Other	554	6	-	-	554	6	1.00	-
Total allowance	$437,008	$10,602	$34,469	$604	$471,477	$11,206	2.38	100.0%

	September 30, 2011
	General Allowance		Specific Allowance					Allowance as
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Total Balance	Total Allowance	Coverage	% of total allowance
One-to four-family	$110,047	$1,192	$4,900	$132	$114,947	$1,324	1.15%	9.1%
Multi-family	66,347	1,145	12,759	212	79,106	1,357	1.71	9.2
Nonresidential	180,895	3,146	9,852	-	190,747	3,146	1.65	21.5
Construction	43,903	1,697	89	27	43,992	1,724	3.92	11.8
Land and land development	40,500	4,070	26,549	2,994	67,049	7,064	10.54	48.3
Other	650	9	-	-	650	9	1.40	0.1
Total allowance	$442,342	$11,259	$54,149	$3,365	$496,491	$14,624	2.95	100.0%

Details regarding classified loans and impaired loans at March 31, 2012 and September 30, 2011 are as follows:

	March 31,	September 30,
(Dollars in thousands)	2012	2011
Special mention
One-to four-family	$4,803	$5,372
Nonresidential	5,506	-
Construction	2,083	3,142
Land and land development	11,694	7,944
Total special mention loans	24,086	16,458

Substandard
One-to four-family	4,120	4,347
Multi-family	251	253
Nonresidential	3,140	3,156
Construction	166	166
Land and land development	7,621	623
Total substandard loans	15,298	8,545

Impaired
One-to four-family	4,339	4,900
Multi-family	12,707	12,759
Nonresidential	4,327	9,852
Construction	125	89
Land and land development	12,971	26,549
Total impaired loans	34,469	54,149

Total rated loans	$73,853	$79,152

The increase in special mention and substandard loans at March 31, 2012 compared to September 30, 2011 was primarily the result of the reclassification of certain loans classified as impaired at September 30, 2011 to special mention or substandard.

Included in impaired loans are troubled debt restructurings of $6.2 million and $10.6 million at March 31, 2012 and September 30, 2011, respectively, that had related allowance balances of $0 and $239,000, respectively.

Troubled Debt Restructurings

During the six months ended March 31, 2012, the Company modified four loans in troubled debt restructurings, including one construction loan, one nonresidential loan, and two land and land development loans. The restructuring of the construction loan involved the reduction in the loan’s interest rate floor and monthly principal payment requirement to accommodate cash flow difficulties being experienced by the borrower. The specific allowance determined for this loan through a discounted cash flows analysis was not material. This loan remained on accrual status as the borrower was current at March 31, 2012. The nonresidential loan modification consisted of further principal payment reductions and an extension of the call date on a loan previously recognized as a troubled debt restructuring. This loan was returned to accrual status during the six months ended March 31, 2012 as it had remained current on restructured payment requirements for over six months, and the Company believes that the borrower has the intent and ability to keep the loan current. The two land and land development loans restructured share the same collateral and had been previously identified as impaired loans. These loans have matured, and the restructurings consisted of forbearance agreements extending the maturity dates of the loans in order to provide the developers more time to sell the collateral. Interest recognized on a cash basis on restructured loans was not material for the three and six months ended March 31, 2012.

During the six months ended March 31, 2011, the Company modified three loans in troubled debt restructurings, including one land and land development loan with an outstanding balance of $760,000, one construction loan with an outstanding balance of $90,000, and one nonresidential loan with a balance of $5.5 million. The restructuring of the land and land development loan consisted of a reduction in the monthly principal payment requirement to accommodate cash flow difficulties being experienced by the borrower. Interest recognized on a cash basis on restructured loans was not material for the three and six months ended March 31, 2011.

Loans and the related allowance for loan losses summarized by loan type and credit rating at March 31, 2012 are as follows:

(Dollars in thousands)	Total	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
Loans
One-to four-family(1)	$110,998	$104	$25,177	$1,449	$3,860	$1,820	$4,339	$74,249
Multi-family	80,129	20,681	39,036	2,043	-	251	12,707	5,411
Nonresidential	199,029	86,765	92,963	470	5,506	3,140	4,327	5,858
Construction	30,444	-	16,811	517	2,083	166	125	10,742
Land and land development	50,323	-	17,015	-	11,694	7,621	12,971	1,022
Other	554	-	-	-	-	-	-	554
Total loans	$471,477	$107,550	$191,002	$4,479	$23,143	$12,998	$34,469	$97,836

(Dollars in thousands)	Total	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
Allowance for loan losses
One-to four-family(1)	$1,662	$-	$428	$37	$131	$93	$406	$567
Multi-family	1,261	43	824	65	-	16	198	115
Nonresidential	2,701	182	1,952	15	231	198	-	123
Construction	1,564	-	797	37	198	24	-	508
Land and land development	4,012	-	1,062	-	1,459	1,427	-	64
Other	6	-	-	-	-	-	-	6
Total allowance for loans losses	$11,206	$225	$5,063	$154	$2,019	$1,758	$604	$1,383
_________________________
(1)	Owner-occupied one-to four-family loans are considered “Not Rated” in the calculation of the allowance for loan losses.

Details regarding the delinquency status of the Company’s loan portfolio at March 31, 2012 are as follows:

(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One-to four-family	$110,998	$102,451	$1,656	$597	$338	$469	$313	$5,174
Multi-family	80,129	73,787	251	-	-	-	-	6,091
Nonresidential	199,029	194,232	-	2,537	-	-	-	2,260
Construction	30,444	30,197	-	-	-	-	81	166
Land and land development	50,323	34,865	4,056	-	20	-	1,322	10,060
Other	554	554	-	-	-	-	-	-
Total	$471,477	$436,086	$5,963	$3,134	$358	$469	$1,716	$23,751

The following is a summary of information pertaining to impaired and non-accrual loans at March 31, 2012 and September 30, 2011:

	March 31, 2012		September 30, 2011
(Dollars in thousands)	Amount	Allowance	Amount	Allowance
Impaired loans with a specific allowance
One-to four-family	$4,339	$406	$2,328	$132
Multi-family	1,251	198	1,265	212
Construction	-	-	90	27
Land and land development	-	-	9,879	2,994
Total impaired loans with a specific allowance	$5,590	$604	$13,562	$3,365

Impaired loans for which no specific allowance
is necessary
One-to four-family	$-	$-	$2,572	$-
Multi-family	11,456	-	11,494	-
Nonresidential	4,327	-	9,852	-
Construction	125	-	-	-
Land and land development	12,971	-	16,669	-
Total impaired loans for which no specific
allowance is necessary	$28,879	$-	$40,587	$-

(Dollars in thousands)	March 31, 2012	September 30, 2011
Nonaccrual loans
One-to four-family	$9,356	$9,879
Multi-family	6,091	6,103
Nonresidential	7,037	12,572
Construction	247	255
Land and land development	13,235	13,396
Total non-accrual loans	$35,966	$42,205

There were no loans past due ninety days or more and accruing at March 31, 2012 or September 30, 2011. The weighted average balance of impaired loans was $34.9 million and $36.7 million for the three months ended March 31, 2012 and 2011, respectively, and $45.2 million and $29.4 million for the six months ended March 31, 2012 and 2011, respectively. Accrued interest on impaired loans was not material at March 31, 2012 or September 30, 2011. Interest recognized on a cash basis on impaired loans was $347,000 and $229,000 for the three months ended March 31, 2012 and 2011, respectively, and $493,000 and $398,000 for the six months ended March 31, 2012 and 2011, respectively. Interest recognized on a cash basis on nonaccrual loans, including loans classified as impaired, was $482,000 and $423,000 for the three months ended March 31, 2012 and 2011, respectively, and $821,000 and $788,000 for the six months ended March 31, 2012 and 2011, respectively.

Note 5. Real Estate Owned

Real estate owned at March 31, 2012 and September 30, 2011 is summarized as follows:

	March 31,	September 30,
(Dollars in thousands)	2012	2011
Real estate owned
Real estate held for sale	$1,831	$1,545
Real estate held for development and sale	7,000	7,082
Total real estate owned	$8,831	$8,627

During the six months ended March 31, 2012, the Company sold real estate owned totaling $345,000. The Company recognized net gains on sales of real estate owned of $428,000 and $625,000 for the three and six months ended March 31, 2012, respectively, compared with net losses of $46,000 for the three months ended March 31, 2011 and net gains of $54,000 for the six months ended March 31, 2011. Gains on sales for the three months and six months ended March 31, 2012 included the recognition of $358,000 in gains on properties sold in previous periods that had been deferred in accordance with GAAP because financing was provided by the Company and the sales did not meet either initial or continuing investment criteria to qualify for gain recognition. The total of such deferred gains recognized and included in gains on sales for the six months ended March 31, 2012 was $502,000. At March 31, 2012, the Company had deferred gains on sales of real estate owned of $327,000 compared to $771,000 at September 30, 2011. No impairment charges on real estate owned were recognized for the three or six months ended March 31, 2012 compared with impairment charges of $781,000 for the three and six months ended March 31, 2011.

Note 6. Earnings per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company had no dilutive potential common shares for the three and six months ended March 31, 2012. Because the mutual to stock conversion was not completed until April 27, 2011, earnings per share data is not presented for the three or six months ended March 31, 2011.

	Three months ended	Six months ended
(Amounts in thousands, except per share data)	March 31, 2012	March 31, 2012
Numerator:
Net income available to common stockholders	$2,508	$4,283
Denominator:
Weighted-average common shares outstanding	13,223	13,214
Effect of dilutive securities	-	-
Weighted-average common shares outstanding - assuming dilution	13,223	13,214
Earnings per common share	$0.19	$0.32
Earnings per common share - assuming dilution	$0.19	$0.32

Note 7. Employee Benefit Plans

Pension Plan

The Bank has a noncontributory defined benefit pension plan (the “Pension Plan”) for substantially all of the Bank’s employees who were employed on or before July 31, 2011. The Bank froze the Pension Plan to new participants effective August 1, 2011, and, therefore, employees hired after July 31, 2011 are not eligible to participate in the Pension Plan. Retirement benefits under this plan are generally based on the employee’s years of service and compensation during the five consecutive years of highest compensation in the ten years immediately preceding retirement.

The Pension Plan assets are held in a trust fund by the plan trustee. The trust agreement under which assets of the Pension Plan are held is a part of the Virginia Bankers Association Master Defined Benefit Pension Plan (the
“Plan”). The Plan’s administrative trustee is appointed by the board of directors of the Virginia Bankers Association Benefits Corporation. At March 31, 2012, Reliance Trust Company was investment manager for the Plan. Contributions are made to the Pension Plan, at management’s discretion, subject to meeting minimum funding requirements, up to the maximum amount allowed under the Employee Retirement Income Security Act of 1974 (ERISA), based upon the actuarially determined amount necessary for meeting plan obligations. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned by employees in the future.

The Company uses a September 30 measurement date for the Pension Plan.

Components of net periodic benefit cost for the three and six months ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31,		Six months ended March 31,
(Dollars in thousands)	2012	2011	2012	2011
Service cost	$150	$143	$301	$286
Interest cost	166	162	332	324
Expected return on plan assets	(203)	(218)	(406)	(435)
Recognized net actuarial loss	58	16	115	32
Net periodic benefit cost	$171	$103	$342	$207

The net periodic benefit cost is included in personnel expense in the consolidated income statements.

Equity Incentive Plan

On February 21, 2012, the Company adopted the Franklin Financial Corporation 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”), which provides for awards of restricted stock and stock options to key officers and outside directors. The cost of the 2012 Equity Incentive Plan is based on the fair value of restricted stock and stock option awards on their grant date.

The vesting of the restricted stock awards is contingent upon service, performance, and market criteria. Performance criteria consist of the achievement of certain benchmarks regarding tangible book value per share, while market conditions consist of provisions that allow for partial vesting of shares in the event that certain share price targets are met even if performance criteria are not fully met. The fair value of restricted stock is determined based upon management’s assumptions regarding the achievement of performance and market conditions stipulated for each award. For awards with performance conditions, fair value is based upon the price of the Company’s stock on the grant date. For awards with both performance and market conditions, fair value is based on a Monte Carlo analysis incorporating the closing price of the Company’s stock on the grant date along with assumptions related to the Company’s stock price given the achievement of certain performance criteria. Restricted stock awards may not be disposed of or transferred during the vesting period but carry with them the right to receive dividends. The cost of restricted stock awards will be recognized using the graded-vesting method over the five-year vesting period during which participants are required to provide services in exchange for the awards.

The vesting of stock options is contingent only upon meeting service conditions. The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate, and option terms. These assumptions are based on judgments regarding future events, are subjective in nature, and cannot be determined with precision. Since stock option awards contain only service conditions, management has elected to recognize the cost of stock option awards on a straight-line basis over the five-year vesting period during which participants are required to provide services in exchange for the awards.

Shares of common stock issued under the 2012 Equity Incentive Plan may be authorized unissued shares or, in the case of restricted stock awards, may be shares repurchased on the open market. The maximum number of shares that may be awarded under the plan is 2,002,398, including 1,430,284 for option exercises and 572,114 restricted stock shares. Share-based compensation related to stock options and restricted stock recognized for the three and six months ended March 31, 2012 was $17,000, and the related income tax benefit was $7,000.

The table below presents stock option activity for the six months ended March 31, 2012:

(Dollars in thousands, except per share amounts)	Options	Weighted-average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at September 30, 2011	-	N/A	N/A	N/A
Granted	1,152,000	$13.42	10.0	$12
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Options outstanding at March 31, 2012	1,152,000	$13.42	10.0	$12

Expected volatility – Based on the historical volatility of the Company’s stock.

Risk-free interest rate – Based on the U.S. Treasury yield curve and the expected life of the options at the time of grant.

Expected dividends – The Company has not declared a dividend, and therefore no dividends are assumed.

Expected life – Based on a weighted-average of the five-year vesting period and the 10-year contractual term of the stock option plan.

Grant price for the stock options – Based on the closing price of the Company’s stock on the grant date.

The fair value of the Company’s stock option grants in 2012 was determined using the Black-Scholes option pricing formula, which resulted in a fair value of $3.76 per option. The following assumptions were used in the formula:

Expected volatility	24.39%
Risk-free interest rate	1.43%
Expected dividends	0.00%
Expected life (in years)	6.5
Grant price for the stock options	$13.42

At March 31, 2012, the Company had $2.9 million of unrecognized compensation expense related to 778,443 stock options expected to vest. No shares were vested as of March 31, 2012. The table below presents information about stock options expected to vest over the five-year vesting period at March 31, 2012:

(Dollars in thousands, except per share amounts)
Options expected to vest at period end	778,443
Weighted-average exercise price	$13.42
Remaining contractual life (years)	10.0
Aggregate intrinsic value	$8

The table below presents restricted stock award activity for the six months ended March 31, 2012:

	Restricted stock awards	Weighted-average grant date fair value
Non-vested at September 30, 2011	-	N/A
Granted	464,500	$13.42
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2012	464,500	$13.42

At March 31, 2012, unrecognized compensation expense adjusted for expected forfeitures was $4.2 million related to 313,797 shares of restricted stock expected to vest. The weighted-average period over which compensation cost related to non-vested awards is expected to be recognized was 5.0 years at March 31, 2012.

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

Unearned ESOP shares are shown as a reduction of stockholders’ equity. Dividends on unearned ESOP shares, if paid, will be considered to be compensation expense. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential will be recognized in stockholders’ equity. The Company will receive a tax deduction equal to the cost of the shares released. As the ESOP is internally leveraged, the loan receivable by Franklin Financial from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Compensation expense related to the ESOP for the three and six months ended March 31, 2012 was $186,000 and $424,000, respectively. The fair value of unearned ESOP shares, using the closing quoted market price per share of the Company’s stock, was $14.4 million at March 31, 2012. A summary of ESOP share allocation for the six months ended March 31, 2012 is as follows:

Shares allocated at September 30, 2011	35,987
Shares allocated during the period	35,449
Shares distributed during the period	-
Allocated shares held by the ESOP trust at March 31, 2012	71,436
Unearned shares at March 31, 2012	1,072,791
Total ESOP shares	1,144,227

Stock-Based Deferral Plan

In connection with the Company’s stock conversion completed in April 2011, the Company adopted a stock-based deferral plan whereby certain officers and directors could use funds from previously existing nonqualified deferred compensation plans to invest in stock of the Company. The Company established a trust to hold shares purchased through the stock-based deferral plan, and the trust purchased 245,783 shares in the conversion and 6,432 thereafter. The trust qualifies as a rabbi trust that will be settled upon the retirement of participating officers and directors through the distribution of shares held by the trust. As a result, shares held by the trust are accounted for in a manner similar to treasury stock, and the deferred compensation balance is recorded as a component of additional paid-in capital on the Company’s consolidated balance sheet in accordance with GAAP.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since some commitments may expire without being funded, the commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $98.9 million and $55.7 million at March 31, 2012 and September 30, 2011, respectively.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk and recourse provisions involved in issuing letters of credit are essentially the same as those involved in extending loans to customers, and the estimated fair value of these letters of credit, which is included in accrued expenses and other liabilities, was not material at March 31, 2012 and September 30, 2011, respectively. The amount of standby letters of credit was $344,000 and $1.0 million at March 31, 2012 and September 30, 2011, respectively. The Company believes that the likelihood of having to perform on standby letters of credit is remote based on the financial condition of the guarantors and the Company’s historical experience.

At March 31, 2012, the Company had rate lock commitments to originate mortgage loans amounting to $101,000 and mortgage loans held for sale of $2.0 million compared to $3.8 million and $922,000, respectively, at September 30, 2011. At March 31, 2012, the Company had corresponding commitments outstanding of $2.1 million to sell loans on a best-efforts basis compared to $4.7 million at September 30, 2011. These commitments to sell loans are designed to eliminate the Company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

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

Securities held to maturity: Securities held-to-maturity are recorded at fair value on a non-recurring basis. A held-to-maturity security’s amortized cost is adjusted only in the event that a decline in fair value is deemed to be other-than-temporary. At March 31, 2012, certain held-to-maturity securities were deemed to be other-than-temporarily impaired. These securities are classified as Level 3 securities and were written down to fair value at the balance sheet date determined by discounting estimated future cash flows. Management believes that classification and valuation of these securities, consisting of private-label asset-backed securities, as Level 3 assets was necessary as the market for such securities severely contracted beginning in 2008 and became and has remained inactive since that time. While the market for highly-rated private-label securities with low delinquency levels and high subordination saw significant price improvement beginning in the second half of fiscal 2010, the market for securities similar to those recognized as other-than-temporarily impaired, which had low ratings, high delinquency levels, and low subordination levels, remained inactive. As a result, management does not believe that quoted prices on similar assets were representative of fair value as there were few transactions, and transactions were often executed at distressed prices. Management estimates and discounts future cash flows based on a combination of observable and unobservable inputs, including a security’s subordination percentage, projected delinquency rates, and estimated loss severity given default. These estimates are discounted using observable current market rates for securities with similar credit quality.

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

Assets measured at fair value on a recurring basis as of March 31, 2012 are summarized below:

	Total	Level 1	Level 2	Level 3
Securities available for sale
States and political subdivisions	$13,562	$-	$11,798	$1,764
Agency mortgage-backed securities	30,069	-	30,069	-
Agency collateralized mortgage obligations	208,272	-	208,272	-
Corporate equity securities	27,598	27,598	-	-
Corporate debt securities	125,158	-	120,292	4,866
Total assets at fair value	$404,659	$27,598	$370,431	$6,630

A rollforward of securities classified as Level 3 measured at fair value on a recurring basis from the prior year end is as follows:

Balance of Level 3 assets measured on a recurring basis at September 30, 2011	$6,685
Principal payments in period	(93)
Accretion (amortization) of premiums or discounts	(14)
Other-than-temporary impairment charges included in noninterest income	(686)
Increase (decrease) in unrealized gains or losses included in accumulated other comprehensive income	738
Balance of Level 3 assets measured on a recurring basis at March 31, 2012	$6,630

Level 3 securities measured at fair value on a recurring basis at March 31, 2012 consist of one municipal bond and one corporate debt security for which the Company was not able to obtain dealer quotes due to lack of trading activity. These two securities are measured at fair value based on a combination of the observable market prices of similar securities based on their trading activity and broker quotes. Price estimates are then adjusted for liquidity discounts necessary to account for the lack of trading activity for each security. Changes in the liquidity discount applied could result in significantly higher or lower fair value measurements. During the three months ended March 31, 2012, the Company recognized an other-than-temporary impairment charge on the municipal bond of $686,000, which is included in noninterest income (expense) in the income statement.

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period, including held-to-maturity securities, impaired loans, and real estate owned. Held-to-maturity securities are measured at fair value in a period in which an other-than-temporary impairment charge is recognized. Impaired loans are measured at fair value when a change in the value of the underlying collateral or a change in the present value of estimated future cash flows result in a change in the specific allowance for such a loan. Real estate owned is measured at fair value in the period of foreclosure or in a period in which a change in net realizable value results in an impairment charge.

Assets measured at fair value on a non-recurring basis as of March 31, 2012 are included in the table below:

	Total	Level 1	Level 2	Level 3
Non-agency collateralized mortgage obligations	$547	$-	$-	$547
Impaired loans
One-to four-family	3,933	-	3,933	-
Real estate owned	555	-	555	-
Total assets at fair value	$5,035	$-	$4,488	$547

In estimating the fair value of non-agency collateralized mortgage obligations (“CMOs”), the Company performs a discounted cash flow analysis that uses certain unobservable inputs, including delinquency and loss severity rates for the collateral underlying each security, cash flow estimates obtained from a third-party service, and the discount rate applied. Since there is no readily-available discount rate for each individual security, the Company begins with the rate of a seven-year corporate bond (which management believes mirrors the expected remaining life of these securities) with a credit rating of B as of the balance sheet date. The Company applies this rate as the discount rate on non-agency CMOs rated as “investment grade” (i.e. BBB or better) by the major rating agencies and applies multiples of this rate to non-agency CMO’s of lower credit quality. For securities rated between BB+ and B-, the Company applies this rate times a factor of two; for securities rated between CCC+ and C-, the Company applies this rates times a factor of three; and for securities rate below C-, the Company applies this rate times a factor of four. The following table provides information about unobservable inputs used in the valuation of non-agency CMOs at March 31, 2012:

	Range	Weighted Average
Delinquency rate	0.00% – 72.87%	18.32%
Loss severity	17.81% – 79.19%	46.50%
Discount rate	6.56% – 26.25%	19.63%

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

The estimated fair values of the Company’s financial instruments, as well as their classifications in the fair value hierarchy, at March 31, 2012 and September 30, 2011 are as follows:

	March 31, 2012
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$135,996	$135,996	$135,996	$135,996	$-	$-	$-	$-
Securities available for sale	404,659	404,659	27,598	27,598	370,431	370,431	6,630	6,630
Securities held to maturity	22,975	22,403	-	-	11,067	11,840	11,908	10,563
Net loans	457,037	475,026	-	-	-	-	457,037	475,026
Loans held for sale	1,953	1,953	-	-	1,953	1,953	-	-
FHLB stock	10,637	10,637	10,637	10,637	-	-	-	-
Accrued interest receivable	4,599	4,599	4,592	4,592	-	-	-	-

Financial liabilities:
Deposits	637,943	642,841	-	-	637,943	642,841	-	-
FHLB borrowings	190,000	221,636	-	-	190,000	221,636	-	-
Accrued interest payable	922	922	922	922	-	-	-	-
Advance payments by borrowers for taxes and insurance	2,386	2,386	2,386	2,386	-	-	-	-

Off-balance-sheet financial instruments:
Commitments to extend credit	98,949	-	-	-	-	-	98,949	-
Standby letters of credit	344	4	-	-	-	-	344	4

	September 30, 2011
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$115,749	$115,749	$115,749	$115,749	$-	$-	$-	$-
Securities available for sale	396,809	396,809	21,673	21,673	368,451	368,451	6,685	6,685
Securities held to maturity	25,517	23,248	-	-	12,064	13,085	13,453	10,163
Net loans	478,423	497,084	-	-	-	-	478,423	497,084
Loans held for sale	922	922	-	-	922	922	-	-
FHLB stock	11,014	11,014	11,014	11,014	-	-	-	-
Accrued interest receivable	4,901	4,901	4,901	4,901	-	-	-	-

Financial liabilities:
Deposits	648,754	655,790	-	-	648,754	655,790	-	-
FHLB borrowings	190,000	223,240	-	-	190,000	223,240	-	-
Accrued interest payable	904	904	904	904	-	-	-	-
Advance payments by borrowers for taxes and insurance	2,335	2,335	2,335	2,335	-	-	-	-

Off-balance-sheet financial instruments:
Commitments to extend credit	55,702	-	-	-	-	-	55,702	-
Standby letters of credit	1,015	3	-	-	-	-	1,015	3

Note 10. Subsequent Events

FHLB Advance Restructurings

Subsequent to March 31, 2012, the Company exchanged six FHLB borrowings totaling $120.0 million for new advances of the same amount. In connection with these exchanges, the Company paid prepayment penalties totaling $12.1 million. The new advances were not considered to be substantially different from the original advances in accordance with ASC 470-50, Debt – Modifications and Exchanges, and as a result the prepayment penalties will be treated as a discount on the new debt and amortized over the life of the new advances as an adjustment to rate. Details regarding these exchanges are as follows (dollars in thousands):

Terms of Original Advance	Terms of New Advance	Advance Amount	Prepayment Penalty	Effective Rate of New Advance
Interest payable monthly at a fixed rate of 3.49%, principal due and payable on December 5, 2013	Interest payable quarterly at a fixed rate of 1.30%, principal due and payable on April 25, 2017	$10,000	$476	2.25%

Interest payable monthly at a fixed rate of 3.44%, principal due and payable on December 10, 2013	Interest payable quarterly at a fixed rate of 1.05%, principal due and payable on April 25, 2016	10,000	470	2.23%

Interest payable quarterly at a fixed rate of 3.72%, principal due and payable on June 9, 2015	Interest payable quarterly at a fixed rate of 3.04%, principal due and payable on May 4, 2018	25,000	*	3.04%

Interest payable quarterly at a fixed rate of 5.58%, principal due and payable on May 16, 2016	Interest payable quarterly at a fixed rate of 4.31%, principal due and payable on May 8, 2022	25,000	*	4.31%

Interest payable monthly at a fixed rate of 5.36%, principal due and payable on November 1, 2016	Interest payable quarterly at a fixed rate of 2.28%, principal due and payable on May 4, 2021	25,000	4,710	4.41%

Interest payable monthly at a fixed rate of 5.85%, principal due and payable on September 17, 2018	Interest payable quarterly at a fixed rate of 3.69%, principal due and payable on May 3, 2032	25,000	6,411	5.03%

		$120,000	$12,067

*The prepayment penalty is embedded in the rate for the new advance.

Stock Repurchase Program

On May 3, 2012, the Board of Directors approved a stock repurchase program whereby the Company may repurchase up to 5%, or 715,141 shares, of its outstanding common stock either on the open market or through private transactions until October 31, 2012. Purchases will be conducted through an SEC Rule 10b5-1 repurchase plan with Sandler O’Neill & Partners, L.P. (“Sandler”) whereby Sandler will, from time to time and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, act as agent for the Company in purchasing shares based upon the parameters of the Rule 10b5-1 repurchase plan. The Rule 10b5-1 repurchase plan allows the Company to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout period.

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

Other-Than-Temporary Impairment. Investment securities are reviewed at each quarter to determine whether the fair value is below the current amortized cost. When the fair value of any of our investment securities has declined below its amortized cost, management is required to assess whether the decline is other than temporary. In making this assessment, we consider such factors as the type of investment, the length of time and extent to which the fair value has been below the carrying value, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment long enough to allow for any anticipated recovery. The decision to record a write-down, its amount and the period in which it is recorded could change if management’s assessment of the above factors were different. We do not record impairment write-downs on debt securities when impairment is due to changes in interest rates, since we have the intent and ability to realize the full value of the investments by holding them to maturity. Quoted market value is considered to be fair value for actively traded securities. For illiquid and thinly traded securities where market quotes are not available, we use discounted cash flows to determine fair value. Additional information regarding our accounting for investment securities is included in note 2 of the notes to the unaudited consolidated financial statements.

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

Comparison of Financial Condition at March 31, 2012 and September 30, 2011

Assets. Total assets at March 31, 2012 were $1,099.9 million, an increase of $2.9 million, or 0.3%, from total assets of $1,097.0 million at September 30, 2011.

Cash and cash equivalents increased $20.3 million to $136.0 million at March 31, 2012 compared to $115.7 million at September 30, 2011, an increase of 17.5%. Securities increased $5.3 million, or 1.3%, to $427.6 million at March 31, 2012 compared to $422.3 million at September 30, 2011. The increase in securities included the purchase of $66.3 million of agency CMOs and $8.2 million of corporate bonds and a $9.8 million increase in net unrealized gains on securities available-for-sale, partially offset by other-than-temporary impairment charges of $2.9 million, $63.2 million of normal principal payments on securities, $7.5 million of maturities of agency securities, and $4.2 million of sales of municipal bonds.

The Company did not purchase any corporate equity securities during the six months ended March 31, 2012. However, at its February 22, 2012 meeting, the Board of Directors partially lifted the moratorium on the purchase of equity securities by the Company by revising the Investment Policy to allow selected purchases of the common stocks of Virginia-based community banking institutions. Any such purchases must be recommended by the Investment Committee and approved in advance by the Board. The Company plans to make strategic investments in larger, consistently-profitable Virginia-based community banking institutions whose stocks generally have trading volumes equal to or greater than the Company’s and whose franchises are deemed attractive in connection with the anticipated consolidation of the community banking industry in Virginia. The lifting of the moratorium does not change the Company’s longer-term goal of gradually reducing its common stock investments, but, in the intermediate term, reductions will be made in investments in larger cap entities, and investments in Virginia-based community banking institution stocks may increase.

Total loans, excluding loans held for sale, decreased $25.0 million, or 5.0%, to $471.5 million at March 31, 2012 compared to $496.5 million at September 30, 2011. The decrease was the result of several significant loan prepayments as well as charge-offs of $3.3 million. One- to four-family loans declined $3.9 million, construction loans declined $13.5 million, land and land development loans declined $16.7 million, and other loans declined $96,000. These declines were partially offset by increases in multi-family loans of $1.0 million and nonresidential loans of $8.3 million.

Liabilities. Total liabilities at March 31, 2012 were $837.0 million compared to $847.4 million at September 30, 2011, a decrease of $10.4 million, or 1.2%, as a result of a $9.3 million decrease in certificates of deposit as several large deposits matured and were not renewed at current low rates and a $1.5 million decrease in money market checking and money market savings accounts. Changes in other liability categories were not significant, including FHLB borrowings, which were unchanged at $190.0 million at March 31, 2012 and September 30, 2011.

Stockholders’ equity. Stockholders’ equity was $262.9 million at March 31, 2012, an increase of $13.3 million, or 5.3%, from September 30, 2011. The increase was the result of net income held in retained earnings of $4.3 million and a $8.7 million increase in accumulated other comprehensive income caused primarily by a net increase in the estimated fair value of our portfolio of available-for-sale securities.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011

General. We had net income of $2.5 million for the three months ended March 31, 2012 compared to $1.7 million for the three months ended March 31, 2011, an increase of $773,000, or 44.6%. The increase was the net result of a $562,000 increase in net interest income, a $588,000 decrease in the provision for loan losses, a $489,000 increase in other-than-temporary impairment charges on securities included in earnings, a $364,000 decline in gains on sales of securities, a $474,000 increase in gains on sales of other real estate owned, a $556,000 decrease in other noninterest expenses, and a $555,000 increase in income tax expense.

Net Interest Income. Net interest income increased $562,000, or 9.0%, to $6.8 million in the quarter ended March 31, 2012 from $6.2 million in the quarter ended March 31, 2011. The increase in net interest income resulted from investing the funds received in the mutual-to-stock conversion completed in April 2011 and a decline in rates paid on deposits.

Total interest and dividend income decreased $145,000, or 1.3%, to $11.0 million for the quarter ended March 31, 2012 from $11.2 million for the quarter ended March 31, 2011. Interest income on loans decreased $70,000 from the comparable quarter in the prior year as an 11 basis point increase in the overall yield was more than offset by a decrease of $16.8 million in the average balance of loans for the three months ended March 31, 2012 compared to the comparable quarter in the prior year. The average balance of nonresidential loans increased $5.0 million while the yield declined 8 basis points for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The average balance of multi-family loans increased $1.2 million while the yield declined 40 basis points for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. These increases in average balances were more than offset by a $10.4 million decline in the average balance of one- to four-family loans, a $5.7 million decline in the average balance of construction loans, and a $6.6 million decline in the average balance of land and land development loans. The yields on one- to four-family and land and land development loans increased 17 basis points and 106 basis points, respectively, while the yield on construction loans declined 5 basis points. Rates on one- to four-family loans increased because of a higher concentration of investment property loans, which have higher yields. Rates on land and land development loans were positively affected in the quarter ended March 31, 2012 by collections on nonaccrual loans and by rate floors.

Interest and dividend income on investment securities decreased $80,000, or 2.4%, as a $76.0 million increase in the average balance of investment securities for the three months ended March 31, 2012 compared to the comparable quarter in the prior year was more than offset by a 75 basis point decline in yield. The decrease was due primarily to a $58,000 decline in interest income on MBS for the three months ended March 31, 2012 compared to the comparable quarter in the prior year due to an 81 basis point decline in yield and only a $465,000 increase in the average balance. Additionally, an increase in the average balance of CMOs of $90.5 million was more than offset by a 122 basis point decline in yield and resulted in a decrease in interest income of $40,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The Company has significantly increased its investment in short-term CMOs to meet regulatory qualified thrift lender requirements, to better position the Company for rising interest rates, and to manage the proceeds from the Company’s stock conversion until the funds can be effectively deployed into new loan opportunities. Partially offsetting the foregoing decreases was a $57,000 increase in interest income on corporate debt securities.

Total interest expense decreased $707,000, or 14.3%, to $4.2 million for the quarter ended March 31, 2012 from $4.9 million for the three months ended March 31, 2011. The decline was the result of a $728,000 decrease in deposit costs partially offset by a $21,000 increase in FHLB borrowings costs for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The average balance of interest-bearing deposits decreased $34.9 million due to a decrease in average certificates of deposit of $25.9 million along with a $9.0 million decrease in money market savings and money market checking accounts. The Company has not been aggressive in deposit pricing since its mutual to stock conversion because of the large amount of cash raised in the conversion. The average interest rate paid on deposits decreased 39 basis points as a result of the lower interest rate environment for deposits in the quarter ended March 31, 2012 compared to the comparable period in the prior year.

Provision for Loan Losses. The provision for loan losses decreased $588,000 to a credit provision of $298,000 for the three months ended March 31, 2012 compared to a provision expense of $290,000 for the three months ended March 31, 2011. The decrease in the provision reflects a combination of a decrease in the balance of loans outstanding as well as lower nonperforming loans and a leveling-off of problem loans in certain portfolios for the most recent quarter compared to the three months ended March 31, 2011. The Company recorded provisions of $126,000 and $196,000 in the nonresidential and construction loan portfolios, respectively, for the three months ended March 31, 2012. The increase in the provision for the nonresidential portfolio was the result of a $12.2 million increase in loan balances, while the provision for the construction portfolio reflects changes in loan ratings that offset a decline in loan balances of $8.0 million. The Company recorded credit provisions for the one- to four-family, multi-family, and land and land development loan portfolios totaling $618,000, partially as a result of declining loan balances and partially due to improving credit quality. Net loan charge-offs were $245,000 for the quarter ended March 31, 2012 compared to $14,000 for the quarter ended March 31, 2011. The overall allowance rate declined 8 basis points at March 31, 2012 to 2.38% of total loans from 2.46% of total loans at December 31, 2011. See note 4 of the notes to the unaudited consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

Noninterest Income

The following table presents the components of noninterest income and the percentage change in each for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2012	2011	%
Service charges on deposit accounts	$16	$12	38.2%
Other service charges and fees	108	91	18.9
Gains on sales of loans held for sale	63	65	(3.4)
Gains on sales of securities, net	-	364	(100.0)
Gains (losses) on sales of other real estate owned	428	(46)	NM
Impairment of securities	(935)	(490)	90.8
Impairment recognized in OCI	(64)	(108)	(41.2)
Net impairment reflected in earnings	(871)	(382)	128.1
Increase in cash surrender value of bank-owned
life insurance	319	316	1.2
Other operating income	125	146	(14.7)
Total noninterest income	$188	$566	(66.8)

Gains, Losses, and Impairment Charges on Securities. Other-than-temporary-impairment charges on securities reflected in earnings increased $489,000 to $871,000 for the three months ended March 31, 2012 compared to $382,000 for the quarter ended March 31, 2011. Impairment charges reflected in earnings consisted of $719,000 in charges on debt securities and $152,000 on equity securities for the three months ended March 31, 2012 compared to $330,000 on debt securities and $52,000 on equity securities in the three months ended March 31, 2011. Impairment charges for the three months ended March 31, 2012 primarily related to the impairment of the Company’s investment in an auction-rate municipal bond backed by student loans. This bond was downgraded in the most recent quarter and has been experiencing deterioration in the underlying pool of student loans. Additionally, as shown in the table above, the Company had no gains on sales of securities in the quarter ended March 31, 2012 compared to net gains of $364,000 in the quarter ended March 31, 2011.

Noninterest Income, Excluding Gains, Losses, and Impairment Charges on Securities. Total other noninterest income excluding gains, losses, and impairment charges on securities increased $475,000, or 81.4%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily as a result of $428,000 in net gains on sales of real estate owned in the three months ended March 31, 2012 compared to net losses on sale of $46,000 in the comparable period in the prior year.

Noninterest Expense.

The following table presents the components of noninterest expense and the percentage change for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2012	2011	%
Personnel expense	$2,050	$1,997	2.6%
Occupancy expense	228	207	10.2
Equipment expense	232	221	4.8
Advertising expense	51	32	57.8
Federal deposit insurance premiums	203	272	(25.2)
Other operating expenses	848	1,439	(41.1)
Total other noninterest expenses	$3,612	$4,168	(13.3)

Total noninterest expenses decreased $556,000, or 13.3%, to $3.6 million for the three months ended March 31, 2012 compared to $4.2 million for the three months ended March 31, 2011. The decrease in noninterest expenses was due primarily to a $781,000 decrease in impairment charges on real estate owned, partially offset by a $183,000 increase in other operating expenses related to increases in regulatory and compliance costs associated with being a publicly-traded company. Federal deposit insurance premiums decreased $69,000 because of the improved credit risk rating of the Bank.

Income Tax Expense. Income tax expense was $1.2 million for the three months ended March 31, 2012 compared to $597,000 for the three months ended March 31, 2011. The effective income tax rate for the three months ended March 31, 2012 was 31.5% compared to an effective income tax rate of 25.6% for the three months ended March 31, 2011.

Comparison of Operating Results for the Six Months Ended March 31, 2012 and March 31, 2011

General. We had net income of $4.3 million for the six months ended March 31, 2012 compared to $3.8 million for the six months ended March 31, 2011, an increase of $513,000, or 13.6%. The increase was the net result of a $1.2 million increase in net interest income, an $864,000 decrease in the provision for loan losses, a $1.6 million increase in other-than-temporary impairment charges on securities included in earnings, a $461,000 increase in other service charges and fees, a $264,000 decrease in gains on sales of securities, a $571,000 increase in gains on sales of other real estate owned, a $452,000 decrease in other noninterest expenses, and a $985,000 increase in income tax expense.

Net Interest Income. Net interest income increased $1.2 million, or 9.2%, to $13.9 million in the six months ended March 31, 2012 from $12.7 million in the six months ended March 31, 2011. The increase in net interest income resulted from investing the funds received in the mutual-to-stock conversion completed in April 2011 and a decline in rates paid on deposits.

Total interest and dividend income decreased $237,000, or 1.0%, to $22.5 million for the six months ended March 31, 2012 from $22.7 million for the six months ended March 31, 2011. Interest income on loans decreased $367,000 as loan yields declined in all categories except for land and land development loans and other loans. The yield on loans decreased 2 basis points while the average balance decreased $11.2 million for the six months ended March 31, 2012 compared to the comparable period in the prior year. The average balance on multi-family and nonresidential loans increased $1.2 million and $10.4 million, respectively, while yields on such loans declined 21 basis points and 3 basis points, respectively, for the six months ended March 31, 2012 compared to the six months ended March 31, 2011. These increases in average balances were more than offset by a $12.5 million decline in the average balance of one- to four-family loans, a $4.0 million decline in the average balance of construction loans, and a $5.0 million decline in the average balance of land and land development loans. The yields on one- to four-family and construction loans declined 5 basis points and 26 basis points, respectively, due both to prepayments of higher yielding loans and more competitive market pricing of new and renewing loans, while the yield on land and land development loans increased 26 basis points. Rates on land and land development loans were positively affected in the six months ended March 31, 2012 by collections on nonaccrual loans and by rate floors.

Interest and dividend income on investment securities increased $134,000, or 2.0%, as a $96.3 million increase in the average balance of investment securities for the six months ended March 31, 2012 compared to the comparable period in the prior year more than offset a 77 basis point decline in yield. The increase was due to a $111.6 million increase in the average balance of CMOs that more than offset a 130 basis point decline in yield and resulted in an increase in interest income of $183,000 for the six months ended March 31, 2012 compared to the six months ended March 31, 2011. The Company has significantly increased its investment in short-term CMOs to meet regulatory qualified thrift lender requirements, to better position the Company for rising interest rates, and to manage the proceeds from the Company’s stock conversion until the funds can be effectively deployed into new loan opportunities. Additionally, interest income on corporate bonds increased $169,000 as an increase in yield of 42 basis points more than offset a $3.4 million decline in the average balance for the six months ended March 31, 2012 compared to the comparable period in the prior year. These increases were partially offset by a decrease in interest income on MBSs of $175,000 for the six months ended March 31, 2012 compared to the comparable period in the prior year due to an 87 basis point decline in yield and a $2.2 million decline in the average balance.

Total interest expense decreased $1.4 million, or 14.0%, to $8.6 million for the six months ended March 31, 2012 from $10.0 million for the six months ended March 31, 2011. The decline was the result of a $1.4 million decrease in deposit costs. The average balance of interest-bearing deposits decreased $17.4 million due to a decrease in average certificates of deposit of $11.1 million along with a $6.3 million decrease in money market savings and money market checking accounts. The average interest rate paid on deposits decreased 41 basis points as a result of the lower interest rate environment for deposits in the six months ended March 31, 2012.

Provision for Loan Losses. The provision for loan losses decreased $864,000 to a credit provision of $152,000 for the six months ended March 31, 2012 compared to a provision expense of $712,000 for the six months ended March 31, 2011. The decrease in the provision reflects a combination of a decrease in the balance of loans outstanding as well as lower nonperforming loans and a leveling-off of problem loans in certain portfolios for the six months ended March 31, 2012 compared to the six months ended March 31, 2011. The Company recorded provisions of $403,000 and $144,000 in the one-to four-family and land and land development loan portfolios, respectively. The provision for the one-to four-family portfolio was the result of an increase in nonperforming non-owner-occupied loans, while the provision for the land and land development portfolio reflects management’s continued concerns regarding collateral valuations in this portfolio. The Company recorded credit provisions for the multi-family, nonresidential, and construction loan portfolios totaling $696,000, partially as a result of declining loan balances and partially due to improving credit quality in the Company’s nonresidential and construction loan portfolios. Net loan charge-offs were $3.3 million for the six months ended March 31, 2012 compared to $2.2 million for the six months ended March 31, 2011. The overall allowance rate declined 57 basis points at March 31, 2012 to 2.38% of total loans from 2.95% of total loans at September 30, 2011. See note 4 of the notes to the unaudited consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

Noninterest Income

The following table presents the components of noninterest income and the percentage change in each for the periods indicated:

	Six months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2012	2011	%
Service charges on deposit accounts	$24	$20	19.3%
Other service charges and fees	614	153	302.4
Gains on sales of loans held for sale	141	216	(34.7)
Gains on sales of securities, net	-	264	(100.0)
Gains on sales of other real estate owned	625	54	NM
Impairment of securities	(2,879)	(786)	266.1
Impairment recognized in OCI	(553)	(105)	425.7
Net impairment reflected in earnings	(2,326)	(681)	241.5
Increase in cash surrender value of bank-owned
life insurance	642	636	1.0
Other operating income	225	270	(17.0)
Total noninterest income (expense)	$(55)	$932	(105.9)

Gains, Losses, and Impairment Charges on Securities. Other-than-temporary-impairment charges on securities reflected in earnings increased $1.6 million to $2.3 million for the six months ended March 31, 2012 compared to $681,000 for the six months ended March 31, 2011. Impairment charges reflected in earnings consisted of $815,000 in charges on debt securities and $1.5 million on equity securities for the six months ended March 31, 2012 compared to $629,000 on debt securities and $52,000 on equity securities in the six months ended March 31, 2011. Debt impairment charges for the six months ended March 31, 2012 related primarily to the Company’s investment in an auction-rate municipal bond backed by student loans that was downgraded in the three months ended March 31, 2012 and is experiencing deteriorating collateral quality. Equity impairment charges for the six months ended March 31, 2012 primarily related to the impairment of the Company’s investment in one Virginia-based community bank with a price trend that raises significant concern about the ability of the stock price to return to the Company’s cost basis in a reasonable period of time. Additionally, as shown in the table above, the Company had no gains on sales of securities in the six months ended March 31, 2012 compared to gains of $264,000 in the six months ended March 31, 2011.

Noninterest Income, Excluding Gains, Losses, and Impairment Charges on Securities. Total other noninterest income excluding gains, losses, and impairment charges on securities increased $922,000, or 68.3%, for the six months ended March 31, 2012 compared to the six months ended March 31, 2011, primarily as a result of a $461,000 increase in other service charges and fees and a $571,000 increase in gains on sales of other real estate owned. The increase in other service charges and fees was the result of fees received in connection with the prepayment of several large loans due either to refinancing or the sale of the underlying collateral, which totaled $509,000 in the six months ended March 31, 2012 compared to $13,000 in the comparable six months in the prior year.

Noninterest Expense.

The following table presents the components of noninterest expense and the percentage change for the periods indicated:

	Six months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2012	2011	%
Personnel expense	$4,078	$3,890	4.8%
Occupancy expense	440	408	7.9
Equipment expense	458	446	2.6
Advertising expense	110	72	52.3
Federal deposit insurance premiums	411	518	(20.7)
Other operating expenses	1,669	2,284	(26.9)
Total other noninterest expenses	$7,166	$7,618	(5.9)

Total noninterest expenses decreased $452,000, or 5.9%, to $7.2 million for the six months ended March 31, 2012 compared to $7.6 million for the six months ended March 31, 2011. The decrease in noninterest expenses was due primarily to a $107,000 decrease in federal deposit insurance premiums and a $615,000 decrease in other operating expenses. The decrease in other operating expenses was due to no impairment charges on real estate owned for the six months ended March 31, 2012 compared to impairment charges of $781,000 for the six months ended March 31, 2011. These decreases were partially offset by an $188,000 increase in personnel expense caused by a $424,000 increase in expenses related to the Company’s ESOP and a $136,000 increase in pension plan expenses partially offset by a $312,000 decrease in deferred compensation plan expenses and a $56,000 decrease in salary expenses.

Income Tax Expense. Income tax expense was $2.5 million for the six months ended March 31, 2012 compared to $1.5 million for the six months ended March 31, 2011. The effective income tax rate for the six months ended March 31, 2012 was 36.8% compared to an effective income tax rate of 28.5% for the six months ended March 31, 2011. The increase in the effective tax rate is due primarily to the $1.5 million impairment loss on equity securities. Losses on equity securities are capital losses and can be utilized for tax purposes to offset capital gains. Because the Company is in a capital loss carryforward position and unable to utilize the capital loss, no related tax benefit was allowed for the six months ended March 31, 2012.

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

	For the Three Months Ended March 31,
	2012			2011
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One-to four-family	$110,646	$1,955	7.11%	$121,089	$2,072	6.94%
Multi-family	78,914	1,290	6.57	77,756	1,337	6.97
Nonresidential	188,268	3,155	6.74	183,264	3,080	6.82
Construction	35,909	451	5.05	41,572	523	5.10
Land and land development	61,984	867	5.63	68,624	773	4.57
Other	571	12	8.45	809	15	7.52
Total loans	476,292	7,730	6.53	493,114	7,800	6.42
Securities:
Collateralized mortgage obligations	243,757	1,125	1.86	153,237	1,165	3.08
Mortgage-backed securities	32,116	237	2.97	31,651	295	3.78
States and political subdivisions	13,730	186	5.45	18,738	210	4.55
U. S. government agencies	825	4	1.95	10,303	25	0.98
Corporate equity securities	25,194	77	1.23	24,829	72	1.18
Corporate debt securities	121,894	1,595	5.26	122,884	1,538	5.07
Total securities	437,516	3,224	2.96	361,642	3,305	3.71
Investment in FHLB stock	10,637	33	1.29	12,071	24	0.81
Other interest-earning assets	94,360	30	0.12	66,642	33	0.21
Total interest-earning assets	1,018,805	11,017	4.35	933,469	11,162	4.85
Allowance for loan losses	(11,930)			(12,098)
Noninterest-earning assets	80,304			91,999
Total assets	$1,087,179			$1,013,370
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Money market savings	$221,418	255	0.46	$227,218	515	0.92
Money market checking	43,362	51	0.47	46,586	108	0.94
Certificates of deposit	364,113	1,638	1.81	390,036	2,049	2.13
Total deposits	628,893	1,944	1.24	663,840	2,672	1.63
FHLB borrowings	190,000	2,287	4.84	190,000	2,266	4.84
Total interest-bearing liabilities	818,893	4,231	2.08	853,840	4,938	2.35
Noninterest bearing liabilities	10,012			28,178
Total liabilities	828,905			882,018
Stockholders’ equity	258,274			131,352
Total liabilities and stockholders’ equity	$1,087,179			$1,013,370
Net interest income		$6,786			$6,224
Interest rate spread(1)			2.27%			2.50%
Net interest margin(2)			2.68%			2.70%
Average interest-earning assets to average interest-bearing liabilities			124.41%			109.33%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	For the Six Months Ended March 31,
	2012			2011
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One-to four-family	$111,257	$3,920	7.05%	$123,798	$4,384	7.10%
Multi-family	78,394	2,591	6.61	77,179	2,624	6.82
Nonresidential	188,867	6,432	6.81	178,427	6,082	6.84
Construction	37,776	948	5.02	41,815	1,100	5.28
Land and land development	64,353	1,700	5.28	69,323	1,736	5.02
Other	598	25	8.36	1,925	57	5.94
Total loans	481,245	15,616	6.49	492,467	15,983	6.51
Securities:
Collateralized mortgage obligations	252,549	2,476	1.96	140,972	2,293	3.26
Mortgage-backed securities	30,858	466	3.02	33,059	641	3.89
States and political subdivisions	15,307	376	4.91	19,598	429	4.39
U. S. government agencies	2,485	18	1.45	8,630	38	0.88
Corporate equity securities	24,195	185	1.53	23,382	155	1.33
Corporate debt securities	119,761	3,207	5.36	123,192	3,038	4.94
Total securities	445,155	6,728	3.02	348,833	6,594	3.79
Investment in FHLB stock	10,742	57	1.04	12,197	37	0.61
Other interest-earning assets	88,425	53	0.12	68,250	77	0.23
Total interest-earning assets	1,025,567	22,454	4.38	921,747	22,691	4.94
Allowance for loan losses	(13,482)			(12,457)
Noninterest-earning assets	80,075			83,122
Total assets	$1,092,160			$992,412
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Money market savings	$221,670	510	0.46	$226,077	1,026	0.91
Money market checking	43,194	103	0.48	45,066	212	0.94
Certificates of deposit	370,734	3,397	1.83	381,872	4,199	2.21
Total deposits	635,598	4,010	1.26	653,015	5,437	1.67
FHLB borrowings	190,000	4,603	4.85	190,000	4,582	4.84
Total interest-bearing liabilities	825,598	8,613	2.09	843,015	10,019	2.38
Noninterest bearing liabilities	10,772			19,803
Total liabilities	836,370			862,818
Stockholders’ equity	255,790			129,594
Total liabilities and stockholders’ equity	$1,092,160			$992,412
Net interest income		$13,841			$12,672
Interest rate spread(1)			2.29%			2.56%
Net interest margin(2)			2.69%			2.76%
Average interest-earning assets to average interest-bearing liabilities			124.22%			109.34%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011			Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$(1,003)	$933	$(70)	$(324)	$(43)	$(367)
Securities	2,573	(2,654)	(81)	3,172	(3,038)	134
Investment in FHLB stock	(17)	26	9	(13)	33	20
Other interest earning assets	51	(54)	(3)	48	(72)	(24)
Total	1,604	(1,749)	(145)	2,883	(3,120)	(237)
Interest expense:
Deposits:
Money market savings	(13)	(247)	(260)	(20)	(496)	(516)
Money market checking	(7)	(50)	(57)	(8)	(101)	(109)
Certificates of deposit	(132)	(279)	(411)	(186)	(616)	(802)
FHLB borrowings	-	21	21	-	21	21
Total	(152)	(555)	(707)	(214)	(1,192)	(1,406)
Increase (decrease) in net interest income	$1,756	$(1,194)	$562	$3,097	$(1,928)	$1,169

Asset Quality

Nonperforming Assets (NPAs)

At March 31, 2012, nonperforming assets totaled $44.8 million, a decrease of $6.0 million from $50.8 million at September 30, 2011. Our level of NPAs remains elevated over historical experience as a result of stresses in real estate markets, which are largely a result of the broader and extended economic slowdown. While we intend to actively work to reduce our NPAs, these levels of nonperforming assets are likely to remain elevated in the near term as problem loans work to resolution, which may be foreclosure.

Nonperforming assets at March 31, 2012 included $36.0 million in nonperforming loans (NPLs) as summarized in the table below. The following table reflects the balances and changes from the prior quarter:

(Dollars in thousands)	March 31, 2012	December 31, 2011	Change
Nonaccrual loans:
One-to four-family	$9,356	$10,479	$(1,123)
Multi-family	6,091	6,095	(4)
Nonresidential	7,037	7,051	(14)
Construction	247	247	-
Land and land development	13,235	13,827	(592)
Total	35,966	37,699	(1,733)

Accruing loans past due 90 days or more	-	-	-
Total nonperforming loans	$35,966	$37,699	$(1,733)

At March 31, 2012, the allowance for loan losses as a percentage of total loans was 2.38% compared to 2.95% at September 30, 2011. While management believes there are signs of stabilization in the local economy and real estate markets, it continues to believe that the market for large-tract land developments in the Richmond MSA is significantly stressed, and, as a result, the Company partially charged-off certain land and land development loans during the first fiscal quarter that had specific reserves at September 30, 2011. Additionally, management increased the allowance for loan losses for the remainder of loans in this portfolio, resulting in an allowance of 10.7% at March 31, 2012 for land and land development loans analyzed as part of the general allowance. See note 4 of the notes to the unaudited consolidated financial statements for further analysis of the allowance for loan losses.

The following table sets forth selected asset quality data and ratios for the dates indicated:

(Dollars in thousands)	March 31, 2012	September 30, 2011
Nonperforming loans	$35,966	$42,205
Real estate owned	8,831	8,627
Total nonperforming assets	$44,797	$50,832

Allowance for loan losses	$11,206	$14,624
Total loans	$471,477	$496,491

Ratios
Allowance as a percentage of total loans	2.38%	2.95%
Allowance as a percentage of nonperforming loans	31.16%	34.65%
Total nonperforming loans to total loans	7.63%	8.50%
Total nonperforming loans to total assets	3.27%	3.85%
Total nonperforming assets to total assets	4.07%	4.63%

At March 31, 2012, nonaccrual loans were primarily comprised of the following:

•	Land and land development loans:

-	One loan on several hundred acres of undeveloped land in central Virginia proposed for a residential development within a planned unit development. This loan had a balance of $4.9 million and was classified as impaired at March 31, 2012. The collateral was valued at $11.0 million based upon a September 2011 appraisal, and a specific allowance calculation on this loan resulted in no allowance at March 31, 2012 due to sufficient collateral.

-	One loan on several hundred acres of undeveloped land in central Virginia proposed for multi-use development within a planned unit development. This loan is a participation loan with two other banks, each having a one-third interest. The balance of the Company’s portion of this loan was $4.1 million and was classified as impaired at March 31, 2012. The collateral was valued at $13.8 million (of which $4.6 million is attributable to the Company) based upon an August 2011 appraisal, and a specific allowance calculation on this loan resulted in no allowance at March 31, 2012 due to sufficient collateral.

-	One loan on 60 single-family lots and approximately 60 acres of developed land in central Virginia. The loan is a participation loan with another bank and was 151 – 180 days delinquent at March 31, 2012. Our participation interest is 62%, and our balance on this loan was $1.3 million at March 31, 2012. A specific allowance calculation on this loan resulted in no allowance at March 31, 2012 due to sufficient collateral. Fifty-three of these lots were foreclosed on by the lead participant subsequent to March 31, 2012.

-	Two loans on adjoining single-family residential developments in central Virginia with a combined balance of $1.8 million at March 31, 2012. These loans are participations with five other banks, and the Company’s participation percentage on each loan is 23.6%. During the three months ended March 31, 2012, the Company bought out one of the original loan participants, resulting in a 5% increase in the its participation percentage on each loan. While these loans were current at March 31, 2012, they were identified as impaired due to significant deterioration of the value of the underlying collateral. A May 2011 appraisal indicated a value of $8.5 million for the development, $2.0 million of which was attributable to the Company’s participation interest. A specific allowance calculation on this loan resulted in no allowance at March 31, 2012 due to sufficient collateral.

•	Nonresidential real estate loans:

-	One loan on a strip shopping center in northern Virginia with four available out-parcel sites. The shopping center, which is 30% leased, is within one mile of a major regional shopping center. The loan is a participation with three other banks, and our participation portion is approximately 32%. Our balance at March 31, 2012 was $2.3 million. This loan was modified in a troubled debt restructuring during the year ended March 31, 2011. Based upon a December 2011 appraisal valuing the collateral at $8.3 million (of which $2.7 million is attributable to the Company), no specific allowance was necessary at March 31, 2012 due to sufficient collateral. The loan was over 180 days delinquent at March 31, 2012.

-	One loan secured by a day care center and twenty-six developed lots in central Virginia. This loan had a balance of $2.1 million and was 61 – 90 days delinquent at March 31, 2012. The collateral for this loan was valued at $2.7 million based on a June 2011 appraisal of the day care center and the lots. We have two other loans to entities controlled by the guarantor on this loan as described below in the section regarding nonaccrual one-to four-family loans. A specific allowance calculation on this loan resulted in no allowance at March 31, 2012 due to sufficient collateral.

-	One loan on an exhibition hall in central Virginia that was current at March 31, 2012. The loan is a participation with two other banks, and our participation portion is approximately 32%. Our balance at March 31, 2012 was $2.7 million. During the quarter ended March 31, 2012, the borrower negotiated a three-year extension of the loan at a market interest rate that instituted principal amortization and, as part of the extension, the borrower provided additional collateral adjacent to the exhibition hall. An appraisal dated August 2011of the exhibition hall and additional collateral values the properties at $3.5 million. The loan is not considered impaired due to the financial strength of the guarantor.

•	Multifamily

-	One loan on an apartment complex in central Virginia that had a balance of $6.1 million and was over 180 days delinquent at March 31, 2012. Based upon current occupancy, the apartment complex does not generate enough cash to service the debt and requires support from the guarantor. The apartment complex is valued at $14.1 million based upon a February 2012 appraisal. This loan was considered impaired at March 31, 2012, but no specific allowance was necessary due to sufficient collateral. The Company has two other loans on this property totaling $5.4 million that were rated substandard at March 31, 2012 and are discussed below in substandard loans other than nonperforming loans.

•	One-to four-family

-	Fifty loans on one-to four-family residential properties in central Virginia to multiple borrowers with an aggregate balance of $5.0 million at March 31, 2012.

-	Two loans outstanding to separate entities controlled by the same guarantor totaling $4.3 million secured by twenty-two non-owner-occupied one-to four-family homes, almost all of which were rented at March 31, 2012. These loans were over 180 days delinquent at March 31, 2012 because the rental cash flows from the properties were not sufficient to fully cover debt service. A specific allowance calculation on these loans resulted in a specific allowance of $406,000 at March 31, 2012 based on February 2012 appraisals.

The following table shows the aggregate amounts of our classified and criticized loans and securities at the dates indicated in accordance with regulatory classification definitions.

(Dollars in thousands)	March 31, 2012	September 30, 2011
Loans
Special mention	$24,086	$16,458
Substandard	49,767	62,694
Total criticized loans	73,853	79,152

Securities
Substandard	14,546	13,563
Doubtful	2,718	3,002
Total classified securities	17,264	16,565
Total criticized assets	$91,117	$95,717

At March 31, 2012, substandard loans, other than nonperforming loans, were comprised primarily of the following:

-	Two additional loans on the apartment complex in central Virginia discussed above under nonaccrual multi-family loans totaling $5.4 million. Based upon current occupancy, the apartment complex does not generate enough cash to service the debt and requires support from the guarantor. The apartment complex is valued at $14.1 million based upon a February 2012 appraisal.

-	One loan on a 64-unit apartment complex in central Virginia with a balance of $1.3 million at March 31, 2012. The apartment complex does not generate enough cash to service the debt and requires support from the guarantor. This loan was identified as impaired at March 31, 2012 and had a specific allowance of $200,000 based on a May 2011 appraisal of the apartment complex indicating a value of $1.2 million.

-	Two loans maturing in May 2012 secured by several hundred acres of undeveloped land in central Virginia. The loans had a combined balance of $3.0 million at March 31, 2012, and both loans were current. The borrower on one of the loans, with a balance of $2.5 million, declared bankruptcy in December 2009. An appraisal dated January 2007 valued the collateral at $9.9 million. A new appraisal has been ordered in connection with the maturing of the loans.

-	One loan secured by several hundred acres of partially-developed residential land in central Virginia. The property is zoned for 110 potential lots. The “as-is” value of the collateral based on an April 2008 appraisal is $8.2 million, and the Company’s loan balance at March 31, 2012 was $4.0 million. The loan was current at March 31, 2012 and, to date, has received support from the guarantors as needed.

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

Our most liquid assets are cash and cash equivalents and securities classified as available-for-sale. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $136.0 million. In addition, at March 31, 2012, we had the ability to borrow a total of approximately $178.3 million in additional funds from the FHLB. Additionally, we established a borrowing arrangement with the Federal Reserve Bank of Richmond, although no borrowings have occurred and no assets have been pledged to date. We intend to use corporate bonds as collateral for this arrangement and had unpledged corporate bonds with an estimated fair value of $125.2 million at March 31, 2012.

At March 31, 2012, we had $98.9 million in loan commitments outstanding, which included $62.9 million in undisbursed loans. Certificates of deposit due within one year of March 31, 2012 totaled $220.7 million. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

At March 31, 2012, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OCC. There are no conditions or events that management believes have changed the Bank’s classification. As a savings and loan holding company regulated by the Federal Reserve Board (“FRB”), Franklin Financial is not currently subject to any separate regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period before the capital requirements will apply to savings and loan holding companies. The following table reflects the level of required capital and actual capital of the Bank at March 31, 2012 and September 30, 2011:

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
March 31, 2012
Tier 1 capital	$170,500	16.73%	$40,766	4.00%	$51,343	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	170,500	24.95	27,330	4.00	40,995	6.00
(to risk weighted assets)

Tangible capital	170,500	16.73	15,287	1.50	15,287	1.50
(to adjusted tangible assets)

Risk-based capital	179,074	26.21	54,660	8.00	68,325	10.00
(to risk weighted assets)

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
September 30, 2011
Tier 1 capital	$164,347	16.07%	$40,915	4.00%	$51,490	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	164, 347	23.81	27,605	4.00	41,408	6.00
(to risk weighted assets)

Tangible capital	164, 347	16.07	15,343	1.50	15,343	1.50
(to adjusted tangible assets)

Risk-based capital	173,006	25.07	55,211	8.00	69,013	10.00
(to risk weighted assets)

There were no dividends declared by the Bank to Franklin Financial in the six months ended March 31, 2012.

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at March 31, 2012 and September 30, 2011 (dollars in thousands):

	March 31, 2012
(Dollars in thousands)	Tier 1 capital	Tier 1 risk-based capital	Tangible capital	Risk-based capital
GAAP capital	$175,656	$175,656	$175,656	$175,656
Accumulated gains on certain available-
for-sale securities	(5,144)	(5,144)	(5,144)	(5,144)
Disallowed deferred tax assets	(2,572)	(2,572)	(2,572)	(2,572)
Pension plan	2,560	2,560	2,560	2,560
General allowance for loan losses	-	-	-	8,574
Regulatory capital – computed	$170,500	$170,500	$170,500	$179,074

	September 30, 2011
(Dollars in thousands)	Tier 1 capital	Tier 1 risk-based capital	Tangible capital	Risk-based capital
GAAP capital	$168,711	$168,711	$168,711	$168,711
Accumulated gains on certain available-
for-sale securities	(4,002)	(4,002)	(4,002)	(4,002)
Disallowed deferred tax assets	(2,922)	(2,922)	(2,922)	(2,922)
Pension plan	2,560	2,560	2,560	2,560
General allowance for loan losses	-	-	-	8,659
Regulatory capital – computed	$164,347	$164,347	$164,347	$173,006

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

For the year ended September 30, 2011 and the six months ended March 31, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Analysis

Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The following table presents the change in the present value of Franklin Federal’s equity at March 31, 2012 that would occur in the event of an immediate change in interest rates based on management assumptions. The table does not include the effect of approximately $69.0 million of investable assets held by Franklin Financial Corporation at March 31, 2012.

	Present Value of Equity
Change in	Market
Basis Points	Value	$ Change	% Change
	(Dollars in thousands)
300	$151,389	$(27,660)	(15.4)%
200	161,090	(17,959)	(10.0)
100	168,964	(10,085)	(5.6)
0	179,049	-	-
-100	176,027	(3,022)	(1.7)

Using the same assumptions as above, the sensitivity of our projected net interest income for the twelve months ending March 31, 2013 is as follows:

	Projected Net Interest Income
Change in	Net Interest
Basis Points	Income	$ Change	% Change
	(Dollars in thousands)
300	$23,384	$(2,775)	(10.6)%
200	24,524	(1,635)	(6.3)
100	25,518	(641)	(2.5)
0	26,159	-	-
-100	24,320	(1,839)	(7.0)

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report filed on Form 10-K for the year ended September 30, 2011. As of March 31, 2012, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of Franklin Financial Corporation (1)
3.2	Bylaws of Franklin Financial Corporation (2)
4.0	Form of Common Stock Certificate of Franklin Financial Corporation (3)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Franklin Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income and Changes in Stockholders’ Equity; and (v) related notes.

_______________

(1)	Incorporated herein by reference to Exhibit 3.1 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(2)	Incorporated herein by reference to Exhibit 3.2 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(3)	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), as amended, initially filed with the Securities and Exchange Commission on December 10, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION
Registrant

May 8, 2012	By:	/s/ Richard T. Wheeler, Jr.
Richard T. Wheeler, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2012	By:	/s/ Donald F. Marker
Donald F. Marker
Vice President, Chief Financial Officer and Secretary/Treasurer
(Principal Financial and Accounting Officer)