Form 10-Q
period 2012-06-30
Franklin Financial Corp
filed 2012-08-07
CIK 1505823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☒

13,776,538 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at August 1, 2012.

Franklin Financial Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)	June 30, 2012	September 30, 2011
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$18,746	$4,366
Interest-bearing deposits in other banks	100,606	72,955
Money market investments	11,521	38,428
Total cash and cash equivalents	130,873	115,749

Securities available for sale	384,389	396,809
Securities held to maturity	21,801	25,517

Loans, net of deferred loan fees	473,667	493,047
Less allowance for loan losses	10,806	14,624
Net loans	462,861	478,423

Loans held for sale	665	922
Federal Home Loan Bank stock	10,206	11,014
Office properties and equipment, net	6,219	6,287
Other real estate owned	10,569	8,627
Accrued interest receivable:
Loans	2,049	2,339
Mortgage-backed securities and collateralized mortgage obligations	725	761
Other investment securities	1,494	1,801
Total accrued interest receivable	4,268	4,901

Cash surrender value of bank-owned life insurance	32,679	31,714
Prepaid expenses and other assets	16,464	17,014
Total assets	$1,080,994	$1,096,977

Liabilities and Stockholders’ Equity
Deposits:
Savings deposits	$264,776	$265,192
Time deposits	382,548	383,562
Total deposits	647,324	648,754

Federal Home Loan Bank borrowings	171,887	190,000
Advance payments by borrowers for property taxes and insurance	1,526	2,335
Accrued expenses and other liabilities	6,772	6,330
Total liabilities	827,509	847,419

Commitments and contingencies (see note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock: $0.01 par value; 75,000,000 shares authorized; 14,302,838 shares issued; 13,776,538 shares and 14,302,838 shares outstanding, respectively	138	143
Additional paid-in capital	135,751	142,882
Unearned ESOP shares	(10,586)	(11,082)
Unearned equity incentive plan shares	(4,320)	-
Undistributed stock-based deferral plan shares: 252,215 shares	(2,533)	(2,533)
Retained earnings	129,699	125,770
Accumulated other comprehensive income (loss)	5,336	(5,622)
Total stockholders’ equity	253,485	249,558
Total liabilities and stockholders’ equity	$1,080,994	$1,096,977

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

Three and Nine Months Ended June 30, 2012 and 2011 (Unaudited)

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(Dollars in thousands, except per share amounts)	2012	2011		2012	2011
Interest and dividend income:
Interest and fees on loans	$7,558	$8,015		$23,173	$23,998
Interest on deposits in other banks	47	89		101	166
Interest and dividends on securities:
Taxable	3,022	3,564		9,663	10,036
Nontaxable	71	78		215	237
Total interest and dividend income	10,698	11,746		33,152	34,437
Interest expense:
Interest on deposits	1,934	2,547		5,944	7,984
Interest on borrowings	2,055	2,291		6,658	6,873
Total interest expense	3,989	4,838		12,602	14,857
Net interest income	6,709	6,908		20,550	19,580
Provision for loan losses	(390)	1,825		(542)	2,537
Net interest income after provision for loan losses	7,099	5,083		21,092	17,043
Noninterest (expense) income:
Service charges on deposit accounts	14	11		38	31
Other service charges and fees	167	87		781	240
Gains on sales of loans held for sale	65	40		206	255
(Losses) gains on sales of securities, net	(777)	-		(777)	265
Gains (losses) on sales of other real estate owned	711	(85)		1,336	(32)
Impairment of securities, net:
Impairment of securities	(2,005)	(1,157)		(4,884)	(1,943)
Less: Impairment recognized in other comprehensive income	53	96		(500)	(9)
Net impairment reflected in income	(2,058)	(1,253)		(4,384)	(1,934)
Increase in cash surrender value of bank-owned life insurance	323	321		965	956
Other operating income	214	264		439	414
Total noninterest (expense) income	(1,341)	(615)		(1,396)	195
Other noninterest expenses:
Personnel expense	2,665	2,270		6,743	6,097
Occupancy expense	227	209		667	617
Equipment expense	249	226		707	672
Advertising expense	46	53		156	125
Federal deposit insurance premiums	207	315		618	833
Charitable contributions to The Franklin Federal Foundation	-	5,555		-	5,555
Impairment of other real estate owned	611	58		611	839
Other operating expenses	1,060	901		2,729	2,346
Total other noninterest expenses	5,065	9,587		12,231	17,084
Income (loss) before provision for income taxes	693	(5,119)		7,465	154
Federal and state income tax expense (benefit)	1,047	(1,844)		3,536	(340)
Net (loss) income	$(354)	$(3,275)		$3,929	$494

Basic net (loss) income per common share	$(0.03)	$(0.25	)(1)	$0.30	$0.04 (1)

Diluted net (loss) income per common share	$(0.03)	$(0.25	)(1)	$0.30	$0.04 (1)

(1)	Weighted-average shares used in the calculation of basic and diluted earnings per share were calculated from April 27, 2011, the date of Franklin Financial Corporation MHC’s mutual-to-stock conversion, to June 30, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income and Changes in Stockholders’ Equity

Nine Months Ended June 30, 2012 and 2011 (Unaudited)

				Undistributed	Unearned		Accumulated
		Additional	Unearned	Stock-Based	Equity		Other	Total
	Common	Paid-in	ESOP	Deferral Plan	Incentive	Retained	Comprehensive	Stockholders’
(Dollars in thousands)	Stock	Capital	Shares	Shares	Plan Shares	Earnings	Income (Loss)	Equity
Balance at September 30, 2010	$-	$-	$-	$-	$-	$124,339	$2,430	$126,769
Issuance of common stock	143	142,885	-	-	-	-	-	143,028
Common stock issuance costs	-	(2,602)	-	-	-	-	-	(2,602)
Shares purchased by ESOP	-	-	(11,442)	-	-	-	-	(11,442)
Shares purchased by stock-based deferral plan	-	2,533	-	(2,533)	-	-	-	-
ESOP shares allocated	-	29	147	-	-	-	-	176
Net income	-	-	-	-	-	494	-	494
Other comprehensive income:
Net unrealized holding losses arising during the period, net of income tax benefit of $857	-	-	-	-	-	-	(831)	(831)

Reclassification adjustment for losses included in net income, net of income tax benefit of $205	-	-	-	-	-	-	334	334

Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization, net of income tax expense of $81	-	-	-	-	-	-	131	131

Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit, net of income tax expense of $392	-	-	-	-	-	-	639	639
Comprehensive income								767
Balance at June 30, 2011	$143	$142,845	$(11,295)	$(2,533)	$-	$124,833	$2,703	$256,696

Balance at September 30, 2011	$143	$142,882	$(11,082)	$(2,533)	$-	$125,770	$(5,622)	$249,558
ESOP shares allocated	-	141	496	-	-	-	-	637
Repurchase of common stock	(5)	(7,989)	-	-	-	-	-	(7,994)
Stock-based compensation expense	-	717	-	-	-	-	-	717
Common stock purchased for equity incentive plan	-	-	-	-	(4,320)	-	-	(4,320)
Net income	-	-	-	-	-	3,929	-	3,929
Other comprehensive income:
Net unrealized holding gains arising during the period, net of income tax expense of $6	-	-	-	-	-	-	6,052	6,052

Reclassification adjustment for losses included in net income, net of income tax benefit of $556	-	-	-	-	-	-	4,323	4,323

Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization, net of income tax benefit of $110	-	-	-	-	-	-	(180)	(180)

Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit, net of income tax expense of $467	-	-	-	-	-	-	763	763
Comprehensive income								14,887
Balance at June 30, 2012	$138	$135,751	$(10,586)	$(2,533)	$(4,320)	$129,699	$5,336	$253,485

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2012 and 2011 (Unaudited)

	2012	2011
(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$3,929	$494
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	630	586
Provision for loan losses	(542)	2,537
Impairment charges on other real estate owned	611	839
Charitable contribution of stock to The Franklin Federal Foundation	-	4,165
Losses (gains) on sales of securities available for sale, net	777	(265)
Impairment charge on securities	4,384	1,934
Losses (gains) on sales or disposal of office properties and equipment, net	13	(7)
(Gains) losses on sales of other real estate owned, net	(1,336)	32
Net amortization on securities	1,864	1,031
Amortization of deferred amounts related to Federal Home Loan Bank borrowings	195	-
Originations of loans held for sale	(9,127)	(12,093)
Sales and principal payments on loans held for sale	9,385	13,632
ESOP compensation expense	637	176
Stock-based compensation expense	717	-
Changes in assets and liabilities:
Accrued interest receivable	633	(150)
Cash surrender value of bank-owned life insurance	(965)	(956)
Prepaid expenses and other assets	(369)	(249)
Advance payments by borrowers for property taxes and insurance	(809)	(677)
Accrued expenses and other liabilities	974	(961)
Net cash and cash equivalents provided by operating activities	11,601	10,068
Cash Flows From Investing Activities
Net redemptions of Federal Home Loan Bank stock	808	1,180
Proceeds from maturities, calls and paydowns of securities available for sale	102,972	77,124
Proceeds from sales of securities available for sale	12,646	12,173
Purchases of securities available for sale	(98,196)	(222,984)
Proceeds from maturities and paydowns of securities held to maturity	3,566	5,843
Net decrease (increase) in loans	13,576	(7,371)
Purchases of office properties and equipment	(541)	(641)
Proceeds from sales of office properties and equipment	-	13
Capitalized improvements of other real estate owned	-	(46)
Proceeds from sales of other real estate owned	744	1,913
Net cash and cash equivalents provided (used) by investing activities	35,575	(132,796)
Cash Flows From Financing Activities
Net (decrease) increase in savings deposits	(416)	4,602
Net (decrease) increase in time deposits	(1,014)	11,350
Repurchase of common stock	(7,994)	-
Common stock purchased for equity incentive plan	(4,320)	-
Deferred Federal Home Loan Bank prepayment penalty	(18,308)	-
Proceeds from issuance of common stock, net of issuance costs	-	136,261
Stock purchased by ESOP	-	(11,442)
Net cash and cash equivalents (used) provided by financing activities	(32,052)	140,771
Net increase in cash and cash equivalents	15,124	18,043
Cash and cash equivalents at beginning of period	115,749	97,909
Cash and cash equivalents at end of period	$130,873	$115,952

Supplemental disclosures of cash flow information
Cash payments for interest	$12,345	$14,790
Cash payments for income taxes	$4,104	$2,400
Supplemental schedule of noncash investing and financing activities
Unrealized gains (losses) on securities available for sale	$12,167	$(119)
Transfer of loans to other real estate owned, net	$4,058	$2,454
Sales of other real estate owned financed by the Bank	$1,529	$2,841

.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

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

These interim consolidated financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 (“2011 Form 10-K”).  These interim consolidated financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012 or any other future period. The consolidated balance sheet as of September 30, 2011 was derived from the Company’s audited annual consolidated financial statements in the 2011 Form 10-K.

Principles of Consolidation — The consolidated financial statements include the accounts of Franklin Financial, the Bank, Franklin Service Corporation, and Reality Holdings LLC and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The accounting and reporting policies of the Company conform to GAAP.

Use of Estimates — Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, the projected benefit obligation for the defined benefit pension plan, the valuation of deferred taxes, valuation of stock-based compensation, and the analysis of securities for other-than-temporary impairment.

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

Stock-Based Compensation — The Company issues restricted stock and stock options under the Franklin Financial Corporation 2012 Equity Incentive Plan to key officers and outside directors. In accordance with the requirements of ASC 718, Compensation – Stock Compensation, the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. See note 10 of the notes to the unaudited consolidated financial statements for disclosures about fair value measurements.

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

Note 2.   Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at June 30, 2012 and September 30, 2011 are summarized as follows:

	June 30, 2012
	Adjusted	OTTI		Gross	Gross
	amortized	recognized	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	in AOCI	cost	gains	losses	fair value
Available for sale:
States and political subdivisions	$12,186	$-	$12,186	$1,159	$44	$13,301
Agency mortgage-backed securities	38,627	-	38,627	1,030	5	39,652
Agency collateralized mortgage obligations	190,134	-	190,134	2,134	336	191,932
Corporate equity securities	21,050	-	21,050	2,611	215	23,446
Corporate debt securities	109,996	-	109,996	6,386	324	116,058
Total	$371,993	$-	$371,993	$13,320	$924	$384,389

	September 30, 2011
	Adjusted	OTTI		Gross	Gross
	amortized	recognized	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	in AOCI	cost	gains	losses	fair value
Available for sale:
U.S. government and agency securities	$7,500	$-	$7,500	$1	$-	$7,501
States and political subdivisions	18,143	-	18,143	765	735	18,173
Agency mortgage-backed securities	23,561	-	23,561	1,259	25	24,795
Agency collateralized mortgage obligations	207,123	-	207,123	2,497	917	208,703
Corporate equity securities	28,735	-	28,735	442	7,504	21,673
Corporate debt securities	110,289	1,230	111,519	5,854	1,409	115,964
Total	$395,351	$1,230	$396,581	$10,818	$10,590	$396,809

	June 30, 2012
	Adjusted	OTTI		Gross	Gross
	amortized	recognized	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	in AOCI	cost	gains	losses	fair value
Held to maturity:
Agency mortgage-backed securities	$4,904	$-	$4,904	$180	$-	$5,084
Agency collateralized mortgage obligations	5,509	-	5,509	626	-	6,135
Non-agency collateralized mortgage obligations	11,388	1,125	12,513	1,253	2,617	11,149
Total	$21,801	$1,125	$22,926	$2,059	$2,617	$22,368

	September 30, 2011
	Adjusted	OTTI		Gross	Gross
	amortized	recognized	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	in AOCI	cost	gains	losses	fair value
Held to maturity:
Agency mortgage-backed securities	$5,512	$-	$5,512	$187	$-	$5,699
Agency collateralized mortgage obligations	6,552	-	6,552	835	1	7,386
Non-agency collateralized mortgage obligations	13,453	835	14,288	908	5,033	10,163
Total	$25,517	$835	$26,352	$1,930	$5,034	$23,248

The amortized cost and estimated fair value of securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale		Held to maturity
	Amortized	Estimated fair	Amortized	Estimated fair
(Dollars in thousands)	cost	value	cost	value
Non-mortgage debt securities:
Due in one year or less	$15,223	$15,587	$-	$-
Due after one year through five years	53,787	56,072	-	-
Due after five years through ten years	19,695	21,627	-	-
Due after ten years	33,477	36,073	-	-
Total non-mortgage debt securities	122,182	129,359	-	-

Mortgage-backed securities	38,627	39,652	4,904	5,084
Collateralized mortgage obligations	190,134	191,932	18,022	17,284
Corporate equity securities	21,050	23,446	-	-
Total securities	$371,993	$384,389	$22,926	$22,368

The following tables present information regarding temporarily impaired securities as of June 30, 2012 and September 30, 2011:

	June 30, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses
Available for sale:
State and political subdivisions	$1,540	$44	$-	$-	$1,540	$44
Agency mortgage-backed securities	-	-	2,901	5	2,901	5
Agency collateralized mortgage obligations	21,491	13	19,656	323	41,147	336
Corporate equity securities	6,738	211	21	4	6,759	215
Corporate debt securities	23,796	255	1,931	69	25,727	324
Total available for sale	53,565	523	24,509	401	78,074	924

Held to maturity:
Non-agency collateralized mortgage obligations	224	109	9,459	2,508	9,683	2,617
Total held to maturity	224	109	9,459	2,508	9,683	2,617

Total temporarily impaired securities	$53,789	$632	$33,968	$2,909	$87,757	$3,541

	September 30, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses
Available for sale:
States and political subdivisions	$1,715	$735	$-	$-	$1,715	$735
Agency mortgage-backed securities	4,592	25	-	-	4,592	25
Agency collateralized mortgage obligations	50,933	901	3,097	16	54,030	917
Corporate equity securities	17,982	7,504	-	-	17,982	7,504
Corporate debt securities	17,816	1,191	11,783	218	29,599	1,409
Total available for sale	93,038	10,356	14,880	234	107,918	10,590

Held to maturity:
Agency collateralized mortgage obligations	-	-	116	1	116	1
Non-agency collateralized mortgage obligations	845	259	7,530	4,774	8,375	5,033
Total held to maturity	845	259	7,646	4,775	8,491	5,034

Total temporarily impaired securities	$93,883	$10,615	$22,526	$5,009	$116,409	$15,624

The Company’s securities portfolio consists of investments in various debt and equity securities as permitted by regulations of the Office of the Comptroller of the Currency (“OCC”) and the Board of Governors of the Federal Reserve System (“FRB”), including mortgage-backed securities, collateralized mortgage obligations, government agency bonds, state and local government obligations, corporate debt obligations, and common stock of various companies.

During the three months ended June 30, 2012 the Company recognized gross gains on sales of securities available for sale of $693,000 and gross losses of $1.5 million. During the three months ended June 30, 2011 the Company recognized no gains or losses on sales of securities available for sale. During the nine months ended June 30, 2012 and 2011, the Company recognized gross gains on sales of securities available for sale of $693,000 and $705,000, respectively, and gross losses of $1.5 million and $440,000, respectively.

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

The Company recognized total impairment charges on debt and equity securities in income of $2.1 million and $1.3 million during the three months ended June 30, 2012 and 2011, respectively, and $4.4 million and $1.9 million for the nine months ended June 30, 2012 and 2011, respectively.

The table below provides a cumulative rollforward of credit losses recognized in earnings for debt securities for which a portion of OTTI is recognized in AOCI:

(Dollars in thousands)
Balance of credit losses at September 30, 2011	$79
Additions for credit losses on securities not previously recognized	29
Additional credit losses on securities previously recognized as impaired	47
Reductions for increases in expected cash flows	(81)
Balance of credit losses at June 30, 2012	$74

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

Unrealized losses in the remainder of the Company’s portfolio of collateralized mortgage obligations, mortgage-backed securities, securities of states and political subdivisions, and corporate debt securities were related to seventy securities and were caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary; and because management believes that it is not more likely than not that the Company will be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

Unrealized losses in the remainder of the Company’s portfolio of equity securities were related to seven securities and were considered temporary. Because management believes that it is not more likely than not that the Company will be required to sell these equity positions for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

The Company pledges certain securities as collateral for its FHLB borrowings. Securities collateralizing FHLB borrowings had a carrying value of $211.9 million at June 30, 2012 compared to $262.1 million at September 30, 2011.

Note 3. Loans

Loans held for investment at June 30, 2012 and September 30, 2011 are summarized as follows:

	June 30,	September 30,
(Dollars in thousands)	2012	2011
Loans
One-to four-family	$108,283	$114,947
Multi-family	82,202	79,106
Nonresidential	212,538	190,747
Construction	24,316	43,992
Land and land development	49,221	67,049
Other	547	650
Total loans	477,107	496,491

Deferred loan fees	3,440	3,444
Loans, net of deferred loan fees	473,667	493,047

Allowance for loan losses	10,806	14,624
Net loans	$462,861	$478,423

The Company pledges certain loans as collateral for its FHLB borrowings. Loans collateralizing FHLB borrowings had a carrying value of $295.4 million at June 30, 2012 compared to $252.9 million at September 30, 2011.

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

General Allowance

To determine the general allowance, the Company segregates loans by portfolio segment as defined by loan type. Loans within each segment are then further segregated by credit rating. The Company determines a base reserve rate for each portfolio segment by calculating the average charge-off rate for each segment over a historical time period determined by management, typically one to three years. The base reserve rate is then adjusted based on qualitative factors that management believes could result in future loan losses differing from historical experience. Such qualitative factors can include delinquency rates, loan-to-value ratios, and local economic and real estate conditions. The base reserve rate plus these qualitative adjustments results in a total reserve rate for each portfolio segment. A multiple of the total reserve rate for each segment is then applied to the balance of loans in each segment based on credit rating. Loans rated Excellent have no associated allowance. No loans were rated Excellent at June 30, 2012 or September 30, 2011. Loans rated Good are multiplied by 10% of the total reserve rate, Satisfactory loans are multiplied by 100% of the total reserve rate, and loans rated Watch List, Special Mention, and Substandard are multiplied by 150%, 200%, and 300% of the total reserve rate, respectively. This tiered structure is used by the Company to account for a higher probability of loss for loans with increasingly adverse credit ratings.

Specific Allowance for Impaired Loans

Impaired loans include loans identified as impaired through our credit rating system as well as loans modified in a troubled debt restructuring. Loans are identified as impaired when management believes, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement. Once a loan is identified as impaired, management determines a specific allowance by comparing the outstanding loan balance to net realizable value, which is equal to fair value less estimated costs to sell. The amount of any allowance recognized is the amount by which the loan balance exceeds the net realizable value. If the net realizable value exceeds the loan balance, no allowance is recorded. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Of the $34.2 million of loans classified as impaired at June 30, 2012, $28.7 million were considered “collateral dependent” and evaluated using the fair value of collateral method and $5.5 million were evaluated using discounted estimated cash flows. See note 10 for further discussion of the Company's method for estimating fair value on impaired loans.

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

	One-to	Multi-	Non-		Land and land
(Dollars in thousands)	four-family	family	residential	Construction	development	Other	Total

Balance, September 30, 2011	$1,324	$1,357	$3,146	$1,724	$7,064	$9	$14,624
Provision	263	(188)	(179)	(539)	105	(4)	(542)
Recoveries	5	-	-	5	8	-	18
Charge-offs	(68)	-	-	(9)	(3,217)	-	(3,294)
Balance, June 30, 2012	$1,524	$1,169	$2,967	$1,181	$3,960	$5	$10,806

	One-to	Multi-	Non-		Land and land
(Dollars in thousands)	four-family	family	residential	Construction	development	Other	Total

Balance, September 30, 2010	$1,260	$1,177	$2,888	$2,700	$5,372	$22	$13,419
Provision	570	1,001	629	(54)	403	(12)	2,537
Recoveries	1	-	25	-	-	-	26
Charge-offs	(519)	-	(262)	(933)	(836)	-	(2,550)
Balance, June 30, 2011	$1,312	$2,178	$3,280	$1,713	$4,939	$10	$13,432

During the three and nine months ended June 30, 2012, the Company recorded net charge-offs of $10,000 and $3.3 million, respectively, compared to net charge-offs of $317,000 and $2.5 million, respectively, in the three and nine months ended June 30, 2011. As a result of continued concerns regarding the valuations of collateral for land and land development loans, the Company recorded a provision for loan losses of $105,000 in the nine months ended June 30, 2012 for the portfolio of land and land development loans. The Company also recorded a provision for loan losses of $263,000 for its portfolio of one-to four-family loans due to an increase in historical charge-offs and nonaccrual loans in the Company’s portfolio of non-owner-occupied one-to four-family loans. These provisions were more than offset by decreases in the allowances for the Company’s multi-family, nonresidential, and construction loan portfolios. These decreases were partially the result of improving credit quality combined with decreased loan balances in the construction loan portfolio.

Details of the allowance for loan losses by portfolio segment and impairment methodology at June 30, 2012 and September 30, 2011 are as follows:

	June 30, 2012
	General Allowance		Specific Allowance					Allowance as
					Total	Total		% of total
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Balance	Allowance	Coverage	allowance
One-to four-family	$104,129	$1,149	$4,154	$375	$108,283	$1,524	1.41%	14.1%
Multi-family	69,526	1,169	12,676	-	82,202	1,169	1.42	10.8
Nonresidential	207,040	2,967	5,498	-	212,538	2,967	1.40	27.5
Construction	24,272	1,181	44	-	24,316	1,181	4.86	10.9
Land and land development	37,416	3,960	11,805	-	49,221	3,960	8.05	36.7
Other	547	5	-	-	547	5	0.91	-
Total allowance	$442,930	$10,431	$34,177	$375	$477,107	$10,806	2.26	100.0%

	September 30, 2011
	General Allowance		Specific Allowance					Allowance as
					Total	Total		% of total
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Balance	Allowance	Coverage	allowance
One-to four-family	$110,047	$1,192	$4,900	$132	$114,947	$1,324	1.15%	9.1%
Multi-family	66,347	1,145	12,759	212	79,106	1,357	1.71	9.2
Nonresidential	180,895	3,146	9,852	-	190,747	3,146	1.65	21.5
Construction	43,903	1,697	89	27	43,992	1,724	3.92	11.8
Land and land development	40,500	4,070	26,549	2,994	67,049	7,064	10.54	48.3
Other	650	9	-	-	650	9	1.40	0.1
Total allowance	$442,342	$11,259	$54,149	$3,365	$496,491	$14,624	2.95	100.0%

Details regarding classified loans and impaired loans at June 30, 2012 and September 30, 2011 are as follows:

	June 30,	September 30,
(Dollars in thousands)	2012	2011
Special mention
One-to four-family	$2,892	$5,372
Nonresidential	3,127	-
Construction	666	3,142
Land and land development	11,953	7,944
Total special mention loans	18,638	16,458

Substandard
One-to four-family	4,491	4,347
Multi-family	249	253
Nonresidential	2,064	3,156
Construction	675	166
Land and land development	6,993	623
Total substandard loans	14,472	8,545

Impaired
One-to four-family	4,154	4,900
Multi-family	12,676	12,759
Nonresidential	5,498	9,852
Construction	44	90
Land and land development	11,805	26,548
Total impaired loans	34,177	54,149

Total rated loans	$67,287	$79,152

The increase in special mention and substandard loans at June 30, 2012 compared to September 30, 2011 was primarily the result of the reclassification of certain loans classified as impaired at September 30, 2011 to special mention or substandard.

Included in impaired loans are troubled debt restructurings of $8.2 million and $10.6 million at June 30, 2012 and September 30, 2011, respectively that had related allowance balances of $0 and $239,000, respectively. Troubled debt restructurings that were performing in accordance with modified terms were $5.5 million and $0 at June 30, 2012 and September 30, 2011, respectively.

Troubled Debt Restructurings

During the nine months ended June 30, 2012, the Company modified five loans in troubled debt restructurings, including two construction loans to one borrower, one nonresidential loan, and two land and land development loans. The restructuring of the construction loans, which had an outstanding balance of $44,000 at June 30, 2012, involved the reduction in the loan’s interest rate floor and monthly principal payment requirement to accommodate cash flow difficulties being experienced by the borrower. A discounted cash flows analysis revealed that no specific allowance was required for these two loans. The loans remained on accrual status as the borrower was current at June 30, 2012. The nonresidential loan modification consisted of further principal payment reductions and an extension of the call date on a loan previously recognized as a troubled debt restructuring. This loan, which had an outstanding balance of $5.5 million at June 30, 2012, was returned to accrual status during the nine months ended June 30, 2012 as it had remained current on restructured payment requirements for over nine months, and the Company believes that the borrower has the intent and ability to keep the loan current. The two land and land development loans restructured share the same collateral and had been previously identified as impaired loans. These loans, which had an outstanding balance of $1.8 million at June 30, 2012, have matured, and the restructurings consisted of forbearance agreements extending the maturity dates of the loans in order to provide the borrowers more time to sell the collateral. Interest recognized on a cash basis on restructured loans was not material for the three and nine months ended June 30, 2012.

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

Loans and the related allowance for loan losses summarized by loan type and credit rating at June 30, 2012 are as follows:

				Watch	Special
(Dollars in thousands)	Total	Good	Satisfactory	List	Mention	Substandard	Impaired	Not Rated
Loans
One-to four-family(1)	$108,283	$-	$24,927	$1,443	$1,999	$2,781	$4,154	$72,979
Multi-family	82,202	13,993	41,247	2,037	-	249	12,676	12,000
Nonresidential	212,538	93,595	103,144	-	3,127	2,064	5,498	5,110
Construction	24,316	-	13,074	513	666	675	44	9,344
Land and land development	49,221	-	15,829	-	11,953	6,993	11,805	2,641
Other	547	-	-	-	-	-	-	547
Total loans	$477,107	$107,588	$198,221	$3,993	$17,745	$12,762	$34,177	$102,621

				Watch	Special
(Dollars in thousands)	Total	Good	Satisfactory	List	Mention	Substandard	Impaired	Not Rated
Allowance for loan losses
One-to four-family(1)	$1,524	$-	$399	$35	$64	$133	$375	$518
Multi-family	1,169	28	825	61	-	15	-	240
Nonresidential	2,967	215	2,352	-	143	141	-	116
Construction	1,181	-	582	34	59	90	-	416
Land and land development	3,960	-	990	-	1,494	1,311	-	165
Other	5	-	-	-	-	-	-	5
Total allowance for loans losses	$10,806	$243	$5,148	$130	$1,760	$1,690	$375	$1,460

(1)	Owner-occupied one-to four-family loans are considered “Not Rated” in the calculation of the allowance for loan losses.

Details regarding the delinquency status of the Company’s loan portfolio at June 30, 2012 are as follows:

			31-60	61-90	91-120	121-150	151-180	180+
(Dollars in thousands)	Total	Current	Days	Days	Days	Days	Days	Days
One-to four-family	$108,283	$101,559	$505	$-	$542	$163	$349	$5,165
Multi-family	82,202	76,127	-	-	-	-	-	6,075
Nonresidential	212,538	210,474	2,064	-	-	-	-	-
Construction	24,316	24,150	-	-	-	-	-	166
Land and land development	49,221	36,183	2,999	-	-	-	20	10,019
Other	547	547	-	-	-	-	-	-
Total	$477,107	$449,040	$5,568	$-	$542	$163	$369	$21,425

The following is a summary of information pertaining to impaired and non-accrual loans at June 30, 2012 and September 30, 2011:

	June 30, 2012		September 30, 2011
(Dollars in thousands)	Amount	Allowance	Amount	Allowance
Impaired loans with a specific allowance
One-to four-family	$4,154	$375	$2,328	$132
Multi-family	-	-	1,265	212
Construction	-	-	90	28
Land and land development	-	-	9,879	2,993
Total impaired loans with a specific allowance	$4,154	$375	$13,562	$3,365

Impaired loans for which no specific allowance
is necessary
One-to four-family	$-	$-	$2,572	$-
Multi-family	12,676	-	11,494	-
Nonresidential	5,498	-	9,852	-
Construction	44	-	-	-
Land and land development	11,805	-	16,669	-
Total impaired loans for which no specific
allowance is necessary	$30,023	$-	$40,587	$-

	June 30,	September 30,
(Dollars in thousands)	2012	2011
Nonaccrual loans
One-to four-family	$9,158	$9,879
Multi-family	6,075	6,103
Nonresidential	-	12,572
Construction	166	255
Land and land development	11,871	13,396
Total non-accrual loans	$27,270	$42,205

There were no loans past due ninety days or more and accruing at June 30, 2012 or September 30, 2011. The weighted average balance of impaired loans was $31.7 million and $40.8 million for the three months ended June 30, 2012 and 2011, respectively, and $46.8 million and $34.8 million for the nine months ended June 30, 2012 and 2011, respectively. Accrued interest on impaired loans was not material at June 30, 2012 or September 30, 2011. Interest recognized on a cash basis on impaired loans was $299,000 and $249,000 for the three months ended June 30, 2012 and 2011, respectively, and $792,000 and $647,000 for the nine months ended June 30, 2012 and 2011, respectively. Interest recognized on a cash basis on nonaccrual loans, including loans classified as impaired, was $394,000 and $342,000 for the three months ended June 30, 2012 and 2011, respectively, and $821,000 and $1.1 million for the nine months ended June 30, 2012 and 2011, respectively.

Note 5.   Other Real Estate Owned

Other real estate owned at June 30, 2012 and September 30, 2011 is summarized as follows:

	June 30,	September 30,
(Dollars in thousands)	2012	2011
Other real estate owned
Other real estate held for sale	$2,063	$1,545
Other real estate held for development and sale	8,506	7,082
Total other real estate owned	$10,569	$8,627

During the nine months ended June 30, 2012, the Company sold other real estate owned totaling $1.5 million. The Company recognized net gains on sales of other real estate owned of $711,000 and $1.3 million for the three and nine months ended June 30, 2012, respectively, compared with net losses of $85,000 and $32,000 for the three and nine months ended June 30, 2011, respectively. Gains on sales for the three months ended June 30, 2012 included the recognition of $95,000 in gains on properties sold in previous periods that had been deferred in accordance with GAAP because financing was provided by the Company and the sales did not meet either initial or continuing investment criteria to qualify for gain recognition. The total of such deferred gains recognized and included in gains on sales for the nine months ended June 30, 2012 was $598,000. At June 30, 2012, the Company had deferred gains on sales of other real estate owned of $239,000 compared to $771,000 at September 30, 2011. Impairment charges on other real estate owned of $611,000 were recognized for the three and nine months ended June 30, 2012 compared with impairment charges of $58,000 for the three months ended June 30, 2011 and $839,000 for the nine months ended June 30, 2011.

Note 6.   Borrowings

During the three months ended June 30, 2012, the Company exchanged nine FHLB borrowings totaling $160.0 million for new advances of the same amount. In connection with these exchanges, the Company paid prepayment penalties totaling $18.3 million. The new advances were not considered to be substantially different from the original advances in accordance with ASC 470-50, Debt – Modifications and Exchanges, and as a result the prepayment penalties have been treated as a discount on the new debt and are being amortized over the life of the new advances as an adjustment to rate. Details regarding these exchanges are as follows (dollars in thousands):

				Effective	Reduced
				Rate of	Expense Over
		Advance	Prepayment	New	the Next
Terms of Original Advance	Terms of New Advance	Amount	Penalty	Advance	Twelve Months
Interest payable monthly at a fixed rate of 3.49%, principal due and payable on December 5, 2013	Interest payable quarterly at a fixed rate of 1.30%, principal due and payable on April 25, 2017	$10,000	$476	2.25%	$124
Interest payable monthly at a fixed rate of 3.44%, principal due and payable on December 10, 2013	Interest payable quarterly at a fixed rate of 1.06%, principal due and payable on April 25, 2016	10,000	470	2.23%	121
Interest payable quarterly at a fixed rate of 3.72%, principal due and payable on June 9, 2015	Interest payable quarterly at a fixed rate of 3.04%, principal due and payable on May 4, 2018	25,000	*	3.04%	170
Interest payable quarterly at a fixed rate of 5.58%, principal due and payable on May 16, 2016	Interest payable quarterly at a fixed rate of 4.31%, principal due and payable on May 9, 2022	25,000	*	4.31%	316
Interest payable monthly at a fixed rate of 5.36%, principal due and payable on November 1, 2016	Interest payable quarterly at a fixed rate of 2.28%, principal due and payable on May 4, 2021	25,000	4,710	4.41%	239
Interest payable quarterly at a fixed rate of 5.07%, principal due and payable on October 23, 2017	Interest payable quarterly at a fixed rate of 4.49%, principal due and payable on May 21, 2032	10,000	*	4.49%	58
Interest payable monthly at a fixed rate of 3.90%, principal due and payable on April 18, 2018	Interest payable quarterly at a fixed rate of 2.44%, principal due and payable on May 16, 2022	5,000	687	3.85%	5
Interest payable monthly at a fixed rate of 5.85%, principal due and payable on September 17, 2018	Interest payable quarterly at a fixed rate of 3.69%, principal due and payable on May 3, 2032	25,000	6,411	5.03%	204
Interest payable monthly at a fixed rate of 5.05%, principal due and payable on January 21, 2020	Interest payable quarterly at a fixed rate of 3.56%, principal due and payable on May 17, 2032	25,000	5,554	4.72%	82

		$160,000	$18,308		$1,319

 *The prepayment penalty is embedded in the rate for the new advance.

Note 7.   Earnings per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company had no dilutive potential common shares for the three and nine months ended June 30, 2012.

	Three months ended			Nine months ended
	June 30,	June 30,		June 30,	June 30,
(Amounts in thousands, except per share data)	2012	2011		2012	2011
Numerator:
Net (loss) income available to common stockholders	$(354)	$(3,275)		$3,929	$494
Denominator:
Weighted-average common shares outstanding	13,029	13,166		13,152	13,166
Effect of dilutive securities	21	-		7	-
Weighted-average common shares outstanding - assuming dilution	13,050	13,166		13,159	13,166
Earnings per common share	$(0.03)	$(0.25	)(1)	$0.30	$0.04	(1)
Earnings per common share - assuming dilution	$(0.03)	$(0.25	)(1)	$0.30	$0.04	(1)

(1)	Weighted-average shares used in the calculation of basic and diluted earnings per share were calculated from April 27, 2011, the date of Franklin Financial Corporation MHC’s mutual-to-stock conversion, to June 30, 2011.

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

The Pension Plan assets are held in a trust fund by the plan trustee. The trust agreement under which assets of the Pension Plan are held is a part of the Virginia Bankers Association Master Defined Benefit Pension Plan (the “Plan”). The Plan’s administrative trustee is appointed by the board of directors of the Virginia Bankers Association Benefits Corporation. At June 30, 2012, Reliance Trust Company was investment manager for the Plan. Contributions are made to the Pension Plan, at management’s discretion, subject to meeting minimum funding requirements, up to the maximum amount allowed under the Employee Retirement Income Security Act of 1974 (ERISA), based upon the actuarially determined amount necessary for meeting plan obligations. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned by employees in the future.

The Company uses a September 30 measurement date for the Pension Plan.

Components of net periodic benefit cost for the three and nine months ended June 30, 2012 and 2011 are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Service cost	$150	$143	$451	$429
Interest cost	166	161	498	485
Expected return on plan assets	(203)	(217)	(609)	(652)
Recognized net actuarial loss	58	17	173	49
Net periodic benefit cost	$171	$104	$513	$311

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

The vesting of the restricted stock awards is contingent upon service, performance, and market conditions. Performance conditions consist of the achievement of certain benchmarks regarding tangible book value per share, while market conditions consist of provisions that allow for partial vesting of shares in the event that certain share price targets are met even if performance criteria are not fully met. The fair value of restricted stock is determined based upon management’s assumptions regarding the achievement of performance and market conditions stipulated for each award. For awards with performance conditions, fair value is based upon the price of the Company’s stock on the grant date. For awards with both performance and market conditions, fair value is based on a Monte Carlo analysis incorporating the closing price of the Company’s stock on the grant date along with assumptions related to the Company’s stock price given the achievement of certain performance criteria. Restricted stock awards may not be disposed of or transferred during the vesting period but carry with them the right to receive dividends. The cost of restricted stock awards will be recognized using the graded-vesting method over the five-year vesting period during which participants are required to provide services in exchange for the awards.

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

Shares of common stock issued under the 2012 Equity Incentive Plan may be authorized unissued shares or, in the case of restricted stock awards, may be shares repurchased on the open market. As of June 30, 2012, the Company, through an independent trustee, had repurchased 284,600 shares on the open market for $4.3 million, or an average cost of $15.18 per share.

The maximum number of shares that may be awarded under the plan is 2,002,398, including 1,430,284 for option exercises and 572,114 restricted stock shares. Share-based compensation related to stock options and restricted stock recognized for the three and nine months ended June 30, 2012 was $700,000 and $717,000, respectively, and the related income tax benefit was $266,000 and $273,000, respectively.

The table below presents stock option activity for the nine months ended June 30, 2012:

		Weighted-	Remaining	Aggregate
		average	contractual life	intrinsic
(Dollars in thousands, except per share amounts)	Options	exercise price	(years)	value
Options outstanding at September 30, 2011	-	N/A	N/A	N/A
Granted	1,152,000	$13.42	10.00	$12
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Options outstanding at June 30, 2012	1,152,000	$13.42	9.75	$3,491

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

At June 30, 2012, the Company had $2.9 million of unrecognized compensation expense related to 805,484 stock options expected to vest. No shares were vested as of June 30, 2012. The table below presents information about stock options expected to vest over the five-year vesting period at June 30, 2012:

(Dollars in thousands, except per share amounts)
Options expected to vest at period end	805,484
Weighted-average exercise price	$13.42
Remaining contractual life (years)	9.75
Aggregate intrinsic value	$2,441

The table below presents restricted stock award activity for the nine months ended June 30, 2012:

Weighted-
	Restricted	average grant
	stock awards	date fair value
Non-vested at September 30, 2011	-	N/A
Granted	464,500	$13.42
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2012	464,500	$13.42

At June 30, 2012, unrecognized compensation expense adjusted for expected forfeitures was $3.8 million related to 324,728 shares of restricted stock expected to vest over the five-year vesting period. The weighted-average period over which compensation cost related to non-vested awards is expected to be recognized was five years at June 30, 2012.

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

Compensation expense related to the ESOP for the three and nine months ended June 30, 2012 was $215,000 and $637,000, respectively, compared to $176,000 for the three and nine months ended June 30, 2011. The fair value of unearned ESOP shares, using the closing quoted market price per share of the Company’s stock, was $17.4 million at June 30, 2012. A summary of ESOP share allocation for the nine months ended June 30, 2012 is as follows:

Shares allocated at September 30, 2011	35,987
Shares allocated during the period	49,673
Shares distributed during the period	-
Allocated shares held by the ESOP trust at June 30, 2012	85,660
Unearned shares at June 30, 2012	1,058,567
Total ESOP shares	1,144,227

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since some commitments may expire without being funded, the commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $102.0 million and $55.7 million at June 30, 2012 and September 30, 2011, respectively.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk and recourse provisions involved in issuing letters of credit are essentially the same as those involved in extending loans to customers, and the estimated fair value of these letters of credit, which is included in accrued expenses and other liabilities, was not material at June 30, 2012 and September 30, 2011, respectively. The amount of standby letters of credit was $501,000 and $1.0 million at June 30, 2012 and September 30, 2011, respectively. The Company believes that the likelihood of having to perform on standby letters of credit is remote based on the financial condition of the guarantors and the Company’s historical experience.

At June 30, 2012, the Company had rate lock commitments to originate mortgage loans amounting to $400,000 and mortgage loans held for sale of $665,000 compared to $3.8 million and $922,000, respectively, at September 30, 2011. At June 30, 2012, the Company had corresponding commitments outstanding of $1.1 million to sell loans on a best-efforts basis compared to $4.7 million at September 30, 2011. These commitments to sell loans are designed to eliminate the Company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

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

Securities held to maturity: Securities held-to-maturity are recorded at fair value on a non-recurring basis. A held-to-maturity security’s amortized cost is adjusted only in the event that a decline in fair value is deemed to be other-than-temporary. At June 30, 2012, certain held-to-maturity securities were deemed to be other-than-temporarily impaired. These securities are classified as Level 3 securities and were written down to fair value at the balance sheet date determined by discounting estimated future cash flows. Management believes that classification and valuation of these securities, consisting of private-label asset-backed securities, as Level 3 assets was necessary as the market for such securities severely contracted beginning in 2008 and became and has remained inactive since that time. While the market for highly-rated private-label securities with low delinquency levels and high subordination saw significant price improvement beginning in the second half of fiscal 2010, the market for securities similar to those recognized as other-than-temporarily impaired, which had low ratings, high delinquency levels, and low subordination levels, remained inactive. As a result, management does not believe that quoted prices on similar assets were representative of fair value as there were few transactions, and transactions were often executed at distressed prices. Management estimates and discounts future cash flows based on a combination of observable and unobservable inputs, including a security’s subordination percentage, projected delinquency rates, and estimated loss severity given default. These estimates are discounted using observable current market rates for securities with similar credit quality.

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

Other real estate owned: Other real estate owned (“OREO”) is adjusted to net realizable value, which is equal to fair value less costs to sell, upon foreclosure. Subsequently, OREO is adjusted on a non-recurring basis to the lower of carrying value or net realizable value. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the OREO. When the fair value of OREO is based on an observable market price or an appraised value less than one year old estimated utilizing information gathered from an active market, the Company classifies the OREO as a Level 2 asset. When an appraised value is not available, is greater than one year old, or if management determines the fair value of the OREO is further impaired below the appraised value and there is no observable market price, the Company classifies the OREO as a Level 3 asset. Additionally, if the fair value of the OREO is determined using an appraisal less than one year old that utilizes information gathered from an inactive market or contains material adjustments based upon unobservable market data, the Company classifies the OREO as a Level 3 asset.

Assets measured at fair value on a recurring basis as of June 30, 2012 are summarized below:

	Total	Level 1	Level 2	Level 3
Securities available for sale
States and political subdivisions	$13,301	$-	$11,761	$1,540
Agency mortgage-backed securities	39,652	-	39,652	-
Agency collateralized mortgage obligations	191,932	-	191,932	-
Corporate equity securities	23,446	23,446	-	-
Corporate debt securities	116,058	-	111,221	4,837
Total assets at fair value	$384,389	$23,446	$354,566	$6,377

A rollforward of securities classified as Level 3 measured at fair value on a recurring basis from the prior year end is as follows:

Balance of Level 3 assets measured on a recurring basis at September 30, 2011	$6,685
Principal payments in period	(320)
Accretion (amortization) of premiums or discounts	(21)
Other-than-temporary impairment charges included in noninterest income	(686)
Increase (decrease) in unrealized gains or losses included in accumulated other comprehensive income	719
Balance of Level 3 assets measured on a recurring basis at June 30, 2012	$6,377

Level 3 securities measured at fair value on a recurring basis at June 30, 2012 consist of one municipal bond and one corporate debt security for which the Company was not able to obtain dealer quotes due to lack of trading activity. These two securities are measured at fair value based on a combination of the observable market prices of similar securities based on their trading activity and broker quotes. Price estimates are then adjusted for liquidity discounts necessary to account for the lack of trading activity for each security. Changes in the liquidity discount applied could result in significantly higher or lower fair value measurements. During the nine months ended June 30, 2012, the Company recognized an other-than-temporary impairment charge on the municipal bond of $686,000, which is included in noninterest income (expense) in the income statement.

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

Assets measured at fair value on a non-recurring basis as of June 30, 2012 are included in the table below:

	Total	Level 1	Level 2	Level 3
Non-agency collateralized mortgage obligations	$325	$-	$-	$325
Impaired loans
One-to four-family	3,780	-	3,780	-
Other real estate owned	6,432	-	81	6,351
Total assets at fair value	$10,537	$-	$3,861	$6,676

In estimating the fair value of non-agency collateralized mortgage obligations (“CMOs”), the Company performs a discounted cash flow analysis that uses certain unobservable inputs, including delinquency and loss severity rates for the collateral underlying each security, cash flow estimates obtained from a third-party service, and the discount rate applied. Since there is no readily-available discount rate for each individual security, the Company begins with the rate of a seven-year corporate bond (which management believes mirrors the expected remaining life of these securities) with a credit rating of B as of the balance sheet date. The Company applies this rate as the discount rate on non-agency CMOs rated as “investment grade” by the major rating agencies and applies multiples of this rate to non-agency CMO’s of lower credit quality. For securities rated one level below investment grade, the Company applies this rate times a factor of two; for securities rated two levels below investment grade, the Company applies this rates times a factor of three; and for securities rate three or more levels below investment grade, the Company applies this rate times a factor of four. The following table provides information about unobservable inputs used in the valuation of non-agency CMOs at June 30, 2012:

	Range	Weighted Average
Delinquency rate	0.00% - 72.79%	16.55%
Loss severity	9.55% - 81.87%	46.03%
Discount rate	5.53% - 26.25%	18.40%

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

Deposits: The carrying values of money market savings and money market checking accounts are reasonable estimates of fair value. The fair value of fixed-maturity certificates of deposit is determined by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

The estimated fair values of the Company’s financial instruments, as well as their classifications in the fair value hierarchy, at June 30, 2012 and September 30, 2011 are as follows:

	June 30, 2012
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$130,873	$130,873	$130,873	$130,873	$-	$-	$-	$-
Securities available for sale	384,389	384,389	23,446	23,446	354,566	354,566	6,377	6,377
Securities held to maturity	21,801	22,368	-	-	10,413	11,219	11,388	11,149
Net loans	462,861	480,648	-	-	-	-	462,861	480,648
Loans held for sale	665	665	-	-	665	665	-	-
FHLB stock	10,206	10,206	10,206	10,206	-	-	-	-
Accrued interest receivable	4,268	4,268	4,268	4,268	-	-	-	-

Financial liabilities:
Deposits	647,324	654,342	-	-	647,324	654,342	-	-
FHLB borrowings	171,887	208,843	-	-	171,887	208,843	-	-
Accrued interest payable	927	927	927	927	-	-	-	-
Advance payments by borrowers for taxes and insurance	1,526	1,526	1,526	1,526	-	-	-	-

Off-balance-sheet financial instruments:
Commitments to extend credit	101,983	-	-	-	-	-	101,983	-
Standby letters of credit	501	6	-	-	-	-	501	6

	September 30, 2011
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$115,749	$115,749	$115,749	$115,749	$-	$-	$-	$-
Securities available for sale	396,809	396,809	21,673	21,673	368,451	368,451	6,685	6,685
Securities held to maturity	25,517	23,248	-	-	12,064	13,085	13,453	10,163
Net loans	478,423	497,084	-	-	-	-	478,423	497,084
Loans held for sale	922	922	-	-	922	922	-	-
FHLB stock	11,014	11,014	11,014	11,014	-	-	-	-
Accrued interest receivable	4,901	4,901	4,901	4,901	-	-	-	-

Financial liabilities:
Deposits	648,754	655,790	-	-	648,754	655,790	-	-
FHLB borrowings	190,000	223,240	-	-	190,000	223,240	-	-
Accrued interest payable	904	904	904	904	-	-	-	-
Advance payments by borrowers for taxes and insurance	2,335	2,335	2,335	2,335	-	-	-	-

Off-balance-sheet financial instruments:
Commitments to extend credit	55,702	-	-	-	-	-	55,702	-
Standby letters of credit	1,015	3	-	-	-	-	1,015	3

Note 11. Stock Repurchase Program

On May 3, 2012, the Board of Directors approved a stock repurchase program whereby the Company may repurchase up to 5%, or 715,141 shares, of its outstanding common stock either on the open market or through private transactions until October 31, 2012. Purchases will be conducted through an SEC Rule 10b5-1 repurchase plan with Sandler O’Neill & Partners, L.P. (“Sandler”) whereby Sandler will, from time to time and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, act as agent for the Company in purchasing shares based upon the parameters of the Rule 10b5-1 repurchase plan. The Rule 10b5-1 repurchase plan allows the Company to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout period. During the three months ended June 30, 2012, the Company repurchased 526,300 shares of outstanding common stock for $8.0 million, or an average price of $15.19 per share.

Note 12. Subsequent Events

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

At the time the consolidated financial statements were available to be issued on August 7, 2012, there were no material recognized or unrecognized subsequent events.

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

Valuation of Stock-Based Compensation. The Company accounts for its stock options and restricted stock in accordance with ASC Topic 718, Compensation – Stock Compensation. ASC 718 requires companies to expense the fair value of stock-based compensation. Management utilizes the Black-Scholes option valuation model and the Monte Carlo model to estimate the fair value of stock options and restricted stock, respectively. These models require the input of highly subjective assumptions, including expected stock price volatility, option life and ability to achieve performance and market conditions stipulated for restricted stock awards. These subjective input assumptions materially affect the fair value estimate.

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

Comparison of Financial Condition at June 30, 2012 and September 30, 2011

Assets. Total assets at June 30, 2012 were $1,081.0 million, a decrease of $16.0 million, or 1.5%, from total assets of $1,097.0 million at September 30, 2011.

Cash and cash equivalents increased $15.1 million to $130.9 million at June 30, 2012 compared to $115.7 million at September 30, 2011, an increase of 13.1%. Securities decreased $16.1 million, or 3.8%, to $406.2 million at June 30, 2012 compared to $422.3 million at September 30, 2011. The decrease in securities included increases due to the purchase of $90.0 million of agency CMOs and MBSs and $8.2 million of corporate bonds and a $12.2 million increase in net unrealized gains on securities available-for-sale ($9.5 million of which related to the Company’s corporate equity securities), which were more than offset by other-than-temporary impairment charges on securities of $4.9 million, $94.8 million of normal principal payments on securities, $4.0 million of maturities of corporate bonds, $7.8 million of calls of agency and municipal bonds, $4.2 million of sales of municipal bonds, and $8.4 million of sales of corporate equity securities.

The Company did not purchase any corporate equity securities during the nine months ended June 30, 2012. The Company plans to reduce its common stock investments, but, in the short-term, reductions will be made in investments in larger cap entities. Because of the continued global uncertainty, particularly in Europe, the recent weakening in the United States economy, and the continuing other-than-temporary impairment charges (“OTTI”) on corporate equity securities, this divestiture process has been accelerated. In July 2012, the Company sold $5.6 million of corporate equity securities and realized a net gain of $281,000 on these sales. At June 30, 2012, the Company had net unrealized gains of $2.4 million on corporate equity securities. A further discussion of the OTTI charges is contained in the comparative earnings analyses below.

Total loans, excluding loans held for sale, decreased $19.4 million, or 3.9%, to $477.1 million at June 30, 2012 compared to $496.5 million at September 30, 2011. The decrease was the result of several significant loan prepayments as well as charge-offs of $3.3 million. One- to four-family loans declined $6.7 million, construction loans declined $19.7 million, and land and land development loans declined $17.8 million. These declines were partially offset by increases in multi-family loans of $3.1 million and nonresidential loans of $21.8 million.

Liabilities. Total liabilities at June 30, 2012 were $827.5 million compared to $847.4 million at September 30, 2011, a decrease of $19.9 million, or 2.3%, primarily as a result of a $18.1 million decrease in FHLB borrowings resulting from the restructuring of nine FHLB advances (see note 6 of the notes to unaudited consolidated financial statements for further discussion of these restructurings). This decrease also reflected a $1.0 million decrease in certificates of deposit and a $416,000 decrease in money market checking and money market savings accounts. Changes in other liability categories were not significant.

Stockholders’ equity. Stockholders’ equity was $253.5 million at June 30, 2012, an increase of $3.9 million, or 1.6%, from September 30, 2011 despite the purchase of $8.0 million of company stock as part of the Company’s stock repurchase program and the purchase of $4.3 million of company stock for the 2012 Equity Incentive Plan (see notes 8 and 11 of the notes to unaudited consolidated financial statements). The increase was the result of net income to retained earnings of $3.9 million and an $11.0 million increase of accumulated other comprehensive income caused primarily by a net increase in the estimated fair value of our portfolio of available-for-sale securities.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and June 30, 2011

General. The Company had a net loss of $354,000, or $0.03 per share, for the three months ended June 30, 2012 compared to net loss of $3.3 million for the three months ended June 30, 2011, an improvement of $2.9 million, or 89.2%. The decrease in net loss was primarily attributable to the $5.6 million charitable contribution to The Franklin Federal Foundation in the three months ended June 30, 2011 compared to $0 in the three months ended June 30, 2012. Other factors included a $199,000 decrease in net interest income, a $2.2 million decrease in the provision for loan losses, a $805,000 increase in other-than-temporary impairment charges on securities included in income, $777,000 of net losses on sales of securities in the three months ended June 30, 2012 compared to $0 in the three months ended June 30, 2011, a $796,000 increase in net gains on sales of other real estate owned, a $395,000 increase in personnel expense (primarily attributable to the 2012 Equity Incentive Plan), a $553,000 increase in impairment charges on other real estate owned, and a $2.9 million increase in income tax expense due to improved earnings.

Net Interest Income. Net interest income decreased $199,000, or 2.9%, to $6.7 million in the quarter ended June 30, 2012 from $6.9 million in the quarter ended June 30, 2011. The decrease in net interest income was the result of a lower interest rate environment and a higher mix of investment securities rather than loans in the quarter ended June 30, 2012 compared to the comparable 2011 quarter.

Total interest and dividend income decreased $1.0 million, or 8.9%, to $10.7 million for the quarter ended June 30, 2012 from $11.7 million for the quarter ended June 30, 2011. Interest income on loans decreased $457,000 from the comparable quarter in the prior year primarily due to a decrease of $24.4 million in the average balance of loans for the three months ended June 30, 2012 compared to the comparable quarter in the prior year. The average balance of nonresidential loans increased $19.5 million while the yield declined 18 basis points for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The average balance of multi-family loans increased $482,000 and the yield declined 37 basis points. These increases in average balance were more than offset by a $7.6 million decline in the average balance of one- to four-family loans, a $16.9 million decline in the average balance of construction loans, and an $18.7 million decline in the average balance of land and land development loans. The yields on land and land development loans increased 44 basis points while the yield on the other loan categories declined, including a 12 basis point decline in yield on one- to four-family loans and a 77 basis point decline in the yield on construction loans. Rates on land and land development loans were positively affected in the quarter ended June 30, 2012 by collections on nonaccrual loans and by rate floors.

Interest and dividend income on investment securities decreased $565,000, or 15.6%, as a $16.7 million increase in the average balance of investment securities for the three months ended June 30, 2012 compared to the comparable quarter in the prior year was more than offset by a 66 basis point decline in yield. The decrease was due primarily to a $564,000 decline in interest income on CMOs for the three months ended June 30, 2012 compared to the comparable quarter in the prior year due to a 125 basis point decline in yield that more than offset a $16.2 million increase in the average balance. The Company has significantly increased its investment in short-term CMOs to meet regulatory qualified thrift lender requirements, to better position the Company for rising interest rates, and to manage the proceeds from the Company’s stock conversion until the funds can be effectively deployed into new loan opportunities. Interest income on combined other investment securities was essentially unchanged for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as changes in average balances were offset by changes in rate, including an increase in the average balance of MBSs of $11.2 million offset by a 116 basis point decline in yield, a decrease in the average balance of municipal bonds of $4.6 million offset by an increase in yield of 78 basis points, a $12.4 million decline in the average balance of investments in the securities of U.S. government agencies as these securities were called by the issuers, a $2.0 million increase in the average balance of corporate equity securities combined with a 77 basis point increase in yield, and a $4.3 million increase in the average balance of corporate bonds offset by a 8 basis point decrease in yield.

Total interest expense decreased $849,000, or 17.5%, to $4.0 million for the quarter ended June 30, 2012 from $4.8 million for the three months ended June 30, 2011. The decline was the result of a $613,000 decrease in deposit costs and a $236,000 decrease in FHLB borrowings costs for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The average balance of interest-bearing deposits decreased $24.8 million due to a decrease in average certificates of deposit of $15.5 million along with a $9.2 million decrease in money market savings and money market checking accounts. The Company has not been aggressive in deposit pricing since its mutual to stock conversion because of the large amount of cash raised in the conversion. The average interest rate paid on deposits decreased 32 basis points as a result of the lower interest rate environment for deposits in the quarter ended June 30, 2012 compared to the comparable period in the prior year. The average balance of Federal Home Loan Bank borrowings decreased $10.3 million and the average interest rate paid declined 24 basis points due to the debt modifications discussed in note 6 of the notes to unaudited consolidated financial statements.

Provision for Loan Losses. The provision for loan losses decreased $2.2 million to a credit provision of $390,000 for the three months ended June 30, 2012 compared to a provision expense of $1.8 million for the three months ended June 30, 2011. The decrease in the provision reflects a decrease in nonperforming loans and a leveling-off of problem loans in certain portfolios for the most recent quarter compared to the three months ended June 30, 2011. Net loan charge-offs were $10,000 for the quarter ended June 30, 2012 compared to $315,000 for the quarter ended June 30, 2011. The overall allowance rate declined 12 basis points at June 30, 2012 to 2.26% of total loans from 2.38% of total loans at March 31, 2012. See note 4 of the notes to the unaudited consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

Noninterest Income (Expense)

The following table presents the components of noninterest income and the percentage change in each for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011	%
Service charges on deposit accounts	$14	$11	30.5%
Other service charges and fees	167	87	91.8
Gains on sales of loans held for sale	65	40	64.0
Losses on sales of securities, net	(777)	-	(100.0)
Gains (losses) on sales of other real estate owned	711	(85)	NM
Impairment of securities	(2,005)	(1,157)	73.3
Impairment recognized in OCI	53	96	(44.7)
Net impairment reflected in earnings	(2,058)	(1,253)	64.2
Increase in cash surrender value of bank-owned life insurance	323	321	0.6
Other operating income	214	264	(19.1)
Total noninterest income (expense)	$(1,341)	$(615)	117.7

Gains, Losses, and Impairment Charges on Securities. Other-than-temporary-impairment charges on securities reflected in earnings increased $805,000 to $2.1 million for the three months ended June 30, 2012 compared to $1.3 million for the quarter ended June 30, 2011. Impairment charges reflected in earnings consisted of $153,000 in charges on debt securities and $1.9 million on equity securities for the three months ended June 30, 2012 compared to $501,000 on debt securities and $752,000 on equity securities in the three months ended June 30, 2011. Impairment charges for the three months ended June 30, 2012 primarily related to the impairment of the Company’s equity investment in an exchange-traded fund designed to move inversely with 20-year treasury yields. These securities have been adversely affected by the Federal Reserve’s maturity extension program (“operation twist”), and their value has declined quarter over quarter. In addition to the impairment charge recognized, the Company sold a portion of its investment in the exchange-traded fund and realized a loss on sale of $1.4 million during the three months ended June 30, 2012. This loss on sale was partially offset by gains on sales of other securities for net losses on sales of securities of $777,000 in the three months ended June 30, 2012 compared to no net gains or losses in the three months ended June 30, 2011. In July 2012, the Company sold all of its remaining investment in the exchanged-traded fund as well as other equity securities, particularly those exposed to global risks, for $5.6 million, resulting in a net gain of $281,000.

Noninterest Income, Excluding Gains, Losses, and Impairment Charges on Securities. Total other noninterest income excluding gains, losses, and impairment charges on securities increased $856,000, or 134.4%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily as a result of $711,000 in net gains on sales of real estate owned in the three months ended June 30, 2012 compared to net losses on sale of $85,000 in the comparable period in the prior year.

Other Noninterest Expense.

The following table presents the components of noninterest expense and the percentage change for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011	%
Personnel expense	$2,665	$2,270	17.4%
Occupancy expense	227	209	8.6
Equipment expense	249	226	10.2
Advertising expense	46	53	(12.6)
Federal deposit insurance premiums	207	315	(34.4)
Charitable contributions to The Franklin Federal Foundation	-	5,555	(100.0)
Impairment of other real estate owned	611	58	953.4
Other operating expenses	1,060	901	17.5
Total other noninterest expenses	$5,065	$9,587	(47.2)

Total noninterest expenses decreased $4.5 million, or 47.2%, to $5.1 million for the three months ended June 30, 2012 compared to $9.6 million for the three months ended June 30, 2011. The decrease in noninterest expenses was due primarily to a $5.6 million charitable contribution to The Franklin Federal Foundation made in the three months ended June 30, 2011 in connection with the Company’s mutual-to-stock conversion compared to no such contributions in the three months ended June 30, 2012. This decrease was partially offset by a $395,000 increase in personnel expense related to the stock options and restricted stock granted under the Company’s 2012 Equity Incentive Plan and a $553,000 increase in impairment charges on other real estate owned.

Income Tax Expense. Income tax expense was $1.0 million for the three months ended June 30, 2012 compared to an income tax benefit of $1.8 million for the three months ended June 30, 2011. The effective income tax rate for the three months ended June 30, 2012 was 151.1% compared to an effective income tax rate of 36.0% for the three months ended June 30, 2011. The effective tax rates were affected by losses incurred on sales and impairments of corporate equity securities. Net capital losses and impairments on equity securities were $777,000 and $1.9 million, respectively, for the three months ended June 30, 2012. Net capital losses and impairments on equity securities were $0 and $752,000, respectively, for the three months ended June 30, 2011.

Comparison of Operating Results for the Nine Months Ended June 30, 2012 and June 30, 2011

General. We had net income of $3.9 million for the nine months ended June 30, 2012 compared to $494,000 for the nine months ended June 30, 2011, an increase of $3.4 million. The increase was the net result of a $970,000 increase in net interest income, a $3.1 million decrease in the provision for loan losses, a $1.0 million decrease in gains on sales of securities, a $1.4 million increase in gains on sales of other real estate owned, a $2.5 million increase in other-than-temporary impairment charges on securities included in income, a $4.9 million decrease in other noninterest expenses, and a $3.9 million increase in income tax expense.

Net Interest Income. Net interest income increased $970,000, or 5.0%, to $20.6 million in the nine months ended June 30, 2012 from $19.6 million in the nine months ended June 30, 2011. The increase in net interest income resulted from investing the funds received in the mutual-to-stock conversion completed in April 2011 and a decline in rates paid on deposits.

Total interest and dividend income decreased $1.3 million, or 3.7%, to $33.2 million for the nine months ended June 30, 2012 from $34.4 million for the nine months ended June 30, 2011. Interest income on loans decreased $825,000 from the prior year primarily due to a decrease of $15.4 million in the average balance of loans for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. The average balance of nonresidential loans increased $13.4 million while the yield declined 8 basis points for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. The average balance of multi-family loans increased $646,000 while the yield declined 26 basis points for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. These increases in average balances were more than offset by a $10.9 million decline in the average balance of one- to four-family loans, an $8.3 million decline in the average balance of construction loans, and a $9.5 million decline in the average balance of land and land development loans. The yield on land and land development loans increased 32 basis points while the yield on one- to four-family loans and construction loans declined 7 basis points and 35 basis points, respectively. Rates on land and land development loans were positively affected in the nine months ended June 30, 2012 by collections on nonaccrual loans and by rate floors.

Interest and dividend income on investment securities decreased $430,000, or 4.2%, as a $69.8 million increase in the average balance of investment securities for the nine months ended June 30, 2012 compared to the comparable period in the prior year more than offset a 72 basis point decline in yield. The average balance of CMOs increased $79.8 million and the yield decreased 125 basis points, resulting in a decrease in interest income of $381,000 for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. The Company has significantly increased its investment in short-term CMOs to meet regulatory qualified thrift lender requirements, to better position the Company for rising interest rates, and to manage the proceeds from the Company’s stock conversion until the funds can be effectively deployed into new loan opportunities. Additionally, interest income on MBSs decreased $202,000 for the nine months ended June 30, 2012 compared to the comparable period in the prior year as a 101 basis point decline in yield that was more than offset by a $2.2 million increase in the average balance. These decreases were partially offset by a $198,000 increase in interest income on corporate bonds resulting from an increase in yield of 25 basis points that was more than offset by a $829,000 decline in the average balance for the nine months ended June 30, 2012 compared to the comparable period in the prior year.

Total interest expense decreased $2.3 million, or 15.2%, to $12.6 million for the nine months ended June 30, 2012 from $14.9 million for the nine months ended June 30, 2011. The decline was the result of a $2.0 million decrease in deposit costs and a $215,000 decrease in Federal Home Loan Bank borrowing costs. The average balance of interest-bearing deposits decreased $19.9 million due to a decrease in average certificates of deposit of $12.6 million along with a $7.3 million decrease in money market savings and money market checking accounts. The average interest rate paid on deposits decreased 38 basis points as a result of the lower interest rate environment for deposits in the nine months ended June 30, 2012.

Provision for Loan Losses. The provision for loan losses decreased $3.1 million to a credit provision of $542,000 for the nine months ended June 30, 2012 compared to a provision expense of $2.5 million for the nine months ended June 30, 2011. The decrease in the provision reflects a combination of a decrease in the balance of loans outstanding as well as a lower outstanding balance of nonperforming loans and a leveling-off of problem loans in certain portfolios for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. The Company recorded provisions of $263,000 and $105,000 in the one-to four-family and land and land development loan portfolios, respectively. The provision for the one-to four-family loan portfolio was the result of an increase in nonperforming non-owner-occupied loans, while the provision for the land and land development portfolio reflects management’s continued concerns regarding collateral valuations in this portfolio. The Company recorded credit provisions for the multi-family, nonresidential, and construction loan portfolios totaling $906,000, partially as a result of declining loan balances and partially due to improving credit quality in the Company’s nonresidential and construction loan portfolios. Net loan charge-offs were $3.3 million for the nine months ended June 30, 2012 compared to $2.6 million for the nine months ended June 30, 2011. The overall allowance rate declined 69 basis points at June 30, 2012 to 2.26% of total loans from 2.95% of total loans at September 30, 2011. See note 4 of the notes to the unaudited consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

Noninterest Income (Expense)

The following table presents the components of noninterest income and the percentage change in each for the periods indicated:

	Nine months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011	%
Service charges on deposit accounts	$38	$31	23.4%
Other service charges and fees	781	240	225.9
Gains on sales of loans held for sale	206	255	(19.4)
(Losses) gains on sales of securities, net	(777)	265	(393.6)
Gains (losses) on sales of other real estate owned	1,336	(32)	NM
Impairment of securities	(4,884)	(1,943)	151.3
Impairment recognized in OCI	(500)	(9)	NM
Net impairment reflected in earnings	(4,384)	(1,934)	126.6
Increase in cash surrender value of bank-owned life insurance	965	956	0.9
Other operating income	439	414	6.0
Total noninterest income (expense)	$(1,396)	$195	(816.4)

Gains, Losses, and Impairment Charges on Securities. Other-than-temporary-impairment charges on securities reflected in earnings increased $2.5 million to $4.4 million for the nine months ended June 30, 2012 compared to $1.9 million for the nine months ended June 30, 2011. Impairment charges reflected in earnings consisted of $968,000 in charges on debt securities and $3.4 million on equity securities for the nine months ended June 30, 2012 compared to $1.1 million on debt securities and $803,000 on equity securities in the nine months ended June 30, 2011. Debt impairment charges for the nine months ended June 30, 2012 related primarily to the Company’s investment in an auction-rate municipal bond backed by student loans that was downgraded in the three months ended June 30, 2012 and is experiencing deteriorating collateral quality. Equity impairment charges for the nine months ended June 30, 2012 primarily related to the impairment of the Company’s investment in one Virginia-based community bank with a price trend that raised at the time significant concern about the ability of the stock price to return to the Company’s cost basis in a reasonable period of time as well as the Company’s investment in an exchange-traded fund designed to move inversely with 20-year treasury yields. These securities have been adversely affected by the Federal Reserve’s operation twist, and their value has declined quarter over quarter. In addition to the impairment charge recognized on this exchange-traded fund, the Company sold a portion of the investment and realized a loss on sale of $1.4 million. This loss on sale was partially offset by gains on sales of other equity instruments for net losses on sales of securities of $777,000 in the nine months ended June 30, 2012 compared to net gains of $265,000 in the quarter ended June 30, 2011.

In July 2012, the Company sold all of its remaining investment in the exchange-traded fund as well as a significant portion of its investments in stocks of financial institutions and other companies with exposure to global credit, currency and other risks. In total, the Company sold $5.6 million of such stocks in July 2012 and realized a gain on the sale of $281,000. At July 31, 2012, the Company’s available for sale corporate equity securities had an estimated fair value of $18.9 million, with gross unrealized gains of $3.1 million and gross unrealized losses of $397,000. Of the $18.9 million, approximately 74% was in Virginia-based community banks.

Despite the realized losses and the OTTI charges on equity securities recognized in net income for the nine months ended June 30, 2012, there was unrealized appreciation on equity securities of $5.3 million for the nine months ended June 30, 2012, and the equity securities portfolio improved from a net unrealized loss of $7.1 million at September 30, 2011 to a net unrealized gain of $2.4 million at June 30, 2012.

Noninterest Income, Excluding Gains, Losses, and Impairment Charges on Securities. Total other noninterest income excluding gains, losses, and impairment charges on securities increased $1.9 million, or 102.0%, for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011, primarily as a result of a $541,000 increase in other service charges and fees and a $1.4 million increase in gains on sales of other real estate owned. The increase in other service charges and fees was the result of fees received in connection with the prepayment of several large loans due either to refinancing or the sale of the underlying collateral, which totaled $549,000 in the nine months ended June 30, 2012 compared to $54,000 in the comparable nine months in the prior year.

Other Noninterest Expense.

The following table presents the components of noninterest expense and the percentage change for the periods indicated:

	Nine months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011	%
Personnel expense	$6,743	$6,097	10.6%
Occupancy expense	667	617	8.1
Equipment expense	707	672	5.2
Advertising expense	156	125	24.9
Federal deposit insurance premiums	618	833	(25.9)
Charitable contributions to The Franklin Federal Foundation	-	5,555	(100.0)
Impairment of other real estate owned	611	839	(27.2)
Other operating expenses	2,729	2,346	16.3
Total other noninterest expenses	$12,231	$17,084	(28.4)

Total noninterest expenses decreased $4.9 million, or 28.4%, to $12.2 million for the nine months ended June 30, 2012 compared to $17.1 million for the nine months ended June 30, 2011. The decrease in noninterest expenses was due primarily to a $215,000 decrease in federal deposit insurance premiums, a $228,000 decrease in impairments of other real estate owned and a decrease of $5.6 million in contributions to The Franklin Federal Foundation. In the nine months ended June 30, 2011, the Company made $5.6 million in contributions to the Foundation in connection with its mutual-to-stock conversion that was not repeated in the nine months ended June 30, 2012. These decreases were partially offset by a $646,000 increase in personnel expense and a $383,000 increase in other operating expenses. The increase in personnel expense was caused by a $462,000 increase in expenses related to the Company’s ESOP, which was only in effect for a portion of the nine months ended June 30, 2011, a $555,000 increase in compensation expense related to stock options and restricted stock granted to officers in fiscal 2012 under the 2012 Equity Incentive Plan, and a $203,000 increase in pension plan expenses. These increases in personnel expense were partially offset by a $650,000 decrease in deferred compensation plan expenses. The increase in operating expenses was the result of $163,000 in expenses related to stock options and restricted stock granted to directors in fiscal 2012 under the 2012 Equity Incentive Plan as well as a $237,000 increase in fees paid for audit, legal, and other professional services related to reporting as a public entity in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011.

Income Tax Expense. Income tax expense was $3.5 million for the nine months ended June 30, 2012 compared to an income tax benefit of $340,000 for the nine months ended June 30, 2011. The effective income tax rate for the nine months ended June 30, 2012 was 47.4% compared to an effective income tax benefit rate of 220.0% for the nine months ended June 30, 2011. The effective tax rates were affected by losses incurred on sales and impairments of corporate equity securities. Net capital losses and impairments on corporate equity securities were $777,000 and $3.4 million, respectively, for the nine months ended June 30, 2012. Net capital gains and impairments on corporate equity securities were $45,000 and $803,000, respectively, for the nine months ended June 30, 2011.

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

	For the Three Months Ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One-to four-family	$110,056	$1,895	6.93%	$117,661	$2,067	7.05%
Multi-family	80,502	1,346	6.72	80,984	1,431	7.09
Nonresidential	204,794	3,405	6.69	185,315	3,173	6.87
Construction	23,577	245	4.18	40,454	499	4.95
Land and land development	49,671	656	5.31	68,404	831	4.87
Other	550	11	8.04	691	14	8.13
Total loans	469,150	7,558	6.48	493,509	8,015	6.51
Securities:
Collateralized mortgage obligations	218,310	918	1.69	202,088	1,482	2.94
Mortgage-backed securities	43,860	262	2.40	32,676	290	3.56
States and political subdivisions	13,554	180	5.34	18,113	206	4.56
U. S. government agencies	-	-	-	12,430	31	1.00
Corporate equity securities	26,404	121	1.84	24,442	65	1.07
Corporate debt securities	123,406	1,572	5.12	119,102	1,544	5.20
Total securities	425,534	3,053	2.89	408,851	3,618	3.55
Investment in FHLB stock	10,395	40	1.55	11,703	24	0.82
Other interest-earning assets	113,823	47	0.17	164,817	89	0.22
Total interest-earning assets	1,018,902	10,698	4.22	1,078,880	11,746	4.37
Allowance for loan losses	(11,653)			(12,417)
Noninterest-earning assets	87,010			88,254
Total assets	$1,094,259			$1,154,717
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Money market savings	$220,002	252	0.46	$226,945	468	0.83
Money market checking	43,905	52	0.48	46,185	92	0.80
Certificates of deposit	380,057	1,630	1.72	395,594	1,987	2.01
Total deposits	643,964	1,934	1.21	668,724	2,547	1.53
FHLB borrowings	179,652	2,055	4.60	190,000	2,291	4.84
Total interest-bearing liabilities	823,616	3,989	1.95	858,724	4,838	2.26
Noninterest bearing liabilities	9,686			102,312
Total liabilities	833,302			961,036
Stockholders’ equity	260,957			193,681
Total liabilities and stockholders’ equity	$1,094,259			$1,154,717
Net interest income		$6,709			$6,908
Interest rate spread(1)			2.27%			2.11%
Net interest margin(2)			2.65%			2.60%
Average interest-earning assets to average interest-bearing liabilities			123.71%			125.64%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	For the Nine months Ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One-to four-family	$110,858	$5,815	7.01%	$121,752	$6,451	7.08%
Multi-family	79,094	3,937	6.65	78,448	4,055	6.91
Nonresidential	194,156	9,837	6.77	180,723	9,255	6.85
Construction	33,060	1,193	4.82	41,362	1,599	5.17
Land and land development	59,477	2,355	5.29	69,017	2,567	4.97
Other	582	36	8.26	1,292	71	7.35
Total loans	477,227	23,173	6.49	492,594	23,998	6.51
Securities:
Collateralized mortgage obligations	241,177	3,394	1.88	161,344	3,775	3.13
Mortgage-backed securities	35,176	729	2.77	32,931	931	3.78
States and political subdivisions	14,725	556	5.04	19,103	635	4.44
U. S. government agencies	1,660	18	1.45	9,897	69	0.93
Corporate equity securities	24,929	306	1.64	23,735	221	1.24
Corporate debt securities	121,000	4,779	5.28	121,829	4,581	5.03
Total securities	438,667	9,782	2.98	368,839	10,212	3.70
Investment in FHLB stock	10,627	96	1.21	12,032	61	0.68
Other interest-earning assets	96,860	101	0.14	100,439	166	0.22
Total interest-earning assets	1,023,381	33,152	4.33	973,904	34,437	4.73
Allowance for loan losses	(12,874)			(12,444)
Noninterest-earning assets	82,350			85,064
Total assets	$1,092,857			$1,046,524
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Money market savings	$221,116	762	0.46	$226,366	1,494	0.88
Money market checking	43,430	155	0.48	45,439	304	0.89
Certificates of deposit	373,830	5,027	1.80	386,446	6,186	2.14
Total deposits	638,376	5,944	1.24	658,251	7,984	1.62
FHLB borrowings	186,563	6,658	4.77	190,000	6,873	4.84
Total interest-bearing liabilities	824,939	12,602	2.04	848,251	14,857	2.34
Noninterest bearing liabilities	10,396			47,318
Total liabilities	835,335			895,569
Stockholders’ equity	257,522			150,955
Total liabilities and stockholders’ equity	$1,092,857			$1,046,524
Net interest income		$20,550			$19,580
Interest rate spread(1)			2.29%			2.39%
Net interest margin(2)			2.67%			2.69%
Average interest-earning assets to average interest-bearing liabilities			124.06%			114.81%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011			Nine months Ended June 30, 2012 Compared to Nine months Ended June 30, 2011
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$(418)	$(39)	$(457)	$(751)	$(74)	$(825)
Securities	869	(1,434)	(565)	2,407	(2,837)	(430)
Investment in FHLB stock	(18)	34	16	(13)	48	35
Other interest earning assets	(24)	(18)	(42)	(6)	(59)	(65)
Total	409	(1,457)	(1,048)	1,637	(2,922)	(1,285)
Interest expense:
Deposits:
Money market savings	(14)	(202)	(216)	(41)	(691)	(732)
Money market checking	(4)	(36)	(40)	(10)	(139)	(149)
Certificates of deposit	(76)	(281)	(357)	(101)	(1,058)	(1,159)
FHLB borrowings	(124)	(112)	(236)	(119)	(96)	(215)
Total	(218)	(631)	(849)	(271)	(1,984)	(2,255)
Increase (decrease) in net interest income	$627	$(826)	$(199)	$1,908	$(938)	$970

Asset Quality

Nonperforming Assets (NPAs)

At June 30, 2012, nonperforming assets totaled $37.8 million, a decrease of $13.0 million from $50.8 million at September 30, 2011. Our level of NPAs remains elevated over historical experience as a result of stresses in real estate markets, which are largely a result of the broader and extended economic slowdown. While we intend to actively work to reduce our NPAs, these levels of nonperforming assets are likely to remain elevated in the near term as problem loans work to resolution, which in some cases may be foreclosure.

Nonperforming assets at June 30, 2012 included $27.3 million in nonperforming loans (NPLs) as summarized in the table below. The following table reflects the balances and changes from the prior quarter:

(Dollars in thousands)	June 30, 2012	March 31, 2012	Change
Nonaccrual loans:
One-to four-family	$9,158	$9,356	$(198)
Multi-family	6,075	6,091	(16)
Nonresidential	-	7,037	(7,037)
Construction	166	247	(81)
Land and land development	11,871	13,235	(1,364)
Total	27,270	35,966	(8,696)

Accruing loans past due 90 days or more	-	-	-
Total nonperforming loans	$27,270	$35,966	$(8,696)

At June 30, 2012, the allowance for loan losses as a percentage of total loans was 2.26% compared to 2.95% at September 30, 2011. While management believes there are signs of stabilization in the local economy and real estate markets, it continues to believe that the market for large-tract land developments in the Richmond MSA is significantly stressed, and, as a result, in the three months ended December 31, 2011, the Company partially charged-off certain land and land development loans that had specific reserves at September 30, 2011. Additionally, management increased the allowance for loan losses for the remainder of loans in this portfolio by $105,000, resulting in an allowance of 10.6% at June 30, 2012 for land and land development loans analyzed as part of the general allowance. See note 4 of the notes to the unaudited consolidated financial statements for further analysis of the allowance for loan losses.

The following table sets forth selected asset quality data and ratios for the dates indicated:

(Dollars in thousands)	June 30, 2012	September 30, 2011
Nonperforming loans	$27,270	$42,205
Other real estate owned	10,569	8,627
Total nonperforming assets	$37,839	$50,832

Allowance for loan losses	$10,806	$14,624
Total loans	$477,107	$496,491

Ratios
Allowance as a percentage of total loans	2.26%	2.95%
Allowance as a percentage of nonperforming loans	39.63%	34.65%
Total nonperforming loans to total loans	5.72%	8.50%
Total nonperforming loans to total assets	2.52%	3.85%
Total nonperforming assets to total assets	3.50%	4.63%

At June 30, 2012, nonaccrual loans were primarily comprised of the following:

•	Land and land development loans:

-	One loan on several hundred acres of undeveloped land in central Virginia proposed for a residential development within a planned unit development. This loan had a balance of $4.9 million and was classified as impaired at June 30, 2012. The collateral was valued at $11.0 million based upon a September 2011 appraisal, and a specific allowance calculation on this loan resulted in no allowance at June 30, 2012 due to sufficient collateral.

-	One loan on several hundred acres of undeveloped land in central Virginia proposed for multi-use development within a planned unit development. This loan is a participation loan with two other banks, each having a one-third interest. The balance of the Company’s portion of this loan was $4.1 million and was classified as impaired at June 30, 2012. The collateral was valued at $13.8 million (of which $4.6 million is attributable to the Company) based upon an August 2011 appraisal, and a specific allowance calculation on this loan resulted in no allowance at June 30, 2012 due to sufficient collateral.

-	Two loans on adjoining single-family residential developments in central Virginia with a combined balance of $1.8 million at June 30, 2012. These loans are participations with five other banks, and the Company’s participation percentage on each loan is 23.6%. While these loans were current at June 30, 2012, they were identified as impaired due to significant deterioration of the value of the underlying collateral. The borrowers are actively seeking investors or buyers for the underlying collateral with the encouragement of the participating banks. A May 2011 appraisal indicated a value of $8.5 million for the development, $2.0 million of which was attributable to the Company’s participation interest. A specific allowance calculation on this loan resulted in no allowance at June 30, 2012 due to sufficient collateral.

•	Multifamily

-	One loan on an apartment complex in central Virginia that had a balance of $6.1 million and was over 180 days delinquent at June 30, 2012. The apartment complex is valued at $14.1 million based upon a February 2012 appraisal. This loan was considered impaired at June 30, 2012, but no specific allowance was necessary due to sufficient collateral. The Company has two other loans on this property totaling $5.4 million that were rated substandard at June 30, 2012 and are discussed below in substandard loans other than nonperforming loans.

•	One-to four-family

-	Fifty loans on one-to four-family residential properties in central Virginia to multiple borrowers with an aggregate balance of $5.0 million at June 30, 2012.

-	Two loans outstanding to separate entities controlled by the same guarantor totaling $4.2 million secured by twenty-one non-owner-occupied one-to four-family homes, almost all of which were rented at June 30, 2012. These loans were over 180 days delinquent at June 30, 2012 because the rental cash flows from the properties were not sufficient to fully cover debt service. A specific allowance calculation on these loans resulted in a specific allowance of $375,000 at June 30, 2012 based on February 2012 appraisals.

The following table shows the aggregate amounts of our classified and criticized loans and securities at the dates indicated in accordance with regulatory classification definitions.

(Dollars in thousands)	June 30, 2012	September 30, 2011
Loans(1)
Special mention	$18,638	$16,458
Substandard	43,151	62,694
Total criticized loans	61,789	79,152

Securities
Substandard	8,987	13,563
Doubtful	2,516	3,002
Total classified securities	11,503	16,565
Total criticized assets	$73,292	$95,717

(1)	For regulatory reporting, performing troubled debt restructurings can be reclassified at the beginning of each calendar year. As a result, total classified and criticized loans for GAAP and regulatory reporting may be different.

At June 30, 2012, substandard loans, other than nonperforming loans, were comprised primarily of the following:

-	Two additional loans on the apartment complex in central Virginia discussed above under nonaccrual multi-family loans totaling $5.4 million. The apartment complex is valued at $14.1 million based upon a February 2012 appraisal.

-	One loan on a 64-unit apartment complex in central Virginia with a balance of $1.2 million at June 30, 2012. The apartment complex does not generate enough cash to service the debt and requires support from the guarantor. This loan was identified as impaired at June 30, 2012 and had no specific allowance due to sufficient collateral based on a June 2012 appraisal of the apartment complex indicating a value of $1.5 million.

-	Two loans that matured in May 2012 secured by several hundred acres of undeveloped land in central Virginia proposed for residential development. The loans had a combined balance of $3.0 million at June 30, 2012. The borrower on one of the loans, with a balance of $2.3 million, declared bankruptcy in December 2009. An appraisal dated January 2007 valued the collateral at $9.9 million.

-	One loan secured by several hundred acres of partially-developed residential land in central Virginia. The property is zoned for 107 potential lots. The “as-is” value of the collateral based on an April 2008 appraisal is $6.6 million, and the Company’s loan balance at June 30, 2012 was $3.9 million. The loan was current at June 30, 2012 and, to date, has received support from the guarantors as needed.

-	One loan secured by a day care center and twenty-six developed lots in central Virginia. This loan had a balance of $2.1 million and was 31 - 60 days delinquent at June 30, 2012. The collateral for this loan was valued at $2.7 million based on a June 2011 appraisal of the day care center and the lots. We have two other loans to entities controlled by the guarantor on this loan as described above in the section regarding nonaccrual one-to four-family loans.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds, and prepayments on loans, mortgage-backed securities and collateralized mortgage obligations are greatly influenced by general interest rates, economic conditions and competition.

Our most liquid assets are cash and cash equivalents and securities classified as available-for-sale. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $130.9 million. In addition, at June 30, 2012, we had the ability to borrow a total of approximately $172.8 million in additional funds from the FHLB. Additionally, we established a borrowing arrangement with the Federal Reserve Bank of Richmond, although no borrowings have occurred and no assets have been pledged to date. We intend to use corporate bonds as collateral for this arrangement and had unpledged corporate bonds with an estimated fair value of $116.1 million at June 30, 2012.

At June 30, 2012, we had $102.0 million in loan commitments outstanding, which included $70.7 million in undisbursed loans. Certificates of deposit due within one year of June 30, 2012 totaled $212.8 million. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

At June 30, 2012, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OCC. There are no conditions or events that management believes have changed the Bank’s classification. As a savings and loan holding company regulated by the Federal Reserve Board (“FRB”), Franklin Financial is not currently subject to any separate regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period before the capital requirements will apply to savings and loan holding companies. The following table reflects the level of required capital and actual capital of the Bank at June 30, 2012 and September 30, 2011:

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
June 30, 2012

Tier 1 capital (to adjusted tangible assets)	$173,731	17.15%	$40,514	4.00%	$51,049	5.00%

Tier 1 risk-based capital (to risk weighted assets)	173,731	25.85	26,881	4.00	40,321	6.00

Tangible capital (to adjusted tangible assets)	173,731	17.15	15,193	1.50	15,193	1.50

Risk-based capital (to risk weighted assets)	182,156	27.11	53,762	8.00	67,202	10.00

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
September 30, 2011

Tier 1 capital (to adjusted tangible assets)	$164,347	16.07%	$40,915	4.00%	$51,490	5.00%

Tier 1 risk-based capital (to risk weighted assets)	164,347	23.81	27,605	4.00	41,408	6.00

Tangible capital (to adjusted tangible assets)	164,347	16.07	15,343	1.50	15,343	1.50

Risk-based capital (to risk weighted assets)	173,006	25.07	55,211	8.00	69,013	10.00

There were no dividends declared by the Bank to Franklin Financial in the nine months ended June 30, 2012.

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at June 30, 2012 and September 30, 2011 (dollars in thousands):

	June 30, 2012
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Tangible capital	Risk-based capital
GAAP capital	$179,292	$179,292	$179,292	$179,292
Accumulated gains on certain available- for-sale securities	(5,501)	(5,501)	(5,501)	(5,501)
Disallowed deferred tax assets	(2,620)	(2,620)	(2,620)	(2,620)
Pension plan	2,560	2,560	2,560	2,560
General allowance for loan losses	-	-	-	8,425
Regulatory capital – computed	$173,731	$173,731	$173,731	$182,156

	September 30, 2011
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Tangible capital	Risk-based capital
GAAP capital	$168,711	$168,711	$168,711	$168,711
Accumulated gains on certain available- for-sale securities	(4,002)	(4,002)	(4,002)	(4,002)
Disallowed deferred tax assets	(2,922)	(2,922)	(2,922)	(2,922)
Pension plan	2,560	2,560	2,560	2,560
General allowance for loan losses	-	-	-	8,659
Regulatory capital – computed	$164,347	$164,347	$164,347	$173,006

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

For the year ended September 30, 2011 and the nine months ended June 30, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

Item3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Analysis

Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The following table presents the change in the present value of Franklin Federal’s equity at June 30, 2012 that would occur in the event of an immediate change in interest rates based on management assumptions. The table does not include the effect of approximately $41.3 million of investable assets held by Franklin Financial Corporation at June 30, 2012.

	Present Value of Equity
Change in	Market
Basis Points	Value	$ Change	% Change
	(Dollars in thousands)
300	$166,372	$(5,216)	(3.0)%
200	169,374	(2,214)	(1.3)
100	170,218	(1,370)	(0.8)
0	171,588	-	-
-100	158,164	(13,424)	(7.8)

 Using the same assumptions as above, the sensitivity of our projected net interest income for the twelve months ending June 30, 2013 is as follows:

	Projected Net Interest Income
Change in	Net Interest
Basis Points	Income	$ Change	% Change
	(Dollars in thousands)
300	$25,274	$(1,983)	(7.3)%
200	26,152	(1,105)	(4.1)
100	26,872	(385)	(1.4)
0	27,257	-	-
-100	25,256	(2,001)	(7.3)

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

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report filed on Form 10-K for the year ended September 30, 2011. As of June 30, 2012, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

3.1	Articles of Incorporation of Franklin Financial Corporation (1)
3.2	Bylaws of Franklin Financial Corporation (2)
4.0	Form of Common Stock Certificate of Franklin Financial Corporation (3)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Franklin Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income and Changes in Stockholders’ Equity; and (v) related notes.

(1)	Incorporated herein by reference to Exhibit 3.1 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(2)	Incorporated herein by reference to Exhibit 3.2 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(3)	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), as amended, initially filed with the Securities and Exchange Commission on December 10, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION
Registrant

August 7, 2012	By:	/s/ Richard T. Wheeler, Jr.
Richard T. Wheeler, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2012	By:	/s/ Donald F. Marker
Donald F. Marker
Vice President, Chief Financial Officer and Secretary/Treasurer
(Principal Financial and Accounting Officer)

