Form 10-K
period 2012-09-30
Franklin Financial Corp
filed 2012-12-27
CIK 1505823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act: None

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

Large accelerated filer    ☐    Accelerated Filer    ☒    Non-accelerated filer    ☐    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐    No    ☒

As of March 31, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $140.1 million, based on a closing price of $13.43.

There were 12,996,638 shares of common stock outstanding as of December 14, 2012.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on February 12, 2013 are incorporated by reference into Part III of this Form 10-K.

FRANKLIN FINANCIAL CORPORATION

FORM 10-K

Forward-Looking Statements

This report may contain certain “forward-looking statements” within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.   These statements are not historical facts; rather, they are statements based on management’s current expectations regarding our business strategies, intended results and future performance.  Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.  Management’s ability to predict results of the effect of future plans or strategies is inherently uncertain.   Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the following:

•	general economic conditions, either internationally, nationally, or in our primary market area, that are worse than expected;
•	a decline in real estate values;
•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	legislative, regulatory or supervisory changes that adversely affect our business;
•	adverse changes in the securities markets; and
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board.

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

Franklin Federal Savings Bank. Founded in 1933, the Bank is a federally chartered savings bank headquartered in Glen Allen, Virginia. The Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in our primary market area, consisting of the City of Richmond, the Counties of Henrico, Hanover and Chesterfield, Virginia, and the surrounding areas. The Bank also makes commercial real estate loans in other parts of Virginia and, to a limited extent, in North Carolina and South Carolina. The Bank attracts deposits from the general public and uses those funds to originate commercial real estate loans, including nonresidential real estate and multi-family real estate loans, residential mortgage loans, construction loans, and land and land development loans.

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

Market Area

The Company currently operates eight full-service retail banking offices in the Greater Richmond area of central Virginia, including one branch at its corporate headquarters in Glen Allen. The Company considers the City of Richmond, the Counties of Henrico, Hanover and Chesterfield, Virginia, and the surrounding areas to be its primary market area. The City of Richmond serves as the capital of Virginia and the economic center of the Richmond-Petersburg metropolitan statistical area (“Richmond MSA”). The Richmond MSA had an estimated population of 1.27 million in 2011. The largest jurisdictions in the Richmond MSA as ranked by estimated 2011 population were Chesterfield County (320,277), Henrico County (310,445), Richmond (205,533), and Hanover County (100,342).

The Company also makes commercial real estate loans in other areas of Virginia, primarily within 120 miles of Richmond, as well as a limited number of such loans in North Carolina and South Carolina. In Virginia, the Company has originated loans on properties located north to the Manassas/Woodbridge area of northern Virginia, to the east to the Norfolk/Virginia Beach area of eastern Virginia, to the west to Harrisonburg near the intersection of Interstates 64 and 81, and to the southwest to Roanoke.

While the City of Richmond experienced relatively low population growth from 2000 to 2011, the broader Richmond MSA experienced robust population growth of 15.8%. Chesterfield, Henrico, and Hanover counties recorded population growth rates of 23.2%, 18.4%, and 16.2%, respectively. The Richmond MSA population is projected to increase 4.8% over the next five years, continuing to exceed the state and national growth rates. The area reflects a generally high quality of life as exemplified by a relatively low cost of living, minimal traffic congestion, a physically attractive topography, and a diverse economy that experiences neither the highs nor the lows of national business cycles.

Employees

At September 30, 2012, the Company had 97 full time equivalent employees.  No employees are represented by any collective bargaining unit.  The management of the Company considers relations with its employees to be good.

Competition

The Company faces significant competition for deposits and loans. The most direct competition for deposits has historically come from the financial institutions operating in the Company’s primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. The Company also faces competition for investors’ funds from money market funds and mutual funds. At June 30, 2012, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, the Company held 0.88% of the FDIC-insured deposits in the Richmond MSA. Some of the banks owned by large national and regional holding companies and other community-based banks that also operate in the Company’s primary market area are larger and, therefore, may have greater resources or offer a broader range of products and services.

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

Lending Activities

Nonresidential Real Estate Loans. The Company offers fixed-rate and, to a lesser extent, adjustable-rate mortgage loans secured by nonresidential commercial real estate. Approximately 91% of nonresidential real estate loans are secured by income-producing properties located within the Company’s primary market area and the surrounding 120 mile radius, including shopping centers and other retail properties, office buildings, hotels, mini-storage facilities, nursing homes, and assisted-living facilities. In 2004, the Company began to significantly increase its origination of nonresidential real estate loans. Prior to that time, the Company’s focus was primarily on residential one-to four-family, owner-occupied mortgages and construction loans to builders.

The Company originates fixed-rate nonresidential real estate loans with contractual maturities of up to 30 years. These loans are typically callable in five to ten years and at any time thereafter. The Company also offers adjustable-rate nonresidential real estate loans with contractual maturities up to 15 years that are typically callable in five years and at any time thereafter. Interest rates on adjustable rate loans are primarily equal to a margin above the prime lending rate or the London Interbank Offered Rate (LIBOR). Rates are generally adjustable monthly, but they may adjust at other intervals as negotiated with the borrower at the time a loan is made. Loans are secured by first mortgages, with limited exceptions, and generally are originated with a maximum loan-to-value ratio of 80%, with exceptions for borrowers or guarantors with high net worth, high liquidity, or other compensating factors. Approximately 71% of loans that the Company originated in the past three years had loan-to-value ratios of 70% or less at origination and approximately 29% of such loans had loan-to-value ratios between 70% and 80% at origination. Rates and other terms on such loans depend on an assessment of credit risk after considering such factors as the borrower’s financial condition and credit history, property type, loan-to-value ratio, debt service coverage ratio, financial strength of the guarantor and other factors. The Company requires personal guarantees and a projected debt service coverage ratio of 1.2x or greater depending on the characteristics of the project but may accept a lower debt service coverage ratio for loans in the lease-up phase, with short amortization periods, with guarantors with high net worth and high liquidity, or on properties anchored by investment grade tenants. Additionally, the Company may not require personal guarantees for loans with loan-to-value ratios of approximately 50% or less or on properties anchored by investment-grade tenants. The Company’s nonresidential real estate loans carry prepayment penalties of up to 5% of the amount prepaid.

As of September 30, 2012, the average size of the Company’s 50 largest nonresidential real estate loans was $3.9 million, and the largest such loan was $9.8 million. This loan, which was originated in April 2010 and is secured by a first deed of trust on a hotel in eastern Virginia, was performing in accordance with its terms at September 30, 2012.

Multi-Family Real Estate Loans. The Company offers multi-family real estate loans that are secured by properties in its primary market area and the surrounding 120 mile radius. Multi-family loans are secured by first mortgages, are originated almost exclusively with a maximum loan-to-value ratio of 80%, and require a projected debt service coverage ratio of 1.2x or greater depending on the characteristics of the project. Exceptions to the Company’s loan-to-value and debt service coverage ratio guidelines may be made for loans in the construction or lease-up phase or that have guarantors with high net worth and high liquidity. Rates and other terms on such loans generally depend on the Company’s assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors.

As of September 30, 2012, the Company’s largest multi-family real estate exposure was three loans on one property with a total outstanding balance of $11.4 million. These loans, which were originated from March 2006 to April 2008, are secured by an approximately 600 unit apartment project in central Virginia. These loans were considered impaired at September 30, 2012 and were on nonaccrual status at that date. For a further discussion of these loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality—Nonperforming Assets.”

One-to Four-Family Residential Loans. The Company’s origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in its primary market area. The Company originates one-to four-family residential mortgage loans on both owner-occupied properties and non-owner-occupied investment properties. At September 30, 2012, $45.9 million of the Company’s one-to four-family residential loan portfolio was comprised of loans on owner-occupied properties and $58.7 million was comprised of loans on non-owner-occupied investment properties. The Company offers fixed-rate mortgage loans with contractual maturities up to 30 years on owner-occupied properties and non-owner-occupied properties. In the past three years, the Company has required call provisions up to 15 years for loans on non-owner-occupied properties.

In December 2012, a service corporation subsidiary of Franklin Federal entered into a joint venture with TowneBank Mortgage, a division of TowneBank, a Virginia state chartered bank. The joint venture plans to begin operations in January 2013. When it begins operations, it will operate as Franklin Federal Mortgage Center (“FFMC”). Franklin Federal, through its wholly-owned service corporation subsidiary, will make a 49% minority interest investment in FFMC. When FFMC begins operations, Franklin Federal will discontinue making single-family, owner-occupied residential mortgage loans directly. Instead, Franklin Federal will lease space to FFMC in some of its current branches to house FFMC loan originators.

FFMC will originate loans to customers of Franklin Federal and other borrowers and sell such loans in the secondary market. Loans originated by FFMC will be processed by TowneBank Mortgage under an Administrative Services Agreement whereby the loans will be processed from acceptance of the application to the closing of the loan and disbursement of the funds. TowneBank Mortgage will provide support in establishing and implementing procedures to ensure the consistency, quality, and regulatory compliance of the business, including periodic audits of such matters, and provide administrative support for FFMC’s overall quality assurance, risk management, and regulatory compliance programs. Once finalized, the loans will be packaged and sold principally in the secondary market through purchase commitments from investors.

The business affairs of FFMC will be managed by a Board of Managers, which will be responsible for policy setting and approval of the overall direction of FFMC. The Board of Managers will be comprised of two officers of Franklin Federal and two officers of TowneBank Mortgage.

The low interest rate environment, excessive regulations and intense competition for one-to four-family residential mortgage loans on owner-occupied properties resulted in year over year decreases in the number of such loans originated by Franklin Federal in recent years, and most of the residential loans originated on owner-occupied properties were sold into the secondary market. The Company retains in its portfolio non-owner-occupied one-to four-family residential loans that it originates unless a secondary market product offers more favorable terms for borrowers.

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

The Company generally makes conventional, non-owner-occupied loans to be held in its portfolio with loan-to-value ratios of 80% or less, and the borrower must meet certain reserve and debt service coverage ratio requirements and pay a higher interest rate than available in the marketplace on owner-occupied loans. The Company requires properties securing mortgage loans to be appraised by an approved independent appraiser unless exceptions are approved by the Company’s Loan Committee for loans of $250,000 or less with estimated loan-to-value ratios of 60% or less. The property collateralizing these exception loans must be inspected by one of the Company’s employees. The Company also requires title insurance on all mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas.

The Company has not originated subprime loans (i.e., mortgage loans aimed at borrowers who do not qualify for market interest rates because of problems with their credit history). The Company does not offer loans with negative amortization. Interest-only loans represent less than 1% of total loans, and such loans are not currently being offered.

At September 30, 2012, the largest owner-occupied one-to four-family residential loan in the Company’s portfolio had an outstanding balance of $977,000. This loan, which was originated in January 2011 and is secured by a single family home, was performing in accordance with its original terms at September 30, 2012.

At September 30, 2012, the Company had 379 non-owner-occupied residential loans with aggregate outstanding balances of $58.7 million, including 15 loans that each had an outstanding balance of more than $500,000. At September 30, 2012, the largest non-owner occupied residential loan in the Company’s portfolio had an outstanding balance of $5.7 million. This loan, which was originated in December 2006 and is secured by 38 one-to four-family rental property dwellings, was performing in accordance with its original terms at September 30, 2012. At September 30, 2012, non-performing, non-owner-occupied residential loans totaled $7.0 million.

Construction Loans. The Company originates construction loans for one-to four-family homes, multi-family properties and nonresidential commercial real estate. The Company’s construction lending program began in fiscal 1997 with a focus on local residential builders. Builder lines outstanding grew moderately from inception until reaching approximately $69.0 million at September 30, 2007. Given market conditions since then, the Company has allowed this portfolio to gradually run off through sales of the underlying houses and lots and, in the last four years, through foreclosures. Given market conditions, the Company is currently originating construction loans on a limited basis, primarily on one-to four-family homes, multi-family properties, and selected pre-leased nonresidential properties. With improving home prices and a nascent housing recovery, the Company anticipates that it will more actively solicit construction loans in fiscal 2013.

Construction loans to builders on one-to four-family homes have terms up to twelve months with monthly interest only payments. Except for speculative loans, discussed below, repayment of such construction loans comes from the proceeds of a permanent mortgage loan for which a commitment or pre-approval is in place when the construction loan is originated. The Company originates these construction loans to well-established builders in its primary market area, and management limits the number of projects with each builder. Interest rates on these loans are tied to the prime lending rate with a floor or minimum interest rate established at the time the loan is made. Construction loans do not exceed the lesser of 90% of the appraised value or 100% of the direct construction costs. Prior to November 30, 2012, the Company offered construction loans to homebuyers for the construction of their personal residences, which converted into permanent loans at the end of the construction period. Such loans generally had a six-month construction period with interest only payments due monthly during the construction phase, followed by an automatic conversion to a permanent loan with a term up to 30 years with monthly payments of principal and interest. The Company plans to discontinue this product in connection with the commencement of operations of its mortgage joint venture with TowneBank Mortgage (see “Item 1, Business – Lending Activities - One-to Four-Family Residential Loans” above). Occasionally, a construction loan to a builder of a speculative home will be converted to a permanent loan if the builder has not secured a buyer within a limited period of time after the completion of the home. The Company disburses funds on a percentage-of-completion basis following an inspection by a third party inspector and review of title.

Due to current market conditions, the Company is originating only a limited number of speculative construction loans to builders with a strong track record. At September 30, 2012, the Company had approved commitments for speculative construction loans of $7.3 million, of which $5.6 million was outstanding.

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

At September 30, 2012, the Company’s largest one-to four-family construction loan relationship was for a builder line of credit of $12.0 million, of which $3.5 million was outstanding and on which any new extension of credit must be approved by the Company’s Loan Committee. This relationship was performing according to its original terms at September 30, 2012.

At September 30, 2012, the Company’s largest construction loan on a nonresidential or multi-family real estate project was $13.0 million on a project to renovate several apartment complexes in central Virginia. At September 30, 2012, approximately $7.5 million of the total loan amount had been disbursed. This loan was performing according to its original terms at September 30, 2012.

Land and Land Development Loans. The Company originates loans to developers for the purpose of purchasing and/or developing vacant land in its primary market area and in areas within 120 miles of its primary market area, typically for residential subdivisions. The Company began making land and land development loans in fiscal 2001 and reached a fiscal year end peak of such loans at September 30, 2008 at $79.3 million as compared to $43.8 million at September 30, 2012. The Company has significantly curtailed the origination of land and land development loans in the past four years. As house prices and housing activity improve, the Company has capacity to make additional land and land development loans and will do so to strong borrowers on attractively located properties, particularly with favorable zoning.

Land and land development loans are generally interest-only loans for a term not to exceed three years. For a land development loan, the Company requires a maximum loan-to-value ratio of 75% of the appraised value upon completion and for a land loan, the Company requires a maximum loan-to-value ratio of 65% of the appraised market value. There are a limited number of exceptions to these limits. Historically, the Company did not require any cash equity from the borrower if there was sufficient indicated equity in the collateral property, but since 2009 the Company has required cash equity from the borrower. Development plans and cost verification documents are required from borrowers before management approves and closes the loan. One of the Company’s officers is required to personally visit the proposed development site

At September 30, 2012, the Company’s largest land and land development loan had an outstanding balance of $6.1 million. The loan was performing in accordance with its terms at September 30, 2012.

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

Loan Underwriting Risks

Nonresidential and Multi-Family Real Estate Loans. Loans secured by nonresidential and multi-family real estate generally have larger balances and involve a greater degree of risk than one-to four-family residential mortgage loans. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. Of primary concern in nonresidential and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. In reaching a decision on whether to make a nonresidential or multi-family real estate loan, the Company reviews a cash flow analysis of the guarantors and considers the net operating income of the property, the borrower’s expertise, credit history, profitability, the value and location of the underlying property (including vacancies and the terms of leases), the financial strength of the guarantors and other factors. An environmental questionnaire is obtained and a Phase 1 or 2 environmental assessment is obtained when management determines that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. To monitor cash flows on income producing properties, the Company requires borrowers and loan guarantors to provide annual financial statements, global cash flow information, and rent rolls on nonresidential and multi-family real estate loans in excess of $1.0 million.

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

Loan Originations, Sales and Purchases. Loan originations come from a number of sources. The primary sources of loan originations are real estate agents, brokers, mortgage bankers, existing customers, advertising and referrals from customers. Most of the Company’s nonresidential real estate and multi-family real estate loan originations result from existing relationships and referrals from mortgage bankers. The Company generally sells in the secondary market long-term fixed-rate residential owner-occupied mortgage loans that it originates. The decision to sell loans is based on prevailing market interest rate conditions, interest rate risk management and liquidity needs. The Company occasionally purchases participation interests in commercial real estate loans to supplement its lending portfolio and sells participations in such loans that exceed its internal guidance limits. Participation loans generally involve additional risks in the event of default because of the divergent interests of the participants. The Company has not historically purchased whole loans.

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

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2012, the Company’s regulatory limit on loans to one borrower was $28.3 million, allowing for an additional $18.9 million for loans secured by specific readily-marketable collateral. At that date, the Company’s largest lending relationship had $19.2 million of loans outstanding and the loans to this borrower were performing according to their original terms. This loan relationship is secured by first deeds of trust on two hotels in eastern Virginia.

Loan Commitments. The Company issues commitments for residential and commercial mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to customers. Generally, loan commitments expire after 30 to 90 days.

Investment Activities

The Company currently maintains investment portfolios at both Franklin Financial and the Bank. At September 30, 2012, the Company’s investment portfolio totaled $414.6 million, or 38.7% of total assets, on a consolidated basis. Franklin Financial’s portfolio consists primarily of marketable equity securities of Virginia-based community banks. Franklin Federal’s portfolio consists primarily of various types of debt securities as permitted by OCC regulations, including mortgage-backed securities, collateralized mortgage obligations, U.S. government and agency securities, state and local government obligations and corporate debt obligations.

The Company has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and corporate bonds. Within certain regulatory limits, the Company also may invest a portion of its assets in corporate equity securities and pass-through investments in mutual funds. The Company also is required to maintain an investment in Federal Home Loan Bank of Atlanta stock. The Company also invests in bank-owned life insurance, subject to applicable regulatory limits. While the Company has the authority under applicable law and its investment policies to invest in derivative securities, there were no such investments at September 30, 2012.

The objectives of the Bank’s investment policy are to provide and maintain liquidity, to provide collateral for pledging requirements, to assist in maintaining an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak, to meet regulatory qualified thrift lender requirements, and to generate a favorable return. The Company’s board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy and appointment of the Asset/Liability Management Committee (“ALCO”) and the Investment Committees. The ALCO for Franklin Federal Savings Bank consists of the Chief Executive Officer, Chief Financial Officer, two other Executive Vice Presidents and the Senior Vice President–Loan Servicing. Franklin Federal’s Investment Committee, which consists of the Chief Executive Officer, Chief Financial Officer and one other Executive Vice President, is responsible for implementation of the investment policy and monitoring the Bank’s investment performance. Individual investment transactions are reviewed and approved by the board of directors on a monthly basis.

The objectives of Franklin Financial’s investment policy are to provide long-term appreciation by investing primarily in the equity securities of financial institutions and financial service companies located in Virginia, subject to certain regulatory limitations, and to provide tax-advantaged dividend income. The investment policy sets forth various limits with respect to the investments made by Franklin Financial. The Investment Committee of Franklin Financial, which meets quarterly, is comprised of five members, three of whom are also members of the Investment Committee of Franklin Federal.

The investment policy of Franklin Financial sets guidelines and limits for the purchase of stocks of community banks, regional and national banking institutions and financial services companies. Under its investment policies, the maximum permitted investment in any one regional or national banking institution or financial services company is $5.0 million. Any such company generally has to have a minimum market capitalization at the time of purchase of $1.0 billion, and the corporate debt securities of such company must generally be rated in one of the four highest categories by a nationally recognized rating service. The Company may make investments of up to 4.99%, subject to a maximum investment of $10.0 million, in Virginia-based community banking institutions. In making such investments, at the time of purchase the community banking institution must meet all regulatory minimum capital levels, must have been profitable from recurring operations in each of the prior three years, and must have had a minimum book value capitalization of $10.0 million. Effective August 23, 2011, the investment policy of Franklin Financial was amended to place a moratorium on the purchase of any additional equity securities without board of directors prior approval.

Due to the global financial crisis and given the concentration of Franklin Financial’s investment portfolio in equity securities of financial institutions, the Company’s investment portfolio experienced significant deterioration in 2011 and 2010. During fiscal year 2012, 2011 and 2010, Franklin Financial recognized other-than-temporary impairment charges on its equity securities portfolio of $3.4 million, $1.1 million, and $3.8 million, respectively. The net unrealized losses in Franklin Financial’s equity securities portfolio at September 30, 2011 and 2010 were $7.1 million and $1.0 million. During the year ended September 30, 2012, the Company greatly reduced its exposure to corporate equity securities and virtually all of the equity securities held at September 30, 2012 were equities of Virginia-based community banking institutions. At September 30, 2012, Franklin Financial’s equity securities portfolio had a net unrealized gain of $2.9 million.

Some of the Company’s debt securities have also experienced significant declines in value in connection with the global financial crisis. In 2008, Franklin Federal owned investments in three mutual funds, which were primarily invested in various short-term instruments including mortgage-related investments (including private-label mortgage-backed securities), U.S. government debt securities, investment-grade corporate debt, and other high quality, short-term securities. At the time Franklin Federal invested in these funds, some of which investments were made as early as 2001, they were highly rated and well-performing funds. In 2008, the funds experienced significant price declines due to credit deterioration and elevated liquidity premiums. The fund managers enacted a redemption-in-kind provision that restricted the ability of Franklin Federal to sell these investments. Franklin Federal elected to exercise the redemption-in-kind provision and received $97.1 million of debt securities in three separate redemptions, including $51.0 million of non-agency collateralized mortgage obligations (“CMOs”). To better understand the risk associated with these non-agency CMOs, the Company engaged a third-party consultant to perform a detailed analysis of all non-agency CMO securities to identify potential loss exposure. At September 30, 2012, the Company’s non-agency CMOs, which are classified as held-to-maturity securities, had a par value of $23.2 million, an adjusted amortized cost value (financial statement carrying value) of $10.6 million, an amortized cost of $11.8 million and a fair value of $10.2 million. For the fiscal year ended September 30, 2012, 2011 and 2010, the Company recognized impairment charges in earnings totaling $518,000, $1.5 million, and $3.8 million, respectively, on these securities. The net unrealized gains on all of the Company’s debt securities at September 30, 2012, 2011, and 2010 were $11.6 million, $4.2 million, and $5.6 million, respectively.

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

For a detailed discussion of the gains and losses the Company has incurred on the Company’s investment portfolio during 2010 through 2012, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended September 30, 2012, 2011 and 2010—Gains, Losses, and Impairment Charges on Securities” and note 4 to the consolidated financial statements.

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

Deposit Accounts. Deposits are attracted from within the Company’s primary market area through the offering of a selection of deposit instruments, all but one of which are interest-bearing accounts, including money market checking and passbook savings accounts and certificates of deposit. Historically, the Company has not offered noninterest-bearing demand accounts (such as checking accounts), although it introduced, on a limited basis, a basic checking account in 2012. The Company expects to introduce a wider array of competitive demand deposit accounts in fiscal 2013. At September 30, 2012, $372.8 million, or 58.2% of the Company’s total deposits, were certificates of deposit. At September 30, 2012, the Company did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, the type of account and the interest rate, among other factors. In determining the terms of deposit accounts, the Company considers the rates offered by its competition, liquidity needs, profitability, matching deposit and loan products, and customer preferences and concerns. The Company generally reviews its deposit mix and pricing weekly. The Company’s deposit pricing strategy has typically been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits of a specific type or term.

Borrowings. The Company uses advances from the Federal Home Loan Bank of Atlanta (“FHLB”) to supplement the Company’s investable funds and to help manage interest rate risk. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of the Company’s mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s total assets and the FHLB’s assessment of the institution’s creditworthiness. At September 30, 2012, the Company had unused borrowing capacity of approximately $190.3 million with the FHLB, and $190.0 million of long-term borrowings were outstanding, gross of the deferred prepayment penalties discussed below. Additionally, the Company maintains a borrowing arrangement with the Federal Reserve Bank of Richmond. No borrowings have occurred to date and any future borrowings will be secured primarily by corporate bonds.

During the year ended September 30, 2012, the Company exchanged nine FHLB borrowings totaling $160.0 million for new advances of the same amount. In connection with these exchanges, the Company paid prepayment penalties totaling $18.3 million, which have been treated as a discount on the new debt and are being amortized over the life of the new advances as an adjustment to the rate. See note 11 to the consolidated financial statements for additional information regarding the Company’s borrowings.

Financial Services

The Company has an agreement with a third-party registered broker-dealer, PrimeVest Financial Services, Inc. (“PrimeVest”). Through PrimeVest, the Company offers customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. For the years ended September 30, 2012, 2011, and 2010, pursuant to the Company’s agreement with PrimeVest, the Company received fees of $552,000, $454,000 and $396,000, respectively.

Properties

The Company currently conducts business from its corporate headquarters and seven additional branches. The following table sets forth the net book value of the land, building, and leasehold improvements, if applicable, and certain other information with respect to the Company’s offices at September 30, 2012.

(Dollars in thousands)	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at September 30, 2012
Main Office:
4501 Cox Road Glen Allen, Virginia 23060	1994	35,210	Owned	N/A	$2,918

Branch Offices:

5100 Nine Mile Road Richmond, Virginia 23223	1996	2,472	Owned	N/A	278

5011 Brook Road Richmond, Virginia 23227	1992	2,288	Owned	N/A	309

7013 Three Chopt Road Richmond, Virginia 23226	1954	2,229	Leased	5/31/2014	12

7336-7338 Bell Creek Road Mechanicsville, Virginia 23111	1993	3,500	Leased	6/30/2013	48

9000 West Huguenot Road Richmond, Virginia 23235	1992	3,280	Owned	N/A	491

9961 Iron Bridge Road Chesterfield, Virginia 23832	1997	7,433	Owned	N/A	510

1717 Bellevue Avenue Richmond, Virginia 23227	2010	414	Leased	5/31/2013	3

Subsidiaries

The Bank has three wholly owned subsidiaries, Franklin Service Corporation, which provides trustee services on loans originated by the Bank; Reality Holdings LLC, which, through its subsidiaries, holds and manages foreclosed properties purchased from the Bank; and Franklin Federal Mortgage Holdings LLC, which will make a 49% minority interest investment in FFMC (See “Item 1, Business – Lending Activities – One-to Four-Family Residential Loans”).

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

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At September 30, 2012, Franklin Federal met each of its capital requirements.

Basel III Proposal. In the summer of 2012, our primary federal regulators, published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank and savings and loan holding companies and depository institutions, including Franklin Financial and Franklin Federal, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) which are generally referred to as “Basel I.”

One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework, known as “Basel III,” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Although the Basel III Proposal was proposed to come into effect on January 1, 2013, the federal banking agencies jointly announced on November 9, 2012 that they do not expect any of the proposed rules to become effective on that date. As proposed, the Standardized Approach Proposal would come into effect on January 1, 2015.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

It is management’s belief that, as of September 30, 2012, Franklin Financial and Franklin Federal would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. The regulations ultimately applicable to financial institutions may be substantially different from the Basel III final framework as published in December 2010 and the proposed rules issued in June 2012. Management will continue to monitor these and any future proposals submitted by our regulators.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. The Bank failed to meet this test in March and April 2011 due to the inability to prudently invest the proceeds it received in the mutual-to-stock conversion. As of September 30, 2012, Franklin Federal maintained 68.2% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test, and it has done so each month since April 2011.

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

On October 31, 2012, Franklin Federal filed a notice with the Federal Reserve Bank of Richmond of a proposed capital distribution to Franklin Financial Corporation in the form of a cash dividend in the aggregate amount of $15,000,000 in order to enable Franklin Financial to continue to repurchase shares of its common stock and for normal operating expenses and general corporate purposes. The Federal Reserve Bank of Richmond did not object to the distribution and, on November 29, 2012, the board of directors of Franklin Federal declared the dividend, which is payable in December 2012.

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

Assessments. Franklin Federal’s regulator, the Office of the Comptroller of the Currency (formerly the Office of Thrift Supervision), is funded through assessments imposed on regulated institutions. Assessments paid by Franklin Federal to the OCC for the fiscal year ended September 30, 2012 totaled $250,000.

Federal Home Loan Bank System. Franklin Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Franklin Federal, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Franklin Federal was in compliance with this requirement with an investment in Federal Home Loan Bank of Atlanta stock at September 30, 2012 of $10.1 million.

Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $71.0 million; a 10% reserve ratio is applied above $71.0 million. The first $11.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2012, require a 3% ratio for up to $71.0 million and an exemption of $11.5 million. Franklin Federal complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

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

The Federal Reserve Board is prohibited from approving any acquisition that would result in a savings and loan holding company controlling savings associations in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

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

Regulations of the Office of the Comptroller of the Currency (“OCC”) provide that, for a period of three years following the date of the completion of our conversion on April 27, 2011, no person, acting singly or together with associates acting in concert, may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of any class of any equity security of Franklin Financial without the prior written approval of the OCC. Where any person, directly or indirectly, acquires beneficial ownership of more than 10% of any class of any equity security of Franklin Financial without the prior written approval of the OCC, the securities beneficially owned by such person in excess of 10% will not be voted by any person or counted as voting shares in connection with any matter submitted to the stockholders for a vote and will not be counted as outstanding for purposes of determining the affirmative vote necessary to approve any matter submitted to the stockholders for a vote.

Item 1A.  RISK FACTORS

Prospective investors in the Company’s common stock should carefully consider the following factors.

A continuation or worsening of economic conditions could result in increases in the Company’s level of nonperforming loans and/or reduced demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

The Company’s business activities and earnings are affected by general business conditions in the United States and in the Company’s primary market area. These conditions include the level of short-term and long-term interest rates, inflation, deflation, unemployment levels, real estate values, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in the Company’s market area in particular. The national economy experienced a recession from December 2007 to June 2009, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. The economic recovery since the end of the recession has been weak due to sovereign debt concerns in Europe, lingering high unemployment, declines in housing prices in the United States, and other factors. Dramatic declines in the U.S. housing market over the past few years, with decreasing home prices and increasing foreclosures, have negatively affected the credit performance of mortgage loans and other loans and investments tied to the residential housing market and have resulted in significant write-downs of asset values by many financial institutions. Our local economy has experienced similar economic conditions, although the deterioration may not be as severe in some respects as the national economy overall. A prolonged or more severe economic downturn, continued elevated levels of unemployment, declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of borrowers to repay their loans in accordance with their terms. Nearly all of the Company’s loans are secured by real estate, and a majority of our loans are made to individuals and businesses in the localities in which we have offices. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively affect the Company’s interest income and result in higher provisions for loan losses, which would hurt the Company’s earnings. The economic downturn could also result in reduced demand for credit, which would hurt the Company’s revenues. Housing prices and sales activity have stabilized and begun to increase in certain sectors of our marketplace, but it is too early to tell if this is a temporary phenomenon or the beginning of a housing recovery.

The Company may be required to make further additions to the allowance for loan losses and to charge-off additional loans in the future, especially due to the Company’s level of nonperforming assets. Further, the allowance for loan losses may prove to be insufficient to absorb losses in the loan portfolio.

For fiscal 2012, we recorded a credit provision for loan losses of $1.1 million. We also recorded net loan charge-offs of $3.2 million. Our nonperforming assets decreased in fiscal 2012 from $50.8 million, or 4.6% of total assets and 31.1% of Tier 1 capital at September 30, 2011, to $49.1 million, or 4.6% of total assets and 27.4% of Tier 1 capital, at September 30, 2012. The decrease in nonperforming assets was primarily due to improved economic and real estate market conditions and the positive effect of such on our borrowers and the properties securing our loans. If the economy and/or the real estate market do not sustain this improvement, we may be required to add further provisions to our allowance for loan losses as nonperforming assets could increase or the value of the collateral securing loans may be insufficient to cover any remaining net loan balance, which could have a negative effect on our results of operations.

Like all financial institutions, the Company maintains an allowance for loan losses to provide for loans that its borrowers may not repay in their entirety. The Company has seen a decrease in the level of nonperforming assets in 2012 following increases during fiscal years 2011 and 2010. The Company believes that it maintains an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio as of the corresponding balance sheet date and in compliance with applicable accounting and regulatory guidance.

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

In the past 10 years, construction loans, including speculative construction loans, have been a material part of the Company’s loan portfolio. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. At September 30, 2012, $25.5 million, or 5.5% of our loan portfolio, consisted of construction loans, of which $5.6 million consisted of speculative construction loans. Until recently, the demand for construction loans decreased significantly due to the decline in the housing market and new home construction, and, in response to these market conditions, management reduced originations of such loans in 2010, 2011, and 2012 compared to pre-recession levels. At September 30, 2012, $43.8 million, or 9.4% of our loan portfolio, consisted of land and land development loans. Land and land development loans have substantially similar risks as speculative construction loans. These loan types generally expose a lender to greater risk of non-payment and loss than owner-occupied residential mortgage loans because the repayment of such loans depends on the successful construction or development and ultimate sale of the property and, possibly, unrelated cash needs of the borrowers. Also, such loans typically involve larger balances to a single borrower or groups of related borrowers. In addition, many borrowers of these types of loans have more than one loan outstanding with us, so an adverse development with respect to one loan or credit relationship can expose the Company to significantly greater risk of non-payment and loss.

Over the last several months, housing sales and housing prices have begun a noticeable recovery in our primary market. It is too early to predict whether this recovery will continue. In our marketplace, we are seeing a reduction in housing inventory and growing interest in our foreclosed lot inventory and foreclosed land. Developers and investors with financial strength are preparing development plans. For well located projects with feasible development and sales projections and capable, well financed developers, we will consider funding new land and land development loans beginning in 2013. We will particularly consider conservatively structured construction and land and land development loans to strong borrowers on smaller developments (generally fewer than a one-to-two year supply of lots), especially when the loans help us resolve nonperforming loans or dispose of foreclosed properties.

Nonresidential and multi-family real estate lending may expose us to increased lending risks.

At September 30, 2012, $289.7 million, or 62.5%, of the Company’s loan portfolio consisted of nonresidential and multi-family real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than owner-occupied, one-to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to owner-occupied one-to four-family residential mortgage loans. Also, many of the Company’s nonresidential real estate borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to an owner-occupied, one-to four-family residential mortgage loan.

Regulatory limits on commercial real estate loans could affect our ability to execute our operating strategy.

Continued focus on commercial real estate lending activities is a key component of the Company’s operating strategy. Interagency guidance issued by the banking regulators in 2006 encourages enhanced risk management practices and capital levels for banks with a significant concentration of commercial real estate loans. For purposes of this regulatory guidance, commercial real estate loans include nonresidential real estate, multi-family, construction, and land and land development loans. While federal regulators have not set specific limits on the level of commercial real estate loans banks may hold in portfolio, federal regulators may instruct individual banks to reduce a concentration when they believe it is warranted. As of September 30, 2012, the total of construction and land and land development loans was 37% of the sum of our Tier 1 capital plus the general portion of the allowance for loan losses. The total of construction, land and land development, nonresidential and multi-family loans as of September 30, 2012 was 191% of the sum of our Tier 1 capital plus the general portion of the allowance for loan losses.

Declines in the value of investment securities could require write-downs, which would reduce earnings.

In 2012, 2011 and 2010, we recognized other-than-temporary impairment charges in earnings of $4.7 million, $2.6 million, and $7.6 million, respectively, related to our investment portfolio. At September 30, 2012, $14.8 million, or 3.8%, of our available for sale investment securities portfolio was comprised of corporate equity securities held by Franklin Financial. Corporate equity securities are generally considered riskier investments than asset-backed or government guaranteed securities, and therefore, may expose us to a greater degree of loss. During 2012, we greatly reduced our exposure to corporate equity securities, and virtually all of these securities held at September 30, 2012 are equities of Virginia-based community banking institutions with unrealized gains.

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

Management reviews the securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current amortized cost. When the fair value of any investment security has declined below its amortized cost, management is required to assess whether the decline is other-than-temporary. The Company is required to write-down the value of a security through a charge to earnings if management concludes that a decline is other-than-temporary. In the case of debt securities, the Company is required to charge to earnings any decreases in value that are credit-related. As of September 30, 2012, the amortized cost and the fair value of our securities portfolio totaled $400.4 million and $414.9 million, respectively. Changes in the expected cash flows of these securities and/or prolonged price declines in future periods may result in a charge to earnings to write down these securities. Any charges for other-than-temporary impairment would not impact cash flow or liquidity. Losses in value in the Company’s investment securities portfolio could result in further impairment write-downs, which would, in turn, reduce earnings.

A significant percentage of the Company’s assets are invested in cash and cash equivalents and investment securities, which typically have a lower yield than the Company’s loan portfolio.

The Company’s results of operations are substantially dependent on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. At September 30, 2012, 11.2% of the Company’s assets was invested in cash and cash equivalents and investment securities. These investments generally yield substantially less than the loans in the loan portfolio. The Company intends to invest a greater proportion of assets in loans with the goal of increasing net interest income once loan demand, which is currently subdued, improves.

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

Over the long term, the Company expects to experience growth in assets, deposits and the scale of operations, whether through organic growth or acquisitions. However, achieving growth targets requires the Company to successfully execute its business strategies. The Company’s business strategies include continuing to emphasize commercial real estate lending and introducing new and competitive deposit products such as checking accounts to become a full-service community banking institution. The ability to successfully grow will also depend on the continued availability of loan opportunities that meet the Company’s stringent underwriting standards. If the Company does not manage its growth effectively, it may not be able to achieve its business plan, and its business and prospects could be adversely affected.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and merged into the Office of the Comptroller of the Currency, which regulates national banks. Savings and loan holding companies, including Franklin Financial, are now regulated by the Board of Governors of the Federal Reserve System. Also included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well and State Attorneys General will have greater authority to bring a suit against a federally chartered institution, such as Franklin Federal, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in 2015, which will limit the Company’s ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on the Company’s business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on the Company’s operations, particularly through increased regulatory burden and compliance costs.

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

The Company relies heavily on its Chairman, President and Chief Executive Officer, Richard T. Wheeler, Jr., and its executive officers, Donald F. Marker, Steven R. Lohr and Barry R. Shenton. The loss of the chief executive officer or other executive officers could have a material adverse effect on our operations because, as a community bank, the Company has fewer management-level personnel that have the experience and expertise to readily replace these individuals. Changes in key personnel and their responsibilities may be disruptive to business and could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company entered into employment agreements with Messrs. Wheeler, Marker, Lohr and Shenton upon completion of its mutual-to-stock conversion in fiscal 2011.

The average age of our depositor base may make our strategy to expand our deposit product offerings more difficult to achieve.

Several years ago, the Company embarked on a strategy to broaden our deposit products and services, including the introduction of a money market checking account and a basic demand deposit account. Until recently, the only core deposit offering was a traditional passbook savings or money market account. Because approximately two-thirds of the Company’s depositor base is comprised of persons over the age of 60, the strategy to expand our deposit product offerings may be more difficult to achieve as the existing depositor base may not utilize new product offerings, and the Company may need to attract new depositors and customers to grow its business.

Strong competition within the Company’s market area could reduce profits and slow growth.

As the economy recovers, the Company will face more intense competition both in making loans and attracting deposits. This competition may make it more difficult to make new loans and may force the Company to offer lower loan rates and higher deposit rates. Pricing competition for loans and deposits might result in us earning less on loans and paying more on deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2012, which is the most recent date for which information is available, the Company held 0.88% of the FDIC-insured deposits in the Richmond, Virginia MSA. Some of the institutions with which the Company competes have substantially greater resources and lending limits than the Company and may offer services that it does not provide. The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Company’s profitability depends upon its continued ability to compete successfully in its market area.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

The Company owns its headquarters located at 4501 Cox Road, Glen Allen, VA 23060. This location also contains one of the Bank’s branches. The Bank operates seven other branches.  The Bank owns four of these branches and leases the remaining three. Additional information regarding lease commitments can be found in note 16 of the notes to consolidated financial statements. All of the premises are located in the Richmond MSA. All of the Company’s properties are in good operating condition and are adequate for the Company’s present needs.

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

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Franklin Financial Corporation’s common stock is listed on the Nasdaq Global Select Market under the symbol “FRNK”. The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual-to-stock conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the Nasdaq Stock Market on April 28, 2011. As of the close of business on September 30, 2012, there were 13,342,138 shares of common stock outstanding, held by approximately 1,600 holders of record.

The following table sets forth the high and low closing sales prices of the Company’s common stock as reported by the Nasdaq Stock Market for the periods indicated:

	Closing Price Per Share
	High	Low
Quarter ended:
September 30, 2012	$17.28	$15.84
June 30, 2012	$16.49	$13.80
March 31, 2012	$13.74	$11.91
December 31, 2011	$11.92	$10.81
September 30, 2011	$12.41	$11.04
June 30, 2011	$12.09	$11.76

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

Dividends

The Company did not declare any dividends to its stockholders during the year ended September 30, 2012. See “Item 1, Business—Regulation and Supervision—Holding Company Regulation—Dividends” and note 13 in the notes to the consolidated financial statements for more information relating to restrictions on the Bank’s ability to pay dividends to the Company and the Company’s payment of dividends.

On October 31, 2012, Franklin Federal filed a notice with the Federal Reserve Bank of Richmond of a proposed capital distribution to Franklin Financial in the form of a cash dividend in the aggregate amount of $15,000,000 in order to enable Franklin Financial to continue to repurchase shares of its common stock and for normal operating expenses and general corporate purposes. The Federal Reserve Bank of Richmond did not object to the distribution and, on November 29, 2012, the board of directors of Franklin Federal declared a dividend, which is payable in December 2012.

On November 15, 2012, the board of directors of Franklin Financial declared a special dividend of $0.45 per share of common stock, payable on December 18, 2012 to stockholders of record on November 30, 2012.

Performance Graph

	Period Ending
Index	4/28/11	6/30/11	9/30/11	12/31/11	3/31/12	6/30/12	9/30/12
Franklin Financial Corporation	$100.00	$100.75	$92.23	$98.91	$112.20	$137.43	$142.52
NASDAQ Composite	100.00	96.75	84.46	91.40	108.75	103.57	110.34
SNL Mid-Atlantic Thrift Index	100.00	92.52	75.13	82.35	92.17	87.71	99.52

Share Repurchases

On May 3, 2012, the Company’s board of directors approved a stock repurchase program whereby the Company could repurchase up to 715,141 shares of its outstanding common stock either on the open market or through private transactions. Purchases under this program were completed on September 18, 2012. On September 12, 2012, the board of directors approved a second stock repurchase program whereby the Company may repurchase an additional 679,385 shares of its common stock, to commence upon completion of the initial repurchase program. Repurchases made during the three months ended September 30, 2012 under these plans are as follows:

	Total Shares Purchased Pursuant to Publicly- Announced Plans	Average Price Paid Per Share	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly- Announced Plan
July 1 – 31, 2012	-	$-	188,841
August 1 – 31, 2012	62,500	16.61	126,341
September 1 – 30, 2012	371,900	17.05	433,826
Total	434,400	16.99

On November 15, 2012, the board of directors approved a third stock repurchase program. The new repurchase program provides for the repurchase of up to 645,415 shares of the Company’s common stock that will be outstanding upon completion of the second stock repurchase program. The new repurchases will commence upon completion of the second stock repurchase program. Repurchases will be made from time to time, in the open market or through privately negotiated transactions, as and when deemed appropriate by management and under any plan that may be deployed in accordance with SEC Rule 10b5-1.

Item 6.  SELECTED FINANCIAL DATA

The following is selected financial data for the Company for the last five years.

	At September 30,
(Dollars in thousands)	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$1,070,781	$1,096,977	$971,055	$1,009,596	$996,879
Cash and cash equivalents	119,879	115,749	97,909	62,783	34,829
Securities available for sale	394,179	396,809	276,643	315,835	332,987
Securities held to maturity	20,372	25,517	35,518	48,633	68,091
Loans, net	450,465	478,423	477,035	507,012	470,016
Loans held for sale	1,458	922	2,781	140	320
Bank owned life insurance	33,008	31,714	30,430	29,507	29,369
Deposits	640,304	648,754	647,127	647,362	635,603
Federal Home Loan Bank borrowings	172,204	190,000	190,000	230,000	230,000
Total stockholders’ equity	249,467	249,558	126,769	123,638	122,213

	For the Year Ended September 30,
(Dollars in thousands except per share amounts)	2012	2011	2010	2009	2008
Operating Data:
Interest and dividend income	$43,573	$45,934	$48,617	$53,117	$56,620
Interest expense	16,370	19,398	24,335	33,478	38,363
Net interest income	27,203	26,536	24,282	19,639	18,257
Provision for loan losses	(1,149)	3,744	9,256	3,843	1,154
Net interest income after provision for loan losses	28,352	22,792	15,026	15,796	17,103
Noninterest (expense) income:
Impairment of securities reflected in earnings	(4,665)	(2,572)	(7,629)	(19,997)	(16,491)
Gains (losses) on sales of securities, net	63	243	2,045	6,303	(24,105)
Other noninterest income	4,533	2,656	3,061	3,839	4,722
Total noninterest (expense) income	(69)	327	(2,523)	(9,855)	(35,874)
Other noninterest expenses	17,063	20,936	13,554	13,682	11,867

Income (loss) before provision for income taxes	11,220	2,183	(1,051)	(7,741)	(30,638)
Income tax expense (benefit)	4,739	752	30	(426)	(8,903)
Net income (loss)	$6,481	$1,431	$(1,081)	$(7,315)	$(21,735)
Net income per share – basic(1)	$0.50	$0.11	N/A	N/A	N/A
Net income per share – diluted(1)	$0.50	$0.11	N/A	N/A	N/A

(1)	Weighted-average shares used in the calculation of basic and diluted earnings per share were calculated from April 27, 2011 to September 30, 2011 for fiscal 2011.

	For the Year Ended September 30,
	2012	2011	2010	2009	2008
Performance Ratios:
Return on average assets	0.59%	0.13%	(0.11)%	(0.71)%	(2.13)%
Return on average equity	2.52	0.81	(0.85)	(6.27)	(15.04)
Interest rate spread(1)	2.29	2.34	2.32	1.77	1.46
Net interest margin(2)	2.67	2.67	2.58	2.06	1.98
Efficiency ratio(3)	54.09	48.68	48.66	57.07	54.49
Average interest-earning assets to average interest-bearing liabilities	123.90	117.20	109.99	108.20	113.04
Average equity to average assets	23.56	16.72	12.67	11.34	14.20

	At September 30,
	2012	2011	2010	2009	2008
Capital Ratios(4):
Tier 1 capital to adjusted tangible assets	17.68%	16.07%	10.90%	9.30%	9.37%
Tier 1 risk-based capital to risk weighted assets	26.62	23.81	14.12	10.90	14.04
Risk-based capital to risk weighted assets	27.87	25.07	15.37	11.80	14.86

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	2.22%	2.95%	2.72%	1.64%	1.11%
Allowance for loan losses as a percent of non-performing loans	31.58	34.65	45.07	39.85	419.79
Net charge-offs (recoveries) to average loans outstanding during the period	0.67	0.52	0.86	0.13	0.00
Non-performing loans as a percent of total loans	7.02	8.50	6.03	4.12	0.27
Non-performing loans as a percent of total assets	3.04	3.85	3.07	2.12	0.13
Non-performing assets as a percent of total stockholders’ equity and the allowance for loan losses	18.89	19.24	29.50	17.43	1.10

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	A non-GAAP measure calculated by dividing other noninterest expenses, net of impairment charges and losses on the sale of fixed assets or foreclosed assets and the conversion-related contribution to The Franklin Federal Foundation, by the sum of net interest income and other noninterest income, net of gains on the sale of fixed assets and foreclosed assets.
(4)	Ratios are for the Bank.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition at September 30, 2012 and 2011 and results of operations for each of the years ended September 30, 2012, 2011 and 2010. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included in this Form 10-K.

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are earnings from bank-owned life insurance, service charges (mostly from service charges on deposit accounts and loan servicing fees), fees from sale of mortgage loans originated for sale in the secondary market, and commissions on sales of securities and insurance products. We also recognize income from the sale of securities and other real estate owned.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. When loan quality improves and losses are less than originally projected, we may record credit provisions.

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy and equipment expenses, federal deposit insurance premiums and OCC assessments, data processing expenses, impairment charges on securities and other real estate owned, and other miscellaneous expenses.

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

Allowance for Loan Losses

The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged or credited to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 6 to the notes to the consolidated financial statements.

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

Pension Plan

The Company has a noncontributory defined benefit pension plan. This plan is accounted for under the provisions of ASC Topic 715: Compensation-Retirement Benefits, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. ASC Topic 715 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. Management must make certain estimates and assumptions when determining the projected benefit obligation. These estimates and assumptions include the expected return on plan assets, the rate of compensation increases over time, and the appropriate discount rate to be used in determining the present value of the obligation.

Comparison of Financial Condition at September 30, 2012 and September 30, 2011

Assets. Total assets at September 30, 2012 were $1.1 billion, a decrease of $26.2 million, or 2.4%, from September 30, 2011.

Cash and cash equivalents increased $4.2 million to $119.9 million at September 30, 2012 compared to $115.7 million at September 30, 2011, an increase of 3.6%. The increase in cash and cash equivalents was primarily due to net income and a decrease in loans and securities during the current year, partially offset by a decrease in deposits, cash used to repurchase stock under our stock repurchase programs and cash used to restructure our Federal Home Loan Bank borrowings.

Securities decreased $7.7 million, or 1.8%, to $414.6 million at September 30, 2012 compared to $422.3 million at September 30, 2011. The decrease in securities included $127.4 million of normal principal payments on securities, $18.9 million of sales of corporate equity securities, $4.2 million of sales of municipal bonds, $7.8 million of calls of agency and municipal bonds, $4.0 million of corporate bond maturities and $5.4 million of other-than-temporary impairment charges, partially offset by the purchase of $138.3 million of agency CMOs and MBSs, the purchase of $8.2 million of corporate bonds and a $15.2 million increase in net unrealized gains on securities available-for-sale.

Total loans, excluding loans held for sale, decreased $32.5 million, or 6.5%, to $464.0 million at September 30, 2012 compared to $496.5 million at September 30, 2011. The decrease was the result of several significant loan prepayments as well as net charge-offs of $3.2 million. One-to four-family loans declined $10.4 million, land and land development loans declined $23.3 million and construction loans declined $18.5 million. These declines were partially offset by increases in multi-family loans of $2.4 million and nonresidential loans of $17.5 million.

Liabilities. Total liabilities at September 30, 2012 were $821.3 million compared to $847.4 million at September 30, 2011, a decrease of $26.1 million, or 3.1%, primarily as a result of a $17.8 million decrease in FHLB borrowings resulting from the restructuring of nine FHLB advances during the 2012 fiscal year (see note 11 of the notes to the consolidated financial statements for further discussion of these restructurings).

Total deposits decreased $8.5 million, or 1.3%, to $640.3 million at September 30, 2012 compared to $648.8 million at September 30, 2011. The decrease in deposits was due to a $10.7 million decrease in certificates of deposit, partially offset by a $2.2 million increase in money market savings and money market checking accounts. Deposit growth has been limited because we have not been aggressive in deposit pricing due to our large cash position and weak loan demand.

Stockholders’ Equity. Stockholders’ equity was $249.5 million at September 30, 2012, a decrease of $91,000 from September 30, 2011. The decrease was the net result of the repurchase of $15.4 million of common stock as part of the Company’s stock repurchase programs and $7.4 million of common stock for the 2012 Equity Incentive Plan (see notes 15 and 14, respectively, to the notes to the consolidated financial statements), which was offset by net income of $6.5 million, a $13.7 million increase of accumulated other comprehensive income (AOCI), and ESOP and stock-based deferral plan related additions of $2.5 million. The increase in AOCI was caused primarily by a net increase in the estimated fair value of our portfolio of available-for-sale securities.

Results of Operations for the Years Ended September 30, 2012, 2011 and 2010

2012 vs. 2011. We had net income of $6.5 million for the year ended September 30, 2012 compared to net income of $1.4 million for the year ended September 30, 2011, an increase of $5.1 million. The increase was the net result of a $667,000 increase in net interest income, a $4.9 million decrease in the provision for loan losses, a $1.3 million increase in gains on sales of other real estate owned, a $551,000 increase in other service charges and fees, and a $3.9 million decrease in other noninterest expenses, partially offset by a $2.1 million increase in other-than-temporary impairment charges on securities included in income and a $4.0 million increase in income tax expense. See discussion below for further details.

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

Net Interest Income

2012 vs. 2011. Net interest income increased $667,000, or 2.5%, to $27.2 million in the year ended September 30, 2012 from $26.5 million in the year ended September 30, 2011. The increase in net interest income resulted from declines in interest expense on deposits and FHLB borrowings that exceeded declines in interest income on loans and securities. The declines in interest income were partially due to a higher mix of investment securities rather than loans in fiscal 2012 compared to fiscal 2011.

Total interest and dividend income decreased $2.3 million, or 5.1%, to $43.6 million for the year ended September 30, 2012 from $45.9 million for the year ended September 30, 2011. Interest income on loans decreased $1.1 million, or 3.6%, for the year ended September 30, 2012 compared to the year ended September 30, 2011 as a result of a $17.2 million decline in the average balance of loans and a 1 basis point decline in the overall rate. The average balance of nonresidential loans increased $14.1 million while the yield declined 11 basis points from the prior year. The average balance of multi-family loans increased $948,000 while the yield declined 7 basis points from the prior year. These increases in average balances were more than offset by a $10.1 million decline in the average balance of one- to four-family loans, a $9.5 million decline in the average balance of construction loans and a $12.2 million decline in the average balance of land and land development loans. The yield on one- to four-family and land and land development loans declined 18 basis points and 56 basis points, respectively, while the yield on construction loans increased 159 basis points.

Interest and dividend income on investment securities decreased $1.2 million, or 8.8%, due to a 67 basis point decline in yield that was partially offset by a $47.1 million increase in the average balance of investment securities for the year ended September 30, 2012 compared to the year ended September 30, 2011. The average balance of CMOs increased $49.3 million and the yield decreased 108 basis points, resulting in a decrease in interest income of $1.0 million from fiscal 2011 to fiscal 2012. The Company has significantly increased its investment in short-term CMOs to meet regulatory qualified thrift lender requirements, to better position the Company for rising interest rates, and to manage the proceeds from the Company’s stock conversion until the funds can be effectively deployed into new loan opportunities. Additionally, interest income on MBSs decreased $111,000 from fiscal 2011 to fiscal 2012 due to a 126 basis point decline in yield that was partially offset by a $12.7 million increase in the average balance.

Total interest expense decreased $3.0 million, or 15.6%, to $16.4 million for the year ended September 30, 2012 from $19.4 million for the year ended September 30, 2011. The decline was the result of a $2.4 million decrease in deposit costs and a $585,000 decrease in FHLB borrowing costs. The average balance of interest-bearing deposits decreased $17.7 million, or 2.7%, for the year ended September 30, 2012 compared to the year ended September 30, 2011 due to a decrease in average certificates of deposit of $12.4 million along with a $5.3 million decrease in money market savings and money market checking accounts. The average interest rate paid on deposits decreased 34 basis points as a result of the lower interest rate environment for deposits.

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

Provision for Loan Losses

2012 vs. 2011. The provision for loan losses decreased $4.8 million to a credit provision of $1.1 million for the year ended September 30, 2012 compared to a provision expense of $3.7 million for the year ended September 30, 2011. The decrease in the provision reflects a combination of a decrease in the balance of loans outstanding as well as lower outstanding balances of nonperforming loans and classified and criticized loans in certain portfolios. The Company recorded provisions of $142,000 and $282,000 in the one-to four-family and nonresidential loan portfolios, respectively. The provision for the one-to four-family loan portfolio was the result of an increase in nonperforming non-owner-occupied loans, while the provision for the nonresidential portfolio was the result of a $17.5 million, or 9.2%, increase in nonresidential loans. The Company recorded credit provisions for the land and land development and construction loan portfolios totaling $1.3 million, as a result of declining loan balances, improving credit quality and a lower outstanding balance of nonperforming loans in these portfolios. Net loan charge-offs were $3.2 million for the year ended September 30, 2012 compared to $2.5 million for the year ended September 30, 2011. Most of the fiscal 2012 charge-offs occurred in the first quarter on loans for which there were specific allowances at September 30, 2011. The overall allowance rate declined 73 basis points to 2.22% of total loans at September 30, 2012 from 2.95% of total loans at September 30, 2011. See note 6 of the notes to the consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

2011 vs. 2010. The provision for loan losses decreased $5.6 million to $3.7 million for the year ended September 30, 2011 compared to $9.3 million for the year ended September 30, 2010. The decrease in the provision resulted from a leveling-off of problem loans in certain portfolios. The Company recorded provisions of $580,000, $180,000, $548,000 and $2.5 million in the one-to four-family, multi-family, nonresidential and land and land development loan portfolios, respectively. These increases were due to higher historical charge-offs and/or higher nonperforming loans. Net loan charge-offs were $2.5 million for the year ended September 30, 2011 compared to $4.4 million for the year ended September 30, 2010. The overall allowance rate increased 23 basis points to 2.95% of total loans at September 30, 2011 from 2.72% of total loans at September 30, 2010.

Noninterest Income (Expense)

The following table presents the components of noninterest income (expense) and the percentage increase (decrease) from the prior year:

	2012 vs. 2011			2011 vs. 2010
(Dollars in thousands)	2012	2011	%	2011	2010	%
Service charges on deposit accounts	$50	$36	38.2%	$36	$53	(30.6)%
Other service charges and fees	930	379	145.6	379	624	(39.3)
Gains on sales of loans held for sale	257	344	(25.3)	344	372	(7.5)
Gains on sales of securities, net	63	243	(74.1)	243	2,045	(88.1)
Gains (losses) on sales of other real estate owned	1,398	68	NM	68	(39)	276.4

Impairment of securities	(5,358)	(2,794)	91.8	(2,794)	(8,177)	(65.8)
Impairment recognized in OCI	(693)	(222)	212.0	(222)	(548)	(59.4)
Net impairment reflected in earnings	(4,665)	(2,572)	81.4	(2,572)	(7,629)	(66.3)
Increase in cash surrender value of bank-owned life insurance	1,294	1,284	0.8	1,284	1,293	(0.8)
Other operating income	604	545	10.8	545	758	(28.1)
Total noninterest (expense) income	$(69)	$327	(121.1)	$327	$(2,523)	113.0

Gains, Losses and Impairment Charges on Securities

2012 vs. 2011. Other-than-temporary-impairment charges on securities reflected in earnings increased $2.1 million to $4.7 million for the year ended September 30, 2012 compared to $2.6 million for the year ended September 30, 2011. Impairment charges reflected in earnings consisted of $1.3 million in charges on debt securities and $3.4 million in charges on equity securities for the year ended September 30, 2012 compared to $1.5 million and $1.1 million in the prior year, respectively. Sales of securities resulted in net gains of $63,000 for the year ended September 30, 2012 compared to $243,000 for the year ended September 30, 2011.

Other-than-temporary impairment charges recognized on debt securities in fiscal 2012 were related primarily to the Company’s investment in an auction-rate municipal bond backed by student loans that was downgraded during the current year and was experiencing deteriorating collateral quality. The charges were also due to our portfolio of non-agency CMOs and were the result of continued stress in the economy and housing market, resulting in continued elevated average delinquency and foreclosure rates on the loans collateralizing these securities, as well as declining levels of debt tranches subordinate to those owned by us. At September 30, 2012, average delinquency rates for the collateral supporting our portfolio of non-agency CMOs were 14.3% compared to 15.8% at September 30, 2011. Average delinquency rates peaked in March of 2010 at a rate of 16.7%, up from 6.7% in July 2008, when management first began tracking this metric. Additionally, 83.7% of non-agency CMOs had subordination percentages less than or equal to 10% at September 30, 2012, compared with 84.6% at September 30, 2011.

Other-than-temporary impairment charges recognized on equity securities in fiscal 2012 were primarily related to the impairment of the Company’s investment in one Virginia-based community bank with a price trend that raised, at the time, significant concern about the ability of the stock price to return to the Company’s cost basis in a reasonable period of time, as well as the Company’s investment in an exchange-traded fund designed to move inversely with the price of the 20-year treasury bond. The exchange-traded fund was adversely affected by the Federal Reserve’s maturity extension program (“operation twist”). During the year ended September 30, 2012, the Company sold its investment in this exchange-traded fund, as well as a significant portion of its investments in stocks of financial institutions and other companies with exposure to global credit, currency and other risks.

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

Noninterest Income, excluding Gains, Losses, and Impairment Charges on Securities

2012 vs. 2011. Total other noninterest income, excluding gains, losses, and impairment charges on securities, increased $1.9 million for the year ended September 30, 2012 compared to the year ended September 30, 2011, primarily as a result of a $1.3 million increase in gains on sales of other real estate owned and a $551,000 increase in other service charges and fees, which was primarily the result of fees received in connection with the prepayment of several large loans due either to refinancing or the sale of the underlying collateral.

2011 vs. 2010. Total other noninterest income, excluding gains, losses, and impairment charges on securities, decreased $405,000 for the year ended September 30, 2011 compared to the year ended September 30, 2010, primarily as a result of a $245,000 decrease in other service charges and fees, which was primarily related to late fees received on construction loans in 2010, and a $213,000 decrease in other operating income. These decreases were partially offset by gains on sales of other real estate owned of $68,000 in fiscal 2011 compared to losses of $39,000 in fiscal 2010.

Noninterest Expenses

The following table presents the components of noninterest expense and the percentage increase (decrease) from the prior year:

	2012 vs. 2011			2011 vs. 2010
(Dollars in thousands)	2012	2011	%	2011	2010	%
Personnel expense	$9,520	$7,995	19.1%	$7,995	$6,908	15.7%
Occupancy expense	905	853	6.1	853	853	–
Equipment expense	936	896	4.4	896	875	2.5
Advertising expense	183	190	(3.5)	190	209	(9.1)
Federal deposit insurance premiums	807	972	(17.0)	972	1,114	(12.8)
Fee on early retirement of FHLB borrowings	–	–	–	–	318	(100.0)
Charitable contributions to The Franklin Federal Foundation	–	5,555	(100.0)	5,555	–	NM
Impairment of other real estate owned	611	1,209	(49.5)	1,209	379	218.9
Other operating expenses	4,101	3,266	25.6	3,266	2,898	12.7
Total other noninterest expenses	$17,063	$20,936	(18.5)	$20,936	$13,554	54.5

2012 vs. 2011. Total noninterest expenses decreased $3.8 million, or 18.5%, to $17.1 million for the year ended September 30, 2012 compared to $20.9 million for the year ended September 30, 2011. The decrease was the net result of several factors, the largest of which was $5.6 million in contributions to The Franklin Federal Foundation during the year ended September 30, 2011 in connection with the Company’s mutual-to-stock conversion. The decrease was also due to a $165,000 decrease in federal deposit insurance premiums and a $598,000 decrease in impairment of other real estate owned. These decreases were partially offset by a $1.5 million increase in personnel expense and an $835,000 increase in other operating expenses. The increase in personnel expense was caused by a $453,000 increase in expenses related to the Company’s ESOP, which was only in effect for a portion of 2011, a $1.3 million increase in compensation expense related to stock options and restricted stock granted to officers in 2012 under the 2012 Equity Incentive Plan, and a $271,000 increase in pension plan expenses. These increases in personnel expense were partially offset by a $770,000 decrease in deferred compensation plan expenses. The increase in other operating expenses was the result of $377,000 in expenses related to stock options and restricted stock granted to directors in 2012 under the 2012 Equity Incentive Plan as well as a $413,000 increase in fees paid for audit, legal, and other professional services.

2011 vs. 2010. Total noninterest expenses increased $7.4 million, or 54.5%, to $20.9 million for the year ended September 30, 2011 compared to $13.5 million for the year ended September 30, 2010. The increase in noninterest expenses was due primarily to a $5.6 million charitable contribution of cash and stock to The Franklin Federal Foundation in connection with our mutual-to-stock conversion. Excluding the contribution to The Franklin Federal Foundation, noninterest expenses increased $1.8 million, or 13.5%, to $15.3 million from $13.5 million for the year ended September 30, 2010.

The largest increase in noninterest expenses, exclusive of the contribution to The Franklin Federal Foundation, was a $1.1 million increase in personnel expenses. The increase in personnel expenses was primarily the result of a $297,000 increase in salaries, a $376,000 increase in deferred compensation expense for officers and directors and $425,000 in expenses related to the allocation of shares to employees from the ESOP. Impairment of other real estate owned was $830,000 higher in fiscal 2011 than in fiscal 2010. Other operating expenses for the year ended September 30, 2011 increased $368,000 as a result of expenses related to reporting as a public company, including increased legal, external audit and tax, and consulting expenses as well as SEC reporting expenses and expenses related to listing on the NASDAQ Global Market stock exchange, partially offset by no fees on the early retirement of FHLB borrowings in fiscal 2011 compared to $318,000 in fiscal 2010.

Income Taxes

2012 vs. 2011. Income tax expense was $4.7 million for the year ended September 30, 2012 compared to $752,000 for the prior year. The effective income tax expense rate for 2012 was 42.2% compared to 34.4% for 2011. Income tax expenses were increased by $1.3 million in 2012 and $1.1 million in 2011 to record a valuation allowance for deferred tax assets related to realized capital loss carryforwards that depend on future capital gains for realization. We had tax-exempt income from bank-owned life insurance, dividends, low income housing and historical tax credits and other sources, which produced net tax benefits of $373,000 and $1.1 million in fiscal 2012 and 2011, respectively.

2011 vs. 2010. Income tax expense was $752,000 for the year ended September 30, 2011 compared to $30,000 for the prior year. The effective income tax expense rate for 2011 was 34.4% compared to 2.8% for 2010. The difference was due primarily to a pre-tax loss in 2010. Additionally, the 2011 and 2010 income tax expenses were increased by $1.1 million and $1.0 million to record a valuation allowance for deferred tax assets related to realized capital loss carryforwards that depend upon future capital gains for realization. We had tax-exempt income from municipal bonds, bank-owned life insurance, dividends, and low income housing and historical tax credits, as well as state taxes and other sources, which produced net tax benefits of $1.1 million and $633,000 in 2011 and 2010, respectively.

Average Balances, Income and Expenses, Yields and Rates

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average daily balances of assets or liabilities, respectively, for the years presented. Nonaccrual loans are included in average loan balances only. Loan fees are included in interest income on loans and are not material. Yields have not been adjusted for tax exempt earnings, which are not material.

	For the Year Ended September 30,
	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One-to four-family	$109,795	$7,553	6.88%	$119,902	$8,469	7.06%	$128,275	$9,144	7.13%
Multi-family	79,939	5,259	6.58	78,991	5,251	6.65	86,392	5,759	6.67
Nonresidential	197,700	13,276	6.72	183,630	12,548	6.83	154,733	10,311	6.66
Construction	30,860	2,045	6.63	40,313	2,033	5.04	61,614	2,607	4.23
Land and land development	56,401	2,491	4.42	68,611	3,420	4.98	73,978	4,683	6.33
Other	583	48	8.23	1,077	85	7.89	3,511	147	4.19
Total loans	475,278	30,672	6.45	492,524	31,806	6.46	508,503	32,651	6.42
Securities:
Collateralized mortgage obligations	230,892	4,209	1.82	181,575	5,257	2.90	128,642	6,280	4.88
Mortgage-backed securities	45,613	1,082	2.37	32,889	1,193	3.63	40,745	1,704	4.18
States and political subdivisions	14,366	732	5.10	18,888	836	4.43	21,621	935	4.33
U. S. government agencies	1,242	18	1.45	9,964	94	0.94	–	–	–
Corporate equity securities	23,347	374	1.60	24,303	303	1.25	24,198	322	1.33
Corporate debt securities	119,953	6,206	5.17	120,718	6,163	5.11	126,639	6,514	5.14
Total securities	435,413	12,621	2.90	388,337	13,846	3.57	341,845	15,755	4.61
Investment in FHLB stock	10,506	134	1.28	11,834	83	0.70	13,360	47	0.35
Other interest-earning assets	97,816	146	0.15	100,221	199	0.20	86,858	164	0.19
Total interest-earning assets	1,019,013	43,573	4.28	992,916	45,934	4.63	950,566	48,617	5.11
Allowance for loan losses	(12,402)			(12,838)			(10,357)
Noninterest-earning assets	83,152			82,831			59,352
Total assets	$1,089,763			$1,062,909			$999,561
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Passbook savings	$–	–	–	$–	–	–	$2,483	25	1.01
Money market savings	221,999	1,013	0.46	225,776	1,793	0.79	211,729	2,714	1.28
Money market checking	43,740	205	0.47	45,214	367	0.81	34,028	439	1.29
Certificates of deposit	373,814	6,549	1.75	386,227	8,050	2.08	405,067	10,704	2.64
Total deposits	639,553	7,767	1.21	657,217	10,210	1.55	653,307	13,882	2.12
FHLB borrowings	182,902	8,603	4.70	190,000	9,188	4.84	210,890	10,453	4.96
Total interest-bearing liabilities	822,455	16,370	1.99	847,217	19,398	2.29	864,197	24,335	2.82
Noninterest bearing liabilities	10,574			38,006			8,742
Total liabilities	833,029			885,223			872,939
Stockholders’ equity	256,734			177,686			126,622
Total liabilities and stockholders’ equity	$1,089,763			$1,062,909			$999,561
Net interest income		$27,203			$26,536			$24,282
Interest rate spread(1)			2.29%			2.34%			2.29%
Net interest margin(2)			2.67%			2.67%			2.55%
Average interest-earning assets to average interest-bearing liabilities			124%			117%			110%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
38

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

	Year Ended September 30,			Year Ended September 30,
	2012 Compared to 2011			2011 Compared to 2010
	Increase (Decrease)			Increase (Decrease)
	Due to:			Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$(1,086)	$(48)	$(1,134)	$(1,045)	$200	$(845)
Securities	1,562	(2,787)	(1,225)	1,956	(3,865)	(1,909)
Investment in FHLB stock	(10)	61	51	(6)	42	36
Other interest earning assets	(5)	(48)	(53)	26	9	35
Total	461	(2,822)	(2,361)	931	(3,614)	(2,683)
Interest expense:
Deposits:
Passbook savings	–	–	–	(12)	(13)	(25)
Money market savings	(9)	(771)	(780)	170	(1,091)	(921)
Money market checking	(4)	(158)	(162)	119	(192)	(73)
Certificates of deposit	(253)	(1,248)	(1,501)	(477)	(2,176)	(2,653)
FHLB borrowings	(330)	(255)	(585)	(1,017)	(248)	(1,265)
Total	(596)	(2,432)	(3,028)	(1,217)	(3,720)	(4,937)
Increase (decrease) in net interest income	$1,057	$(390)	$667	$2,148	$106	$2,254

Asset Quality

Asset quality remains one of our most significant concerns as the prolonged financial downturn continues to stress homeowners, real estate investors, builders, and developers. The real estate market remains sluggish both nationally and in the Richmond MSA, though there are positive indicators that housing is starting to recover and that home prices have begun to increase. Construction projects for many residential developments remain stalled and, due to uncertainty about the timing of future construction and development, appraised values remain distressed. The nascent housing recovery is beginning to have positive spillover effects in land, land development and residential construction. There are financially strong investors and developers beginning to pursue stalled developments amid signs that lot inventory is declining as homebuyers begin to return to the market. We have been aggressive in collecting from, and working with, past due customers while trying to maintain the Company’s collateral position to the extent possible.

Allowance for Loan Losses

In 2012, 2011 and 2010, we experienced charge-off levels significantly higher than historical experience prior to those years as several local builders and developers were unable to perform on their loans due to significantly reduced real estate sales activity. By aggressively addressing these problem loans early, we got most of our identified losses behind us and were able to credit our provision for loan losses in 2012 due to a sizable decline in classified loan balances. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2012	2011	2010	2009	2008
Allowance at beginning of period	$14,624	$13,419	$8,524	$5,323	$4,166
Charge offs:
One-to four-family	68	519	230	–	–
Multi-family	–	–	–	–	–
Nonresidential	–	296	501	–	–
Construction	9	933	2,965	445	–
Land and land development	3,846	836	812	–	–
Other	–	–	–	204	–
Total charge-offs	3,923	2,584	4,508	649	–
Recoveries:
One-to four-family	6	3	6	6	3
Multi-family	–	–	–	–	–
Nonresidential	–	6	–	–	–
Construction	9	36	66	–	–
Land and land development	717	–	–	–	–
Other	–	–	75	–	–
Total recoveries	732	45	147	6	3
Net charge-offs (recoveries)	3,191	2,539	4,361	643	(3)
Provision for loan losses	(1,149)	3,744	9,256	3,844	1,154
Allowance at end of period	$10,284	$14,624	$13,419	$8,524	$5,323

Allowance as a percentage of non-performing loans at the end of the period	31.58%	34.65%	45.07%	39.85%	419.79%
Allowance as a percentage of total loans at the end of the period	2.22%	2.95%	2.72%	1.64%	1.11%
Net charge-offs (recoveries) to average loans outstanding during the period	0.67%	0.52%	0.86%	0.13%	0.00%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2012			2011			2010
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One-to four-family	$1,404	13.7%	22.5%	$1,324	9.1%	23.2%	$1,260	9.4%	26.0%
Multi-family	1,060	10.3	17.6	1,357	9.2	15.9	1,177	8.8	15.8
Nonresidential	3,428	33.3	44.9	3,146	21.5	38.4	2,888	21.5	35.1
Construction	1,014	9.9	5.5	1,724	11.8	8.9	2,700	20.1	8.2
Land and land development	3,373	32.8	9.4	7,064	48.3	13.5	5,372	40.0	14.3
Other	5	-	0.1	9	0.1	0.1	22	0.2	0.6
Total allowance for loan losses	$10,284	100.0%	100.0%	$14,624	100.0%	100.0%	$13,419	100.0%	100.0%

	At September 30,
	2009			2008
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One-to four-family	$1,046	12.3%	27.5%	$671	12.6%	33.0%
Multi-family	620	7.3	17.0	309	5.8	17.6
Nonresidential	1,307	15.3	25.5	408	7.7	14.5
Construction	2,728	32.0	13.9	1,433	26.8	16.8
Land and land development	2,781	32.6	15.1	2,180	41.0	16.6
Other	42	0.5	1.0	69	1.3	1.5
Total	$8,524	100.0	100.0%	5,070	95.2	100.0%
Unallocated	-	-		253	4.8
Total allowance for loan losses	$8,524	100.0%		$5,323	100.0%

Nonperforming Assets

Nonperforming assets (“NPAs”) consist of the Company’s nonaccrual loans, troubled debt restructurings, and other real estate owned.  Loans are generally placed on nonaccrual status after becoming three payments past due and interest accrued but not collected is reversed against interest income. A loan may be placed on nonaccrual status before it becomes three monthly payments delinquent if management concludes that circumstances indicate that the borrower may be unable to meet contractual principal or interest payments. Interest on these loans is accounted for on a cash basis until qualifying for a return to accrual status or subsequent charge-off. Borrowers who become delinquent on principal payments but remain current on interest payments may be kept on accrual basis if management believes that the borrower will ultimately be able to bring principal payments current.

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired it is recorded at net realizable value, which is equal to fair market value less estimated costs to sell, at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

At September 30, 2012, NPAs totaled $49.1 million, a decrease of $1.7 million from $50.8 million at September 30, 2011. Our level of NPAs remains elevated over historical experience as a result of stresses in the real estate market. While we intend to actively work to reduce our NPAs, these levels are likely to remain elevated in the near term as problem loans work to resolution, which may be foreclosure. The following table provides information with respect to our NPAs, including troubled debt restructurings, at the dates indicated:

	At September 30,
(Dollars in thousands)	2012	2011	2010	2009	2008
Nonaccrual loans:
One-to four-family	$9,884	$9,879	$4,576	$2,442	$888
Multi-family	12,664	6,103	–	–	–
Nonresidential	–	12,572	7,830	–	–
Construction	178	255	1,470	2,010	184
Land and land development	9,841	13,396	14,667	16,741	197
Total	32,567	42,205	28,543	21,193	1,269

Accruing loans past due 90 days or more:
Construction	–	–	90	–	–
Land and land development	–	–	1,140	197	–
Total	–	–	1,230	197	–
Total of non-performing loans	32,567	42,205	29,773	21,390	1,269

Other real estate owned	16,502	8,627	11,581	1,650	138
Total non-performing assets	49,069	50,832	41,354	23,040	1,407
Performing troubled debt restructurings(1)	5,534	–	–	–	–
Troubled debt restructurings and total non-performing assets	$54,603	$50,832	$41,354	$23,040	$1,407
Total non-performing loans to total loans	7.02%	8.50%	6.03%	4.12%	0.27%
Total non-performing loans to total assets	3.04%	3.85%	3.07%	2.12%	0.13%
Total non-performing assets and troubled debt restructurings to total assets	5.10%	4.63%	4.26%	2.28%	0.14%

(1)	Performing troubled debt restructurings do not include troubled debt restructurings that remain on nonaccrual status and are included in nonaccrual loans above.

At September 30, 2012, nonaccrual loans were primarily comprised of the following:

•	Land and land development loans:

-	One loan on several hundred acres of undeveloped land in central Virginia proposed for a residential development within a planned unit development. This loan had a balance of $5.0 million and was classified as impaired at September 30, 2012. The collateral was valued at $8.9 million based upon a September 2012 appraisal, and a specific allowance calculation on this loan resulted in no allowance at September 30, 2012 due to sufficient collateral. The borrowers and guarantors on this loan declared bankruptcy and the Company is petitioning the bankruptcy court for release of its collateral.

-	One loan on several hundred acres of undeveloped land in central Virginia proposed for multi-use development within a planned unit development. This loan is a participation loan with two other banks, each having a one-third interest. The balance of the Company’s portion of this loan was $4.1 million and was classified as impaired at September 30, 2012. The collateral was valued at $15.1 million (of which $5.0 million is attributable to the Company) based upon a September 2012 appraisal, and a specific allowance calculation on this loan resulted in no allowance at September 30, 2012 due to sufficient collateral. The borrowers and guarantors on this loan declared bankruptcy and the Company is petitioning the bankruptcy court for release of its collateral.

-	One loan that matured in May 2012 secured by a 25% interest in several hundred acres of undeveloped land in central Virginia proposed for residential development. This loan had a balance of $639,000 at September 30, 2012, was classified as substandard and was 31 to 60 days delinquent at that date. The Company had one other loan on this property. The borrower on this loan declared bankruptcy in December 2009 and the portion (75% interest) of collateral related to this loan was brought into other real estate owned during the year ended September 30, 2012. The total collateral was valued at $2.6 million based upon a September 2012 appraisal, of which $639,000 is attributable to the remaining outstanding loan.

•	Multi–family:

-	Three loans on an apartment complex in central Virginia that had a combined balance of $11.4 million. The apartment complex is valued at $14.1 million based upon a February 2012 appraisal. These loans were considered impaired at September 30, 2012, but no specific allowance was necessary due to sufficient collateral. Two of the loans with a combined balance of $5.3 million were current at September 30, 2012. The third loan had a balance of $6.1 million and was over 180 days delinquent at September 30, 2012.

-	One loan on a 64-unit apartment complex in central Virginia with a balance of $1.2 million at September 30, 2012. The apartment complex does not generate enough cash to service the debt and requires support from the guarantor. This loan was identified as impaired at September 30, 2012 and had no specific allowance due to sufficient collateral based on a June 2012 appraisal of the apartment complex indicating a value of $1.5 million.

•	One-to Four-Family:

-	Forty-nine loans on one-to four-family residential properties in central Virginia to multiple borrowers with an aggregate balance of $5.7 million at September 30, 2012.

-	Two loans outstanding to separate entities controlled by the same guarantor totaling $4.1 million secured by twenty-one non-owner-occupied one-to four-family homes, almost all of which were rented at September 30, 2012. The two loans were over 180 days delinquent at September 30, 2012 because the rental cash flows from the properties were not sufficient to fully cover debt service. A specific allowance calculation on these loans resulted in a specific allowance of $365,000 at September 30, 2012 based on February 2012 appraisals totaling $4.2 million.

•	Nonresidential:

-	There were no nonresidential loans on nonaccrual status at September 30, 2012. The decline from September 30, 2011 was due to three loans totaling $10.5 million becoming current and one loan for $2.3 million being taken into other real estate owned.

During the quarter ended September 30, 2012, the Company acquired $6.3 million of other real estate owned by foreclosure or deed in lieu of foreclosure on five loans secured by three residential developments in central Virginia. Each of the loans was classified as substandard at June 30, 2012. The properties are:

-	Adjoining single-family residential developments in which the Company has a participation interest of 23.6%, or $3.7 million. There are five other participant banks.

-	Several hundred acres of undeveloped land proposed for residential development with an appraised value of $1.9 million based upon a September 2012 appraisal.

-	Three river view lots with a value of $746,000 based upon an August 2012 appraisal.

Other real estate owned consisted of the following for the dates indicated:

	At September 30,
(Dollars in thousands)	2012	2011	2010
Other real estate owned obtained upon foreclosure of:
One-to four-family loans	$742	$252	$454
Nonresidential loans	3,461	1,624	2,196
Construction loans	3,348	4,207	7,002
Land and land development loans	8,951	2,544	1,929
Total	$16,502	$8,627	$11,581

	At September 30,
(Dollars in thousands)	2012	2011	2010
Other real estate owned by property type:
Speculative houses	$–	$–	$450
Owner- and non-owner-occupied houses	742	252	1,146
Developed lots	6,326	3,604	5,218
Undeveloped land	5,973	3,147	2,571
Retail property	3,461	1,624	2,196
Total	$16,502	$8,627	$11,581

The following table provides information on construction loans to builders to finance lots at 100% of cost, which was customary practice in our primary market area prior to 2009, and the related other real estate owned obtained upon foreclosure of residential lots for the dates indicated:

	At September 30,
(Dollars in thousands)	2012	2011	2010
Loans to builders secured by lots:
Number of lots	133	130	135
Amount outstanding	$8,396	$9,307	$10,345

Foreclosed lots obtained from builders:
Number of lots	147	87	100
Carrying value	$6,326	$3,604	$5,218

The increase in other real estate owned from $8.6 million at September 30, 2011 to $16.5 million at September 30, 2012 is the result of $10.4 million in foreclosures during 2012, partially offset by impairment charges of $611,000 and sales of property of $1.8 million. The Company has had increasing success in 2012 selling developed lots. We sold 18 lots to builders for the construction of single-family homes, many of which were pre-sold to homebuyers. Of the other real estate owned at September 30, 2012, $7.2 million is real estate held for sale, consisting of residential one-to-four family homes, 79 developed lots, and undeveloped land. We are actively marketing these properties. The remaining $9.3 million other real estate owned at September 30, 2012 is real estate held for development and sale and consists primarily of 68 residential lots, undeveloped land, residential one-to-four family homes, and two retail properties. We intend to carry these assets and sell them at a future date once market conditions improve.

Classified and Criticized Assets

Federal regulations require us to review and classify assets on a regular basis. In addition, the OCC and Federal Reserve have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When management classifies an asset as substandard or doubtful, a specific allowance for loan losses may be established. If management classifies an asset as loss, an amount equal to 100% of the portion of the asset classified loss is charged to the allowance for loan losses. The regulations also provide for a “special mention” category, described as assets that do not currently expose the Company to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving the Company’s close attention.

The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated:

	At September 30,
(Dollars in thousands)	2012	2011	2010
Loans(1)
Special mention	$17,583	$16,458	$22,065
Substandard	37,002	62,694	56,479
Total criticized loans	54,585	79,152	78,544

Other real estate owned
Substandard	16,502	8,627	11,581
Total classified other real estate owned	16,502	8,627	11,581

Securities
Substandard	10,710	13,563	29,414
Doubtful	–	3,002	3,063
Total classified securities	10,710	16,565	32,477
Total criticized assets	$81,797	$104,344	$122,602

(1)	For regulatory reporting, performing troubled debt restructurings can be reclassified at the beginning of each calendar year. As a result, total classified and criticized loans for GAAP and regulatory reporting may be different.

At September 30, 2012, substandard loans, other than nonperforming loans, were comprised primarily of the following:

-	One loan secured by several hundred acres of partially-developed residential land in central Virginia. The property is zoned for 107 potential lots. The “as-is” value of the collateral based on a June 2012 appraisal is $6.6 million, and the Company’s loan balance at September 30, 2012 was $3.9 million. The loan was current at September 30, 2012 and, to date, has received support from the guarantors as needed.

-	One loan secured by a day care center and twenty-six developed lots in central Virginia. This loan had a balance of $2.1 million and was current at September 30, 2012. The collateral for this loan was valued at $2.7 million based on a June 2011 appraisal of the day care center and the lots. We have two other loans to entities controlled by the guarantor on this loan as described above in the section regarding nonaccrual one-to four-family loans.

Investment Securities

At September 30, 2012, the securities portfolio represented 38.7% of total assets, compared to 38.5% at September 30, 2011 and 32.1% at September 30, 2010. Securities decreased $7.7 million to $414.6 million at September 30, 2012 from $422.3 million at September 30, 2011. Sales, prepayments and maturities of securities exceeded purchases of new securities by $7.6 million for the year ended September 30, 2012 as the Company reduced its assets and increased its cash balances due to the prevailing low interest-rate environment. We also recognized other-than-temporary impairment charges on non-agency CMOs, one student loan backed municipal bond and corporate equity securities of $5.4 million. Securities increased $110.1 million, or 35.3%, in the year ended September 30, 2011 as purchases of new securities exceeded sales, prepayments and maturities of securities by $126.8 million as the Company worked to deploy cash received in connection with the mutual-to-stock conversion. We also recognized other-than-temporary impairment charges on non-agency CMOs and corporate equity securities of $2.8 million.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated. The carrying values of securities held to maturity for financial statement purposes are different from either the amortized costs or fair values. See note 4 of the notes to the consolidated financial statements.

	At September 30,
	2012		2011		2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value
Securities available for sale:
U.S. government and federal agencies	$–	$–	$7,500	$7,501	$–	$–
States and political subdivisions	11,938	13,125	18,143	18,173	20,066	20,840
Agency mortgage-backed securities	80,508	81,780	23,561	24,795	27,017	28,672
Agency collateralized mortgage obligations	164,650	166,601	207,123	208,703	83,520	85,067
Corporate equity securities	11,885	14,796	28,735	21,673	23,846	22,813
Corporate debt securities	109,796	117,877	111,519	115,964	114,585	119,251
Total securities available for sale	378,777	394,179	396,581	396,809	269,034	276,643

Securities held to maturity:
Agency mortgage-backed securities	4,714	4,935	5,512	5,699	6,343	6,493
Agency collateralized mortgage obligations	5,079	5,646	6,552	7,386	8,271	9,154
Non-agency collateralized mortgage obligations	11,832	10,174	14,288	10,163	21,892	17,850
Total securities held to maturity	21,625	20,755	26,352	23,248	36,506	33,497
Total securities	$400,402	$414,934	$422,933	$420,057	$305,540	$310,140

(1)	Amortized cost excludes other-than-temporary impairment charges related to factors other than credit that are included in accumulated other comprehensive income. Securities classified as held to maturity are carried at amortized cost less amounts recognized in accumulated other comprehensive income.

At September 30, 2012, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government), including both debt and equity securities, that had an aggregate book value in excess of 10% of equity.

The following table sets forth the stated maturities and weighted average yields of our investment securities, excluding corporate equity securities, at September 30, 2012. Certain securities have adjustable interest rates and reprice monthly or annually. These repricing schedules are not reflected in the table below. At September 30, 2012, the amortized cost of mortgage-backed securities and collateralized mortgage obligations with adjustable rates totaled $82.7 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
States and political subdivisions	$–	–%	$–	–%	$–	–%	$11,938	6.45%	$11,938	6.45%
Mortgage-backed securities	–	–	2,448	1.11	66	1.81	77,994	1.91	80,508	1.88
Collateralized mortgage obligations	–	–	39,755	1.04	74,595	1.36	50,300	0.64	164,650	1.06
Corporate debt securities	15,728	5.57	53,292	4.69	19,563	5.95	21,213	5.64	109,796	5.22
Total securities available for sale	15,728	5.57	95,495	3.08	94,224	2.32	161,445	2.34	366,892	2.66

Securities held to maturity:
Mortgage-backed securities	–	–	58	9.19	79	4.73	4,577	2.24	4,714	2.36
Collateralized mortgage obligations	–	–	–	–	–	–	16,911	5.14	16,911	5.14
Total securities held to maturity	–	–	58	9.19	79	4.73	21,488	4.52	21,625	4.54

Total	$15,728	5.57	$95,553	3.08	$94,303	2.32	$182,933	2.60	$388,517	2.82

Loan Portfolio

Total loans, excluding loans held for sale, decreased $32.5 million, or 6.5%, in 2012 to $464.0 million, from $496.5 million at September 30, 2011. One-to four-family residential loans decreased $10.4 million, or 9.0%, in 2012 and $13.7 million, or 10.7%, in 2011, as we sold nearly all loan production of owner-occupied, one-to four-family residential loans in the secondary market. Construction loans decreased $18.5 million, or 42.1%, in 2012 compared to an increase of $3.7 million, or 9.2%, in 2011. The decrease in construction loans was primarily the result of fewer commercial real estate construction projects in process at September 30, 2012 compared to September 30, 2011 and the reduction of residential construction loans due to our conscious effort to reduce speculative construction loans. Land and land development loans decreased $23.3 million, or 34.7%, in 2012 and $3.4 million, or 4.9% in 2011. The decrease in land and land development loans was due to our efforts to reduce the total of such loans and construction loans to less than 100% of our Tier 1 capital plus the general portion of our allowance for loan losses. At September 30, 2012, the percentage had been reduced to 36.9%. Nonresidential real estate and multi-family real estate loans totaled $289.7 million and represented 62.5% of total loans at September 30, 2012, compared to $269.9 million or 54.3% of total loans at September 30, 2011. Nonresidential and multi-family real estate loans increased $19.9 million, or 7.4%, in 2012 and $18.3 million, or 7.3%, in 2011 due to improved opportunities as a result of reduced competition from insurance companies, conduits and other financial institutions through the early part of 2012 resulting from the distressed economic environment. While competition for these loans has begun to return with improvement in macroeconomic conditions, the sluggish real estate market, low interest rate environment, and dominant role of the federal government in the traditional mortgage market have made nonresidential and multi-family loans the Company’s primary opportunity for loan growth and profitability.

The following table sets forth the composition of our loan portfolio at the dates indicated, excluding loans held for sale:

	At September 30,
	2012		2011		2010		2009		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One-to four-family	$104,560	22.5%	$114,947	23.2%	$128,696	26.0%	$142,505	27.5%	$157,838	33.0%
Multi-family	81,503	17.6	79,106	15.9	78,183	15.8	88,406	17.0	84,308	17.6
Nonresidential	208,225	44.9	190,747	38.4	173,403	35.1	132,344	25.5	69,492	14.5
Construction(1)	25,489	5.5	43,992	8.9	40,294	8.2	72,079	13.9	80,273	16.8
Land and land development(1)	43,761	9.4	67,049	13.5	70,482	14.3	78,368	15.1	79,192	16.6
Other	498	0.1	650	0.1	2,997	0.6	5,337	1.0	7,252	1.5
Total loans	464,036	100.0%	496,491	100.0%	494,055	100.0%	519,039	100.0%	478,355	100.0%

Less:
Deferred loan fees	3,287		3,444		3,601		3,503		3,016
Allowance for loan losses	10,284		14,624		13,419		8,524		5,323
Loans, net	$450,465		$478,423		$477,035		$507,012		$470,016

(1)	Undisbursed amounts for construction and land and land development loans are netted in the applicable construction loan balance in the table above.

Loan Maturity

The following table sets forth certain information at September 30, 2012 regarding the dollar amount of loan principal repayments becoming due during the periods indicated, excluding loans held for sale. The table reflects the call dates for loans that are callable, at the option of the Bank, prior to their contractual maturity, but does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. The amounts shown exclude loans in process and unearned loan origination fees.

	At September 30, 2012
(Dollars in thousands)	One-to Four-Family	Multi- Family	Non- Residential	Construction	Land and Land Development	Other	Total Loans
Amounts due in:
One year or less	$15,326	$5,984	$6,992	$17,436	$36,738	$20	$82,496
More than one year to five years	20,375	32,676	78,625	65	6,619	-	138,360
More than five years to ten years	5,893	21,171	95,816	7,988	404	11	131,283
More than ten years	62,966	21,672	26,792	-	-	467	111,897
Total	$104,560	$81,503	$208,225	$25,489	$43,761	$498	$464,036

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans, excluding loans held for sale, at September 30, 2012 that are due after September 30, 2013 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown exclude applicable loans in process and unearned loan origination fees.

(Dollars in thousands)	Fixed Rates	Floating or Adjustable Rates	Total
One-to four-family	$89,234	$-	$89,234
Multi-family	73,489	2,030	75,519
Nonresidential	195,739	5,494	201,233
Construction	8,053	-	8,053
Land and land development	6,123	900	7,023
Other	478	-	478
Total	$373,116	$8,424	$381,540

Loan Activity

The following table shows loans originated and sold during the periods indicated, including loans intended for sale in the secondary market:

	Year Ended September 30,
(Dollars in thousands)	2012	2011	2010

Net loans and loans held for sale at beginning of period	$479,345	$479,817	$507,152
Loans originated:
One-to four-family	16,942	25,594	34,134
Multi-family	13,928	12,775	1,300
Nonresidential	15,000	31,966	37,182
Construction	27,750	38,205	29,039
Land and land development	6,797	924	2,813
Other	20	115	166
Total loans originated	80,437	109,579	104,634
Deduct:
Loan principal repayments	(86,468)	(85,135)	(91,572)
Loan sales	(11,410)	(18,808)	(19,197)
Charge-offs	(3,923)	(2,584)	(4,508)
Foreclosed loans transferred to OREO	(10,575)	(2,454)	(11,715)
Additions (deductions) for other items(1)	4,517	(1,070)	(4,977)
Net loan activity	(27,422)	(472)	(27,335)
Net loans and loans held for sale at end of period	$451,923	$479,345	$479,817

(1) Other items consist of deferred loan fees, the allowance for loan losses and loans in process.

Loan originations come from a number of sources, including real estate agents, mortgage bankers, existing customers, advertising and referrals from customers. We generally sell in the secondary market long-term, fixed-rate residential mortgage loans on owner-occupied properties that we originate. Our decision to sell loans is based on prevailing market interest rate conditions, interest rate risk management and liquidity needs. We also participate with other financial institutions in the origination of nonresidential and multi-family real estate loans. We underwrite participation interests using the same underwriting standards for loans that we originate for our portfolio. At September 30, 2012, our participation interests totaled $18.6 million, representing 5 loans, all of which were secured by properties within a 120-mile radius of our primary market area, including 3 loans totaling $4.7 million for which we are not the lead lender.

Deposits

Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our market area. Deposits decreased $8.5 million, or 1.3%, in the year ended September 30, 2012 and increased $1.6 million, or 0.3%, in the year ended September 30, 2011. At September 30, 2012, money market savings accounts totaled $221.7 million, or 34.7% of total deposits, money market checking accounts totaled $45.0 million, or 7.0% of total deposits, checking accounts totaled $0.8 million, or 0.1% of total deposits, and certificates of deposit totaled $372.8 million, or 58.2% of total deposits. Our high level of both cash and cash equivalents and long-term FHLB borrowings with prohibitive prepayment penalties discouraged management from offering above market deposit pricing during the past three to four years, resulting in relatively flat or declining deposit levels for fiscal 2012, 2011 and 2010.

The following table sets forth the balances of our deposit accounts at the dates indicated:

	At September 30,
(Dollars in thousands)	2012	2011	2010
Checking	$802	$–	$–
Passbook savings	–	–	1,313
Money market savings	221,695	221,713	222,788
Money market checking	44,967	43,479	42,593
Certificates of deposit	372,840	383,562	380,433
Total	$640,304	$648,754	$647,127

The following table indicates the amount of certificates of deposit greater than $100,000 by time remaining until maturity as of September 30, 2012, none of which are brokered deposits (dollars in thousands):

Maturity Period	Amount
Three months or less	$14,765
Over three through six months	20,466
Over six through twelve months	24,687
Over twelve months	53,453
Total	$113,371

The following table sets forth time deposits classified by rates at the dates indicated:

	At September 30,
(Dollars in thousands)	2012	2011	2010
Less than 1.00%	$183,820	$123,423	$40,625
1.00% - 1.99%	59,815	126,921	188,923
2.00% - 2.99%	73,143	50,277	40,679
3.00% - 3.99%	22,056	24,779	27,425
4.00% - 4.99%	22,944	24,663	37,344
5.00% - 5.99%	11,062	33,499	45,437
Total	$372,840	$383,562	$380,433

The following table sets forth the amount and maturities of time deposits at September 30, 2012:

	Amount Due in
(Dollars in thousands)	One Year Or Less	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Certificate Accounts
Less than 1.00%	$169,726	$12,627	$1,467	$-	$183,820	49.3%
1.00% - 1.99%	13,559	19,309	18,954	7,993	59,815	16.0
2.00% - 2.99%	10,105	2,189	6,780	54,069	73,143	19.6
3.00% - 3.99%	1,180	3,090	406	17,380	22,056	5.9
4.00% - 4.99%	9,204	10,181	2,183	1,376	22,944	6.2
5.00% - 5.99%	7,651	2,753	658	-	11,062	3.0
Total	$211,425	$50,149	$30,448	$80,818	$372,840	100.0%

Borrowings

We use borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) to supplement our supply of funds for loans and securities and to improve the interest-rate risk inherent in our long-term, fixed-rate loan portfolio.

FHLB borrowings at September 30, 2012 were $172.2 million, a decrease of $17.8 million from September 30, 2011 and September 30, 2010. The decrease was due to the exchange of nine FHLB borrowings totaling $160.0 million for new advances of the same amount. In connection with these exchanges, we paid prepayment penalties totaling $18.3 million. The new advances were not considered to be substantially different from the original advances in accordance with ASC 470-50, Debt – Modifications and Exchanges, and as a result the prepayment penalties have been treated as a discount on the new debt and are being amortized over the life of the new advances as an adjustment to rate. See note 11 to the notes to the consolidated financial statements for details regarding these exchanges.

The following table sets forth selected information regarding FHLB overnight borrowings for the periods indicated:

	Year Ended September 30,
(Dollars in thousands)	2012	2011	2010
Balance outstanding at end of year	$–	$–	$–
Interest rate at end of year	0.36%	0.36%	0.45%
Maximum amount outstanding at any month-end during year	$–	$–	$–
Average amount outstanding during year	$–	$–	$–
Weighted average interest rate during year	N/A	N/A	N/A

Long-term debt consists of borrowings from the FHLB with various interest rates and maturity dates. At September 30, 2012, all FHLB borrowings were long-term borrowings that mature in fiscal 2016 through 2032, $10.0 million of which are convertible in October 2012, at the FHLB’s option, into three-month LIBOR-based floating rate borrowings. If the FHLB converts the borrowings, we may choose to prepay all or part of the borrowings without a prepayment fee on the conversion date. For more information about our FHLB borrowings, see note 11 to the notes to the consolidated financial statements.

The weighted average effective rate of FHLB borrowings was 4.10% at September 30, 2012. The contractual maturities of gross FHLB borrowings, excluding discounts and call provisions, as of September 30, 2012 are as follows (dollars in thousands):

For the Year Ending September 30,
	Amount	Weighted Average Effective Rate
2013	$–	–%
2014	–	–
2015	–	–
2016	10,000	2.23
2017	10,000	2.25
Thereafter	170,000	4.32
	190,000	4.10%
Less unamortized prepayments	17,796
Total FHLB borrowings	$172,204

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

Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the effect of that interest rate movement. The following table presents the change in the present value of Franklin Federal’s equity at September 30, 2012 that would occur in the event of an immediate change in interest rates based on management assumptions. The table does not include the effect of approximately $32.3 million of investable assets held by Franklin Financial at September 30, 2012.

	Present Value of Equity
Change in	Market
Basis Points	Value	$ Change	% Change
	(Dollars in thousands)
300	$193,094	$9,706	5.3%
200	192,601	9,213	5.0
100	190,252	6,864	3.7
0	183,388	-	-
-100	161,111	(22,277)	(12.1)

Using the same assumptions as above, the sensitivity of our projected net interest income for the twelve months ending September 30, 2013 is as follows:

	Projected Net Interest Income
Change in	Net Interest
Basis Points	Income	$ Change	% Change
	(Dollars in thousands)
300	$23,429	$(1,134)	(4.6)%
200	24,026	(537)	(2.2)
100	24,439	(124)	(0.5)
0	24,563	-	-
-100	23,228	(1,335)	(5.4)

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

Our most liquid assets are cash and cash equivalents and securities available for sale. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $119.9 million. Securities classified as available-for-sale, whose aggregate market value exceeds cost, provide additional sources of liquidity and had a market value of $347.7 million at September 30, 2012. In addition, at September 30, 2012, we had the ability to borrow a total of $190.3 million in additional funds from the FHLB. Additionally, we established a borrowing arrangement with the Federal Reserve Bank of Richmond, although no borrowings have occurred and no assets have been pledged to date. We intend to use corporate bonds as collateral for this arrangement and had unpledged corporate bonds with an estimated fair value of $117.9 million at September 30, 2012.

At September 30, 2012, we had $104.9 million in loan commitments outstanding, which included $93.7 million in undisbursed loans. Certificates of deposit due within one year of September 30, 2012 totaled $211.4 million, or 56.7% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

At September 30, 2012, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OCC. There are no conditions or events that management believes have changed the Bank’s classification. As a savings and loan holding company regulated by the Federal Reserve, Franklin Financial is not currently subject to any separate regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to the depository institutions themselves. These capital requirements will apply to savings and loan holding companies beginning in 2015. Currently, capital requirements are proposed for all savings and loan holding companies as part of Basel III (see “Item 1, Business – Regulation and Supervision – Federal Banking Regulation – Basel III Proposal” for more information regarding Basel III). The following table reflects the level of required capital and actual capital of the Bank at September 30, 2012 and September 30, 2011:

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2012
Tier 1 capital	$179,110	17.68%	$40,518	4.00%	$50,996	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	179,110	26.62	26,912	4.00	40,368	6.00
(to risk weighted assets)

Risk-based capital	187,538	27.87	53,824	8.00	67,280	10.00
(to risk weighted assets)

As of September 30, 2011
Tier 1 capital	$164,347	16.07%	$40,915	4.00%	$51,490	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	164,347	23.81	27,605	4.00	41,408	6.00
(to risk weighted assets)

Risk-based capital	173,006	25.07	55,211	8.00	69,013	10.00
(to risk weighted assets)

There were no dividends declared by the Bank to Franklin Financial in the year ended September 30, 2012. On October 31, 2012, the Bank filed a notice with the Federal Reserve and OCC of its intention to distribute $15 million to Franklin Financial in the form of a cash dividend. The regulatory agencies did not object to this distribution and, on November 29, 2012, the Board of Directors of the Bank declared a $15 million dividend payable to Franklin Financial in December 2012. During the year ended September 30, 2011, Franklin Financial contributed $68.1 million to the Bank from the proceeds of the mutual to stock conversion discussed in note 2 to the consolidated financial statements.

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at September 30, 2012 and September 30, 2011:

	September 30, 2012
(Dollars in thousands)	Tier 1 Capital	Tier 1 Risk- Based Capital	Tangible Capital	Risk-Based Capital
GAAP capital	$184,277	$184,277	$184,277	$184,277
Accumulated gains on certain available-for-sale securities	(6,967)	(6,967)	(6,967)	(6,967)
Pension plan	1,800	1,800	1,800	1,800
General allowance for loan losses	–	–	–	8,428
Regulatory capital – computed	$179,110	$179,110	$179,110	$187,538

	September 30, 2011
(Dollars in thousands)	Tier 1 Capital	Tier 1 Risk- Based Capital	Tangible Capital	Risk-Based Capital
GAAP capital	$168,711	$168,711	$168,711	$168,711
Accumulated gains on certain available-for-sale securities	(4,002)	(4,002)	(4,002)	(4,002)
Disallowed deferred tax assets	(2,922)	(2,922)	(2,922)	(2,922)
Pension plan	2,560	2,560	2,560	2,560
General allowance for loan losses	–	–	–	8,659
Regulatory capital – computed	$164,347	$164,347	$164,347	$173,006

Contractual Obligations

The impact of the Company's contractual obligations as of September 30, 2012 on liquidity and cash flow in future periods is as follows:

		Payments due by period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating lease obligations	$1,083	$107	$86	$81	$809
FHLB borrowings(1)	190,000	–	–	20,000	170,000
Pension obligations	8,224	732	1,538	1,611	4,343
Total	$199,307	$839	$1,624	$21,692	$175,152

(1)	At September 30, 2012, all FHLB borrowings were long-term borrowings that mature in fiscal 2016 through 2032, $10.0 million of which are convertible in October 2012, at the FHLB’s option, into three-month LIBOR-based floating rate borrowings. If the FHLB converts the borrowings, we may choose to prepay all or part of the borrowings without a prepayment fee on the conversion date.

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

For the year ended September 30, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

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

Item 8.  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Franklin Financial Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Franklin Financial Corporation and Subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated income statements, statements of comprehensive income and changes in stockholders’ equity and statements of cash flows, for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Financial Corporation and Subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Financial Corporation and Subsidiaries’ internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 27, 2012 expressed an unqualified opinion on the effectiveness of Franklin Financial Corporation and Subsidiaries’ internal control over financial reporting.

/s/McGladrey LLP

Richmond, VA

December 27, 2012

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2012 and 2011

(Dollars in thousands)	2012	2011
Assets
Cash and cash equivalents:
Cash and due from banks	$6,784	$4,366
Interest-bearing deposits in other banks	98,344	72,955
Money market investments	14,751	38,428
Total cash and cash equivalents	119,879	115,749

Securities available for sale	394,179	396,809
Securities held to maturity	20,372	25,517

Loans, net of deferred loan fees	460,749	493,047
Less allowance for loan losses	10,284	14,624
Net loans	450,465	478,423

Loans held for sale	1,458	922
Federal Home Loan Bank stock	10,082	11,014
Office properties and equipment, net	6,167	6,287
Other real estate owned	16,502	8,627
Accrued interest receivable:
Loans	2,028	2,339
Mortgage-backed securities and collateralized mortgage obligations	741	761
Other investment securities	1,679	1,801
Total accrued interest receivable	4,448	4,901

Cash surrender value of bank-owned life insurance	33,008	31,714
Deferred income taxes	7,227	10,692
Income taxes currently receivable	2,115	1,544
Prepaid expenses and other assets	4,879	4,778
Total assets	$1,070,781	$1,096,977

Liabilities and Stockholders’ Equity
Deposits:
Savings deposits	$267,464	$265,192
Time deposits	372,840	383,562
Total deposits	640,304	648,754

Federal Home Loan Bank borrowings	172,204	190,000
Advance payments by borrowers for property taxes and insurance	2,325	2,335
Accrued expenses and other liabilities	6,481	6,330
Total liabilities	821,314	847,419

Commitments and contingencies (see notes 14, 16, 17, and 18)

Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock: $0.01 par value; 75,000,000 shares authorized; 13,342,138 and 14,302,838 shares issued and outstanding, respectively	133	143
Additional paid-in capital	129,391	142,882
Unearned ESOP shares	(10,442)	(11,082)
Unearned equity incentive plan shares	(7,411)	–
Undistributed stock-based deferral plan shares	(2,533)	(2,533)
Retained earnings	132,251	125,770
Accumulated other comprehensive income (loss)	8,078	(5,622)
Total stockholders’ equity	249,467	249,558
Total liabilities and stockholders’ equity	$1,070,781	$1,096,977

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

Years Ended September 30, 2012, 2011, and 2010

(Dollars in thousands)	2012	2011	2010
Interest and dividend income:
Interest and fees on loans	$30,672	$31,806	$32,651
Interest on deposits in other banks	146	199	164
Interest and dividends on securities:
Taxable	12,470	13,614	15,472
Nontaxable	285	315	330
Total interest and dividend income	43,573	45,934	48,617
Interest expense:
Interest on deposits	7,767	10,210	13,882
Interest on borrowings	8,603	9,188	10,453
Total interest expense	16,370	19,398	24,335
Net interest income	27,203	26,536	24,282
Provision for loan losses	(1,149)	3,744	9,256
Net interest income after provision for loan losses	28,352	22,792	15,026
Noninterest (expense) income:
Service charges on deposit accounts	50	36	53
Other service charges and fees	930	379	624
Gains on sales of loans held for sale	257	344	372
Gains on sales of securities, net	63	243	2,045
Gains (losses) on sales of other real estate owned	1,398	68	(39)
Impairment of securities, net:
Impairment of securities	(5,358)	(2,794)	(8,177)
Less: Impairment recognized in other comprehensive income	(693)	(222)	(548)
Net impairment reflected in income	(4,665)	(2,572)	(7,629)
Increase in cash surrender value of bank-owned life insurance	1,294	1,284	1,293
Other operating income	604	545	758
Total noninterest (expense) income	(69)	327	(2,523)
Other noninterest expenses:
Personnel expense	9,520	7,995	6,908
Occupancy expense	905	853	853
Equipment expense	936	896	875
Advertising expense	183	190	209
Federal deposit insurance premiums	807	972	1,114
Fee on early retirement of FHLB borrowings	-	-	318
Charitable contributions to The Franklin Federal Foundation	-	5,555	-
Impairment of other real estate owned	611	1,209	379
Other operating expenses	4,101	3,266	2,898
Total other noninterest expenses	17,063	20,936	13,554
Income (loss) before provision for income taxes	11,220	2,183	(1,051)
Federal and state income tax expense	4,739	752	30
Net income (loss)	$6,481	$1,431	$(1,081)
Basic net income per common share(1)	$0.50	$0.11	N/A
Diluted net income per common share(1)	$0.50	$0.11	N/A

(1)	Weighted-average shares used in the calculation of basic and diluted earnings per share were calculated from April 27, 2011 to September 30, 2011 for fiscal 2011.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income and Changes in Stockholders’ Equity

Years Ended September 30, 2012, 2011, and 2010

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Equity Incentive Plan Shares	Undistributed Stock-Based Deferral Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2009	$-	$-	$-	$-	$-	$125,420	$(1,782)	$123,638
Net loss	-	-	-	-	-	(1,081)	-	(1,081)
Other comprehensive income (loss):
Net unrealized holding gains arising during the year, net of income tax expense of $1,270	-	-	-	-	-	-	2,349	2,349
Reclassification adjustment for losses included in net income, net of income tax benefit of $658	-	-	-	-	-	-	1,074	1,074
Change in defined benefit pension plan assets and benefit obligations, net of income tax expense of $58	-	-	-	-	-	-	95	95
Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization, net of income tax benefit of $97	-	-	-	-	-	-	(159)	(159)
Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit, net of income tax expense of $523	-	-	-	-	-	-	853	853
Comprehensive income								3,131
Balance at September 30, 2010	-	-	-	-	-	124,339	2,430	126,769
Issuance of common stock	143	142,885	-	-	-	-	-	143,028
Common stock issuance costs	-	(2,602)	-	-	-	-	-	(2,602)
Shares purchased by ESOP	-	-	(11,442)	-	-	-	-	(11,442)
Shares purchased by stock-based deferral plan	-	2,533	-	-	(2,533)	-	-	-
ESOP shares allocated	-	66	360	-	-	-	-	426
Net income	-	-	-	-	-	1,431	-	1,431
Other comprehensive income (loss):
Net unrealized holding losses arising during the year, net of income tax benefit of $1,334	-	-	-	-	-	-	(8,206)	(8,206)
Reclassification adjustment for losses included in net income, net of income tax benefit of $334	-	-	-	-	-	-	546	546
Change in defined benefit pension plan assets and benefit obligations, net of income tax benefit of $784	-	-	-	-	-	-	(1,279)	(1,279)
Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization, net of income tax expense of $58	-	-	-	-	-	-	95	95
Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit, net of income tax expense of $486	-	-	-	-	-	-	792	792
Comprehensive loss								(6,621)
Balance at September 30, 2011	143	142,882	(11,082)	-	(2,533)	125,770	(5,622)	249,558
ESOP shares allocated	-	238	640	-	-	-	-	878
Repurchase of common stock	(10)	(15,365)	-	-	-	-	-	(15,375)
Stock-based compensation expense	-	1,636	-	-	-	-	-	1,636
Common stock purchased for equity incentive plan	-	-	-	(7,411)	-	-	-	(7,411)
Net income	-	-	-	-	-	6,481	-	6,481
Other comprehensive income (loss):
Net unrealized holding gains arising during the year, net of income tax expense of $1,255	-	-	-	-	-	-	8,605	8,605
Reclassification adjustment for losses included in net income, net of income tax benefit of $253	-	-	-	-	-	-	3,830	3,830
Change in defined benefit pension plan assets and benefit obligations, net of income tax expense of $466	-	-	-	-	-	-	761	761
Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization, net of income tax benefit of $159	-	-	-	-	-	-	(259)	(259)
Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit, net of income tax expense of $467	-	-	-	-	-	-	763	763
Comprehensive income								20,181
Balance at September 30, 2012	$133	$129,391	$(10,442)	$(7,411)	$(2,533)	$132,251	$8,078	$249,467

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended September 30, 2012, 2011, and 2010

(Dollars in thousands)	2012	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$6,481	$1,431	$(1,081)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	867	789	689
Provision for loan losses	(1,149)	3,744	9,256
Impairment charges on other real estate owned	611	1,209	379
Charitable contribution of stock to The Franklin Federal Foundation	–	4,166	–
Gain on sales of securities available for sale, net	(63)	(243)	(2,045)
Impairment charges on securities	4,665	2,572	7,629
Loss (gain) on sales or disposal of office properties and equipment, net	43	5	(9)
(Gain) loss on sale of other real estate owned	(1,398)	(68)	39
Net amortization (accretion) on securities	2,617	1,493	(334)
Amortization of deferred amounts related to Federal Home Loan Bank borrowings	512	-	-
Originations of loans held for sale	(11,946)	(16,948)	(21,839)
Sales and principal payments on loans held for sale	11,410	18,808	19,197
ESOP compensation expense	878	426	–
Stock-based compensation expense	1,636	–	–
Deferred income taxes	1,181	(788)	(1,713)
Changes in assets and liabilities:
Accrued interest receivable	453	(179)	383
Cash surrender value of bank-owned life insurance	(1,294)	(1,284)	(1,294)
Income taxes currently receivable	(571)	(1,460)	293
Prepaid expenses and other assets	(101)	2,179	(3,237)
Advance payments by borrowers for property taxes and insurance	(10)	(5)	(184)
Accrued expenses and other liabilities	1,900	(467)	(862)
Net cash and cash equivalents provided by operating activities	16,722	15,380	5,267
Cash Flows From Investing Activities
Net redemptions of Federal Home Loan Bank stock	932	1,529	968
Net deposits of term interest bearing deposits in other banks	–	–	5,326
Proceeds from maturities, calls and paydowns of securities available for sale	134,346	114,808	69,340
Proceeds from sales and redemptions of securities available for sale	23,085	12,431	27,585
Purchases of securities available for sale	(146,879)	(258,011)	(53,624)
Proceeds from maturities and paydowns of securities held to maturity	4,761	9,557	10,228
Net decrease (increase) in loans	20,652	(4,858)	8,632
Purchases of office properties and equipment	(724)	(929)	(481)
Proceeds from sales of office properties and equipment	-	12	12
Capitalized improvements of other real estate owned	-	(46)	–
Proceeds from sales of other real estate owned	779	1,521	1,739
Proceeds from bank-owned life insurance	-	–	370
Net cash and cash equivalents provided (used) by investing activities	36,952	(123,986)	70,095
Cash Flows From Financing Activities
Net increase (decrease) in savings deposits	2,272	(1,502)	46,923
Net (decrease) increase in time deposits	(10,722)	3,129	(47,159)
Repurchase of common stock	(15,375)	–	–
Purchase of common stock for equity incentive plan	(7,411)	–	–
Deferred Federal Home Loan Bank prepayment penalty	(18,308)	–	–
Net repayments of long-term Federal Home Loan Bank borrowings	-	–	(40,000)
Proceeds from the issuance of common stock, net of issuance costs	-	136,261	–
Purchase of common stock by ESOP	-	(11,442)	–
Net cash and cash equivalents (used) provided by financing activities	(49,544)	126,446	(40,236)
Net increase in cash and cash equivalents	4,130	17,840	35,126
Cash and cash equivalents at beginning of year	115,749	97,909	62,783
Cash and cash equivalents at end of year	$119,879	$115,749	$97,909

Supplemental disclosures of cash flow information
Cash payments for interest	$15,680	$19,327	$24,493
Cash payments for income taxes	$5,633	$3,000	$1,743
Prepayment on early retirement of FHLB borrowings	$–	$–	$318
Supplemental schedule of noncash investing and financing activities
Unrealized gains (losses) on securities available for sale	$15,174	$(7,381)	$5,352
Pension adjustment	$1,227	$(2,062)	$153
Transfer of loans to other real estate owned, net	$10,575	$2,454	$12,088
Sales of other real estate owned financed by the Bank	$2,120	$2,727	$–

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Organization and Description of Business

Franklin Financial Corporation (“Franklin Financial” or the “Parent”), a Virginia stock corporation, was organized in December 2010 to facilitate the conversion of Franklin Financial Corporation MHC, the former holding company of Franklin Federal Savings Bank (the “Bank”) from the mutual to the stock form of ownership. As discussed in further detail in note 2 to the consolidated financial statements, the conversion was completed on April 27, 2011, at which time Franklin Financial became the holding company of the Bank. The Bank is a federally chartered capital stock savings bank engaged in the business of attracting retail deposits from the general public and originating both owner and non-owner-occupied one-to four-family loans as well as multi-family loans, nonresidential real estate loans, construction loans, and land and land development loans. The Bank has three wholly owned subsidiaries, Franklin Service Corporation, which provides trustee services on loans originated by the Bank; Reality Holdings LLC, which, through its subsidiaries, holds and manages foreclosed properties purchased from the Bank; and Franklin Federal Mortgage Holdings LLC, which through an in-formation 49% owned joint venture with Towne Bank Mortgage, will originate, sell and service mortgage loans, primarily on single-family properties. The financial statements presented in this report include the financial information of Franklin Financial (and its predecessor, Franklin Financial Corporation MHC, as applicable) and subsidiaries on a consolidated basis. The Company (as defined below) operates as one segment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Franklin Financial, the Bank, Franklin Service Corporation, Reality Holdings LLC and its subsidiaries and Franklin Federal Mortgage Holdings LLC and its unconsolidated joint venture (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes items with original maturities of 90 days or less, including cash and due from banks, interest-bearing deposits in other banks, and money market investments.

As of September 30, 2012, the Company had $15.3 million in cash and cash equivalents in financial institutions in excess of amounts insured by federal deposit insurance.

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The general component covers loans not identified for specific allowances and is based on historical loss experience adjusted for various qualitative factors. The allowance for loan losses is increased by provisions for loan losses and decreased by charge-offs (net of recoveries) and credit provisions. In estimating the allowance, management segregates its portfolio by loan type and credit grading. Management’s periodic determination of the allowance for loan losses is based on consideration of various factors, including the Company’s past loan loss experience, current delinquency status and loan performance statistics, industry loan loss statistics, periodic loan evaluations, real estate value trends in the Company’s primary lending areas, and current economic conditions. The delinquency status of loans is computed based on the contractual terms of the loans. Management believes that the current allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio.

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

Other Real Estate Owned

Real estate acquired through foreclosure or by deed in lieu of foreclosure is initially recorded at net realizable value, which is equal to fair value less estimated costs to sell, establishing a new cost basis. An asset in other real estate owned is classified as held-for-sale once management has committed to a plan to sell the asset (including implementing an active program to locate a buyer), has made the asset available for immediate sale in its present condition at a reasonable price in relation to its estimated fair value, and believes that sale of the asset is probable within one year. Other real estate owned not classified as held-for-sale is classified as held-for-development-and-sale.

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Pension Plan

The Bank has a noncontributory, defined benefit pension plan. The Company recognizes the overfunded or underfunded status of the plan as an asset or liability in its consolidated balance sheet and recognizes changes in the funded status in the year in which the change occurs through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. U.S. generally accepted accounting principles also require an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. U.S. generally accepted accounting principles also require additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

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

Unallocated ESOP shares are not included in the calculation of earnings per share, and are shown as a reduction of stockholders’ equity. Dividends on unallocated ESOP shares, if paid, will be considered to be compensation expense. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed-to-be-released. Share allocations are recorded on a monthly basis with fair value determined by calculating the average closing stock price for each day during the month. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential will be recognized in stockholders’ equity. The Company will receive a tax deduction equal to the cost of the shares released. As the ESOP is internally leveraged, the loan receivable by Franklin Financial from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

The Company issues restricted stock and stock options under the Franklin Financial Corporation 2012 Equity Incentive Plan to key officers and outside directors. In accordance with the requirements of ASC 718, Compensation – Stock Compensation, the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period. The Company estimates forfeitures when recognizing compensation expense and this estimate is adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimate. Changes in estimated forfeitures in future periods are recognized through a cumulative catch-up adjustment, which is recognized in the period of change and also will affect the amount of estimated unamortized compensation expense to be recognized in future periods.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the impact of ASU 2011-05 on the presentation of its consolidated financial statements and will implement ASU 2011-05 in its fiscal quarter ending December 31, 2012.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-11: Disclosures about Offsetting Assets and Liabilities. The eligibility criteria for offsetting are different in International Financial Reporting Standards (“IFRS”) and GAAP. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the balance sheet. Unlike IFRS, GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy. To allow investors to better compare financial statements prepared in accordance with IFRS or GAAP, the Boards have issued common disclosure requirements related to offsetting arrangements in ASU No. 2011-11. The amendments to the Codification in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is evaluating the impact of ASU No. 2011-11 on its consolidated financial statements.

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

Franklin Financial completed its initial public stock offering in connection with the conversion of its predecessor, Franklin Financial Corporation MHC, from the mutual to the stock form of organization on April 27, 2011. Franklin Financial sold a total of 13,886,250 shares of its common stock at an offering price of $10.00 per share. This included 1,144,227 shares purchased by the Franklin Federal Savings Bank Employee Stock Ownership Plan (“ESOP”) funded by a loan from Franklin Financial. In addition, Franklin Financial contributed $1.4 million in cash and 416,588 shares of common stock to The Franklin Federal Foundation, resulting in total shares outstanding at completion of the conversion of 14,302,838. Trading of Franklin Financial’s common stock commenced on the NASDAQ Global Market stock exchange on April 28, 2011 under the symbol “FRNK”. Franklin Financial’s common stock began trading on the NASDAQ Global Select Market stock exchange on January 3, 2012.

During February 2011, Franklin Financial began receiving cash for subscriptions to purchase shares of its common stock. Franklin Financial returned $131.0 million to subscribers whose orders were not filled on April 28, 2011. Conversion costs of $2.6 million were deducted upon closing from the $138.9 million of aggregate proceeds. The net proceeds of $136.3 million received in the offering and $4.2 million issued to The Franklin Federal Foundation are reflected in the Company’s stockholders’ equity in the September 30, 2011 consolidated balance sheet.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Bank is required to maintain an investment in Federal Home Loan Bank of Atlanta (FHLB) stock based on membership and the level of FHLB borrowings. FHLB stock is stated at cost, as these securities are restricted and no market exists for this stock. There were no accrued dividends receivable on FHLB stock at September 30, 2012 or 2011. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.

Note 4.	Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at September 30, 2012 and 2011 are summarized as follows:

	September 30, 2012
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$11,938	$-	$11,938	$1,187	$-	$13,125
Agency mortgage-backed securities	80,508	-	80,508	1,323	51	81,780
Agency collateralized mortgage obligations	164,650	-	164,650	2,161	210	166,601
Corporate equity securities	11,885	-	11,885	2,951	40	14,796
Corporate debt securities	109,796	-	109,796	8,209	128	117,877
Total	$378,777	$-	$378,777	$15,831	$429	$394,179

	September 30, 2011
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. government and agency securities	$7,500	$-	$7,500	$1	$-	$7,501
States and political subdivisions	18,143	-	18,143	765	735	18,173
Agency mortgage-backed securities	23,561	-	23,561	1,259	25	24,795
Agency collateralized mortgage obligations	207,123	-	207,123	2,497	917	208,703
Corporate equity securities	28,735	-	28,735	442	7,504	21,673
Corporate debt securities	110,289	1,230	111,519	5,854	1,409	115,964
Total	$395,351	$1,230	$396,581	$10,818	$10,590	$396,809

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	September 30, 2012
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$4,714	$-	$4,714	$221	$-	$4,935
Agency collateralized mortgage obligations	5,079	-	5,079	567	-	5,646
Non-agency collateralized mortgage obligations	10,579	1,253	11,832	875	2,533	10,174
Total	$20,372	$1,253	$21,625	$1,663	$2,533	$20,755

	September 30, 2011
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$5,512	$–	$5,512	$187	$–	$5,699
Agency collateralized mortgage obligations	6,552	–	6,552	835	1	7,386
Non-agency collateralized mortgage obligations	13,453	835	14,288	908	5,033	10,163
Total	$25,517	$835	$26,352	$1,930	$5,034	$23,248

The amortized cost and estimated fair value of securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale		Held to maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Non-mortgage debt securities:
Due in one year or less	$15,728	$15,956	$–	$–
Due after one year through five years	53,292	56,153	–	–
Due after five years through ten years	19,563	22,423	–	–
Due after ten years	33,151	36,470	–	–
Total non-mortgage debt securities	121,734	131,002	–	–
Mortgage-backed securities	80,508	81,780	4,714	4,935
Collateralized mortgage obligations	164,650	166,601	16,911	15,820
Corporate equity securities	11,885	14,796	–	–
Total securities	$378,777	$394,179	$21,625	$20,755

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables present information regarding the length of time securities had been temporarily impaired as of September 30, 2012 and September 30, 2011:

	September 30, 2012
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Available for sale:
Agency mortgage-backed securities	$25,531	$50	$2,435	$1	$27,966	$51
Agency collateralized mortgage obligations	3,380	4	18,043	206	21,423	210
Corporate equity securities	232	35	10	5	242	40
Corporate debt securities	2,984	16	4,888	112	7,872	128
Total available for sale	32,127	105	25,376	324	57,503	429

Held to maturity:
Non-agency collateralized mortgage obligations	258	43	7,953	2,490	8,211	2,533
Total held to maturity	258	43	7,953	2,490	8,211	2,533

Total temporarily impaired securities	$32,385	$148	$33,329	$2,814	$65,714	$2,962

	September 30, 2011
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Available for sale:
States and political subdivisions	$1,715	$735	$–	$–	$1,715	$735
Agency mortgage-backed securities	4,592	25	–	–	4,592	25
Agency collateralized mortgage obligations	50,933	901	3,097	16	54,030	917
Corporate equity securities	17,982	7,504	–	–	17,982	7,504
Corporate debt securities	17,816	1,191	11,783	218	29,599	1,409
Total available for sale	93,038	10,356	14,880	234	107,918	10,590

Held to maturity:
Agency collateralized mortgage obligations	–	–	116	1	116	1
Non-agency collateralized mortgage obligations	845	259	7,530	4,774	8,375	5,033
Total held to maturity	845	259	7,646	4,775	8,491	5,034

Total temporarily impaired securities	$93,883	$10,615	$22,526	$5,009	$116,409	$15,624

The Company’s securities portfolio consists of investments in various debt and equity securities as permitted by OCC regulations. The Company’s debt securities include mortgage-backed securities, collateralized mortgage obligations, government agency bonds, state and local government obligations and corporate debt obligations. The Company’s equity securities consist of common stock of various companies, including community banks. The holdings exceeding $1.0 million were Union First Market Bankshares Corporation, StellarOne Corporation and Valley Financial Company. The holdings with ownership positions of 2.00% to 4.99% of shares outstanding were Colonial Virginia Bank, Eastern Virginia Bankshares, Inc., and Valley Financial Company.

Gross gains of $1.7 million, $705,000, and $2.0 million and gross losses of $1.6 million, $462,000, and $4,000 from sales of securities available for sale were realized in the years ended September 30, 2012, 2011, and 2010, respectively. The cost basis of securities sold is determined through specific identification of securities sold.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company monitors its portfolio of debt and equity securities to determine if any security has experienced an other-than-temporary decline in fair value on a quarterly basis. At September 30, 2012, approximately 92% of the Company's securities portfolio was issued by a government-sponsored entity or had a credit rating qualifying as "investment grade" from one of the three major credit rating agencies. The determination of whether a security is other-than-temporarily impaired is highly subjective and requires a significant amount of judgment. In evaluating for other-than-temporary impairment, management considers the duration and severity of declines in fair value, the financial condition of the issuers of each security, as well as whether it is more likely than not that the Company will be required to sell these securities prior to recovery, which may be maturity, based on market conditions and cash flow requirements. In performing its analysis for debt securities, the Company's consideration of the financial condition of the issuer of each security was focused on the issuer's ability to continue to perform on its debt obligations, including any concerns about the issuer's ability to continue as a going concern. In performing its analysis for equity securities, the Company's analysis of the financial condition of the issuers of each security included the issuer's economic outlook, distressed capital raises, large write-downs causing dilution of capital, distressed dividend cuts, discontinuation of significant segments, replacement of key executives, and the existence of a pattern of significant operating losses. In addition to the financial condition of each issuer, the Company considered the severity and duration of impairments and the likelihood that the fair value of securities would recover over a reasonable time horizon.

A significant component of impaired securities at September 30, 2012 was the portfolio of non-agency collateralized mortgage obligations ("CMOs"). The portfolio of non-agency CMOs presents the greatest credit risk to the Company's securities portfolio due to differing levels of credit quality and the lack of implicit or explicit government guaranty. Prior to fiscal 2012, the Company had recorded a total of $19.2 million in impairment charges on these securities, significantly reducing the exposure to future losses. During the year ended September 30, 2012, the Company recorded an additional $1.2 million in impairment on these securities, $0.5 million of which was recognized in earnings and $0.7 million of which was recognized in AOCI.

In evaluating these securities for impairment, the most significant factors considered by management include:

•          Delinquency levels,

•          Expected future default rates,

•          Collateral value by vintage,

•          Tranche seniority, and

•          Current subordination levels or other credit enhancements.

Details regarding the amortized cost of these securities at September 30, 2012 and 2011 are as follows (dollars in thousands):

Tranche Level	2012	2011	Percent of pool subordinate to FFSB investment	2012	2011
Senior Tranche	$7,666	$9,214	0% to 10%	$9,902	$12,085
Subordinate Tranche	3,877	4,754	Over 10% to 20%	1,573	1,756
Mezzanine Tranche	289	320	Over 20% to 30%	315	353
Total	$11,832	$14,288	Over 30% to 40%	-	-
			Over 40% to 50%	-	-
			Over 50%	42	94
			Total	$11,832	$14,288

90+ Day Delinquency Rate	2012	2011	Vintage	2012	2011
0% to 5%	$2,636	$3,164	Pre-2001	$50	$94
Over 5% to 10%	2,413	2,927	2001	106	137
Over 10% to 15%	1,849	2,409	2002	416	465
Over 15% to 20%	720	863	2003	1,711	1,944
Over 20% to 25%	46	53	2004	2,197	2,396
Over 25% to 30%	265	287	2005	2,328	3,131
Over 30%	3,903	4,585	2006	3,154	3,612
Total	$11,832	$14,288	2007	1,647	2,230
			2008	223	279
			Total	$11,832	$14,288

During the fiscal years ended September 30, 2012, 2011, and 2010, the Company recognized total impairment charges in earnings of $4.7 million, $2.6 million, and $7.6 million, respectively, on debt and equity securities. Impairment charges reflected in earnings in 2012 consisted of charges of $1.3 million on debt securities and $3.4 million on equity securities. Impairment charges reflected in earnings in 2011 consisted of charges of $1.5 million on non-agency CMOs and $1.1 million on equity securities. Impairment charges reflected in earnings in 2010 consisted of charges of $3.8 million on non-agency CMOs and $3.8 million on equity securities.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other-than-temporary impairment losses on debt securities recognized in 2012 were primarily attributable to the Company’s investment in an auction-rate municipal bond backed by student loans that was downgraded during the current year and was experiencing deteriorating collateral quality. The charges were also due to the Company’s portfolio of non-agency CMOs discussed above. Impairment losses recognized in 2012 for non-agency CMOs were the result of continued stress in the economy and housing markets resulting in high delinquency and foreclosure rates of the loans collateralizing these securities as well as declining levels of debt tranches subordinate to those owned by the Company. At September 30, 2012, the average delinquency rate for the collateral supporting the Company’s portfolio of non-agency CMOs was 14.3% compared to 15.8% at September 30, 2011. Management noted that average delinquency rates peaked in March of 2010 at a rate of 16.7%, up from 6.7% in July of 2008, when management first began tracking this metric. Additionally, 83.7% of non-agency CMOs had subordination percentages less than or equal to 10% at September 30, 2012, compared with 84.6% at September 30, 2011.

For equity securities identified as other-than-temporarily impaired, quoted market prices were used to determine fair value. Non-agency CMOs are classified as Level 3 assets in the fair value hierarchy as discussed further in note 19 below and, as a result, fair value is determined by management by discounting estimated future cash flows. The level of cash flows estimated to be received is based on contractual cash flows adjusted for estimated prepayments as well as the Company’s estimate of the amount and timing of any potential future credit losses. Estimated prepayments are affected by current interest rates as well as overall economic conditions. Significant factors affecting the Company’s estimate of future credit losses include the level of subordination supporting the Company’s investment, estimates regarding ultimate delinquency rates, which tie into projected future charge-offs in a pool of mortgage assets, and loss severities (i.e. losses incurred given the event of default). The higher the level of subordination is the greater the amount that the Company is insulated from losses in a pool of mortgages. The higher the level of ultimate delinquencies and loss severities, the higher these losses will be and the more likely that the Company will ultimately experience a loss. The Company obtains information about current levels of subordination, delinquency rates, and loss severity from Bloomberg. Management estimates peak delinquency levels by reviewing the rate of change (the “transition rate”) in historical delinquency rates for each security over a period of time and projecting this rate into the future.

The table below provides a cumulative rollforward of credit losses recognized in earnings for debt securities for which a portion of OTTI is recognized in AOCI:

(Dollars in thousands)
Balance of credit losses at September 30, 2011	$79
Additions for credit losses on securities not previously recognized	131
Additional credit losses on securities previously recognized as impaired	47
Reductions for increases in expected cash flows	(93)
Balance of credit losses at September 30, 2012	$164

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

Unrealized losses in the remainder of the Company’s portfolio of collateralized mortgage obligations, mortgage-backed securities, securities of states and political subdivisions, and corporate debt securities were related to sixty-five securities and were caused by changes in market interest rates, spread volatility, or other factors that management deems to be temporary, and because management believes that it is not more likely than not that the Company will be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

Unrealized losses in the Company’s portfolio of equity securities were related to five securities and were considered temporary. Because management believes that it is not more likely than not that the Company will be required to sell these equity positions for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider these five equity securities to be other-than-temporarily impaired. The unrealized loss for this portfolio decreased $7.5 million to $40,000 at September 30, 2012 from $7.5 million at September 30, 2011 as a result of increases in overall equity markets, particularly for bank stocks, in fiscal 2012 as well as recording other-than-temporary impairment charges on certain securities and selling others and realizing losses.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5.	Loans

Loans held for investment at September 30, 2012 and September 30, 2011 are summarized as follows:

(Dollars in thousands)	2012	2011
Loans
One-to four-family	$104,560	$114,947
Multi-family	81,503	79,106
Nonresidential	208,225	190,747
Construction	25,489	43,992
Land and land development	43,761	67,049
Other	498	650
Total loans	464,036	496,491

Deferred loan fees	3,287	3,444
Loans, net of deferred loan fees	460,749	493,047

Allowance for loan losses	10,284	14,624
Net loans	$450,465	$478,423

Loans to officers and directors were $109,000 and $464,000 at September 30, 2012 and 2011, respectively.

Loans held for sale were $1.5 million and $922,000 at September 30, 2012 and 2011, respectively. Gains on sales of loans were $257,000, $344,000, and $372,000 for the years ended September 30, 2012, 2011, and 2010, respectively, inclusive of adjustments to mark loans held-for-sale to the lower of cost or market.

Note 6.	Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to provide for our estimate of probable credit losses inherent in the loan portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs and credit provisions. While the Company uses the best information available to make its evaluation, future adjustments may be necessary if there are significant changes in conditions.

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Nonresidential: Like multi-family loans, loans secured by nonresidential real estate generally have larger balances and involve a greater degree of credit risk than one-to four-family residential mortgage loans. Payments on loans secured by nonresidential real estate, typically shopping centers, office buildings, and hotels, often depend on successful operation and management of the properties. Of primary concern in nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project, including the ability to attract and retain tenants at adequate rental rates. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.

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

General Allowance

To determine the general allowance, the Company segregates loans by portfolio segment. Loans within each segment are then further segregated by credit rating. The Company determines a base reserve rate for each portfolio segment by calculating the average charge-off rate for each segment over a historical time period determined by management, typically one to three years. The base reserve rate is then adjusted based on qualitative factors that management believes could result in future loan losses differing from historical experience. Such qualitative factors can include delinquency rates, loan-to-value ratios, and local economic and real estate conditions. The base reserve rate plus these qualitative adjustments results in a total reserve rate for each portfolio segment. A multiple of the total reserve rate for each segment is then applied to the balance of loans in each segment based on credit rating. Loans rated Excellent have no associated allowance. No loans were rated Excellent at September 30, 2012 or September 30, 2011. Loans rated Good are multiplied by 10% of the total reserve rate, Satisfactory loans are multiplied by 100% of the total reserve rate, and loans rated Watch List, Special Mention, and Substandard are multiplied by 150%, 200%, and 300% of the total reserve rate, respectively. This tiered structure is used by the Company to account for a higher probability of loss for loans with increasingly adverse credit ratings.

Specific Allowance for Impaired Loans

Impaired loans include loans identified as impaired through our credit rating system as well as loans modified in a troubled debt restructuring. Once a loan is identified as impaired, management determines a specific allowance by comparing the outstanding loan balance to net realizable value, which is equal to fair value less estimated costs to sell. The amount of any allowance recognized is the amount by which the loan balance exceeds the net realizable value. If the net realizable value exceeds the loan balance, no allowance is recorded. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Of the $32.5 million of loans classified as impaired at September 30, 2012, $26.9 million were considered “collateral dependent” and evaluated using the fair value of collateral method and $5.5 million were evaluated using discounted estimated cash flows. See note 19 for further discussion of the Company's method for estimating fair value on impaired loans.

Methodology Change

The Company modified the methodology at September 30, 2011 to include the application of reserve rate multiples on rated loans in relationships less than $2.0 million. Previously, only rated loans in loan relationships greater than $2.0 million received such multiples. This change in methodology resulted in an increase of $115,000 to the allowance at September 30, 2011. No changes to the methodology were made during the year ended September 30, 2012.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(Dollars in thousands)	One-to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total
Balance, September 30, 2009	$1,046	$620	$1,307	$2,729	$2,781	$42	$8,525
Provision	439	557	2,082	2,870	3,403	(95)	9,256
Recoveries	5	–	–	66	–	75	146
Charge-offs	(230)	–	(501)	(2,965)	(812)	–	(4,508)
Balance, September 30, 2010	1,260	1,177	2,888	2,700	5,372	22	13,419
Provision	580	180	548	(79)	2,528	(13)	3,744
Recoveries	3	–	6	36	–	–	45
Charge-offs	(519)	–	(296)	(933)	(836)	–	(2,584)
Balance, September 30, 2011	1,324	1,357	3,146	1,724	7,064	9	14,624
Provision	142	(297)	282	(710)	(562)	(4)	(1,149)
Recoveries	6	–	–	9	717	–	732
Charge-offs	(68)	–	–	(9)	(3,846)	–	(3,923)
Balance, September 30, 2012	$1,404	$1,060	$3,428	$1,014	$3,373	$5	$10,284

Details of the allowance for loan losses by portfolio segment and impairment methodology at September 30, 2012 and 2011 are as follows:

	September 30, 2012
	General Allowance		Specific Allowance					Allowance as
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Total Balance	Total Allowance	Coverage	% of total allowance
One-to four-family	$99,420	$946	$5,140	$458	$104,560	$1,404	1.34%	13.7%
Multi-family	68,839	1,060	12,664	-	81,503	1,060	1.30	10.3
Nonresidential	202,734	3,428	5,491	-	208,225	3,428	1.65	33.3
Construction	25,445	1,014	44	-	25,489	1,014	3.98	9.9
Land and land development	34,644	3,373	9,117	-	43,761	3,373	7.71	32.8
Other	498	5	-	-	498	5	1.00	-
Total allowance	$431,580	$9,826	$32,456	$458	$464,036	$10,284	2.22	100.0%

	September 30, 2011
	General Allowance		Specific Allowance					Allowance as
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Total Balance	Total Allowance	Coverage	% of total allowance
One-to four-family	$110,047	$1,192	$4,900	$132	$114,947	$1,324	1.15%	9.1%
Multi-family	66,347	1,145	12,759	212	79,106	1,357	1.71	9.2
Nonresidential	180,895	3,146	9,852	–	190,747	3,146	1.65	21.5
Construction	43,903	1,697	89	27	43,992	1,724	3.92	11.8
Land and land development	40,500	4,070	26,549	2,994	67,049	7,064	10.54	48.3
Other	650	9	–	–	650	9	1.40	0.1
Total allowance	$442,342	$11,259	$54,149	$3,365	$496,491	$14,624	2.95	100.0%

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Details regarding special mention, substandard, and impaired loans at September 30, 2012 and 2011 are as follows:

(Dollars in thousands)	2012	2011
Special mention
One-to four-family	$2,880	$5,372
Nonresidential	3,114	-
Construction	664	3,142
Land and land development	10,925	7,944
Total special mention loans	17,583	16,458

Substandard
One-to four-family	2,631	4,347
Multi-family	-	253
Nonresidential	2,053	3,156
Construction	743	166
Land and land development	4,653	623
Total substandard loans	10,080	8,545

Impaired
One-to four-family	5,140	4,900
Multi-family	12,664	12,759
Nonresidential	5,491	9,852
Construction	44	89
Land and land development	9,117	26,549
Total impaired loans	32,456	54,149

Total special mention, substandard, and impaired loans	$60,119	$79,152

Included in impaired loans are troubled debt restructurings of $6.5 million and $10.6 million at September 30, 2012 and September 30, 2011, respectively, that had related allowance balances of $93,000 and $239,000, respectively. Included in troubled debt restructurings were $5.5 million of troubled debt restructurings that were current and on accrual status at September 30, 2012.

Troubled Debt Restructurings

During the year ended September 30, 2012, the Company modified seven loans in troubled debt restructurings, including two construction loans to one borrower, one nonresidential loan, two land and land development loans and two one- to four-family loans. The restructuring of the construction loans, which had an outstanding balance of $44,000 at September 30, 2012, involved the reduction in the loan’s interest rate floor and monthly principal payment requirement to accommodate cash flow difficulties being experienced by the borrower. A discounted cash flows analysis revealed that no specific allowance was required for these two loans. The loans remained on accrual status as the borrower was current at September 30, 2012. The nonresidential loan modification consisted of further principal payment reductions and an extension of the call date on a loan previously recognized as a troubled debt restructuring. This loan, which had an outstanding balance of $5.5 million at September 30, 2012, was returned to accrual status during the year ended September 30, 2012 as it had remained current on restructured payment requirements for over nine months, and the Company believes that the borrower has the intent and ability to keep the loan current. The two land and land development loans restructured share the same collateral and had been previously identified as impaired loans. These loans have since been foreclosed on and the properties taken into other real estate owned during the year. The two one- to four-family modifications consisted of two separate borrowers where the loans were discharged under bankruptcy proceedings. These loans, which had a total outstanding balance of $1.0 million at September 30, 2012, were current at year end; however, the loans are on nonaccrual status due to the bankruptcy. Interest recognized on a cash basis on nonaccrual restructured loans was $489,000.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Loans and the related allowance for loan losses summarized by loan type and credit rating at September 30, 2012 are as follows:

(Dollars in thousands)	Total	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
Loans
One-to four-family(1)	$104,560	$252	$29,192	$-	$1,992	$1,921	$5,140	$66,063
Multi-family	81,503	24,214	41,294	-	-	-	12,664	3,331
Nonresidential	208,225	86,872	102,339	3,060	3,114	2,053	5,491	5,296
Construction	25,489	-	13,666	370	664	743	44	10,002
Land and land development	43,761	-	16,128	827	10,925	4,653	9,117	2,111
Other	498	-	-	-	-	-	-	498
Total loans	$464,036	$111,338	$202,619	$4,257	$16,695	$9,370	$32,456	$87,301

(Dollars in thousands)	Total	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
Allowance for loan losses
One-to four-family(1)	$1,404	$-	$438	$-	$60	$-	$458	$448
Multi-family	1,060	56	929	-	-	-	-	75
Nonresidential	3,428	226	2,630	118	160	158	-	136
Construction	1,014	-	499	20	48	82	-	365
Land and land development	3,373	-	984	76	1,333	851	-	129
Other	5	-	-	-	-	-	-	5
Total allowance for loans losses	$10,284	$282	$5,480	$214	$1,601	$1,091	$458	$1,158

(1) Owner-occupied one-to four-family loans are considered “Not Rated” in the calculation of the allowance for loan losses.

Details regarding the delinquency status of the Company’s loan portfolio at September 30, 2012 and 2011 are as follows:

	September 30, 2012
(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One-to four-family	$104,560	$96,103	$2,092	$215	$322	$50	$113	$5,665
Multi-family	81,503	75,428	-	-	-	-	-	6,075
Nonresidential	208,225	207,758	467	-	-	-	-	-
Construction	25,489	25,311	-	-	-	-	-	178
Land and land development	43,761	30,583	4,041	-	-	-	-	9,137
Other	498	498	-	-	-	-	-	-
Total	$464,036	$435,681	$6,600	$215	$322	$50	$113	$21,055

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	September 30, 2011
(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One-to-four family	$114,947	$107,075	$1,329	$–	$346	$350	$2,601	$3,246
Multi-family	79,106	66,095	6,908	–	–	–	6,103	–
Non-residential	190,747	183,696	2,071	–	–	–	2,720	2,260
Construction	43,992	43,736	90	–	–	–	–	166
Land and land development	67,049	49,721	5,506	–	–	757	–	11,065
Other	650	650	–	–	–	–	–	–
Total	$496,491	$450,973	$15,904	$–	$346	$1,107	$11,424	$16,737

The following is a summary of information pertaining to impaired and nonaccrual loans at September 30, 2012 and 2011:

	2012		2011
(Dollars in thousands)	Amount	Allowance	Amount	Allowance
Impaired loans with a specific allowance
One-to four-family	$5,140	$458	$2,328	$132
Multi-family	–	-	1,265	212
Construction	–	-	90	28
Land and land development	–	-	9,879	2,993
Total impaired loans with a specific allowance	$5,140	$458	$13,562	$3,365

Impaired loans for which no specific allowance is necessary
One-to four-family	$–	$–	$2,572	$–
Multi-family	12,664	–	11,494	–
Nonresidential	5,491	–	9,852	–
Construction	44	–	–	–
Land and land development	9,117	–	16,669	–
Total impaired loans for which no specific allowance is necessary	$27,316	$–	$40,587	$–

	2012		2011
(Dollars in thousands)	Weighted Average Balance	Interest Income Recognized	Weighted Average Balance	Interest Income Recognized
Impaired loans
One-to four-family	$4,471	$183	$4,375	$176
Multi-family	12,706	631	1,070	95
Nonresidential	8,689	203	6,176	393
Construction	96	2	931	35
Land and land development	15,363	599	22,363	695
Total impaired loans	$41,325	$1,618	$34,915	$1,394

(Dollars in thousands)	2012	2011
Nonaccrual loans
One-to four-family	$9,884	$9,879
Multi-family	12,664	6,103
Nonresidential	-	12,572
Construction	178	255
Land and land development	9,841	13,396
Total nonaccrual loans	$32,567	$42,205

Interest recognized on a cash basis on all nonaccrual loans was $1.3 million and $1.5 million for the years ended September 30, 2012 and 2011, respectively. There were no loans past due 90 days or more and still accruing at September 30, 2012 and 2011.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7.	Other Real Estate Owned

Other real estate owned at September 30, 2012 and 2011 is summarized as follows:

(Dollars in thousands)	2012	2011
Other real estate owned
Other real estate held for sale	$7,223	$1,545
Other real estate held for development and sale	9,279	7,082
Total other real estate owned	$16,502	$8,627

During the year ended September 30, 2012, the Company foreclosed on several properties securing loans that had been classified as impaired. These foreclosures resulted in additions of $10.4 million to other real estate owned, including $7.4 classified as held-for-sale and $3.0 million classified as held-for-development and sale. Sales of other real estate owned totaled $1.8 million for the year ended September 30, 2012.

The Company recognized net gains on sales of other real estate owned of $1.4 for the year ended September 30, 2012, compared with $68,000 for the year ended September 30, 2011. Gains on sales for the year ended September 30, 2012 included the recognition of $598,000 in gains on properties sold in previous periods that had been deferred in accordance with GAAP because financing was provided by the Company and the sales did not meet either initial or continuing investment criteria to qualify for gain recognition. At September 30, 2012, the Company had deferred gains on sales of other real estate owned of $251,000 compared to $771,000 at September 30, 2011.

The Company recognized impairment charges on real estate owned of $611,000 for the year ended September 30, 2012. These charges were the result of updated appraisals on various properties. Impairment charges totaled $1.2 million for the year ended September 30, 2011.

Note 8.	Office Properties and Equipment

Office properties and equipment at September 30, 2012 and 2011 are summarized as follows:

			Range of
(Dollars in thousands)	2012	2011	Useful Lives
Land	$1,233	$1,233	–
Buildings and building improvements	6,991	6,829	10 – 30 years
Furniture, fixtures, and equipment	4,776	4,706	3 – 10 years
	13,000	12,768
Less accumulated depreciation and amortization	6,833	6,481
Office properties and equipment, net	$6,167	$6,287

Depreciation expense for the years ended September 30 2012, 2011, and 2010 was $801,000, $723,000, and $689,000, respectively.

Note 9.	Investment in Bank Owned Life Insurance

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10.	Deposits

Deposit account balances at September 30, 2012 and 2011 are summarized as follows:

		2012		2011
(Dollars in thousands)	Stated Rate	Amount	Percent	Amount	Percent
Balance by interest rate:
Checking	0.00%	$802	0.1%	$-	-%
Money market savings	0.00 – 1.00%	221,695	34.7	221,713	34.2
Money market checking	0.00 – 0.50%	44,967	7.0	43,479	6.7
Total money market and checking		267,464	41.8	265,192	40.9
Certificates of deposit:	0.00 – 0.99%	183,820	28.7	123,423	19.0
	1.00 – 1.99%	59,815	9.3	126,921	19.6
	2.00 – 2.99%	73,143	11.4	50,277	7.7
	3.00 – 3.99%	22,056	3.5	24,779	3.8
	4.00 – 4.99%	22,944	3.6	24,663	3.8
	5.00 – 5.99%	11,062	1.7	33,499	5.2
Total certificates of deposit		372,840	58.2	383,562	59.1
Total deposits		$640,304	100.0%	$648,754	100.0%

A summary of maturities of certificates of deposit at September 30, 2012 and 2011 follows:

	2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
One year or less	$211,425	56.7%	$252,687	65.8%
More than 1 year to 2 years	50,149	13.4	49,194	12.8
More than 2 years to 3 years	30,448	8.2	29,057	7.6
More than 3 years to 4 years	19,872	5.3	10,593	2.8
More than 4 years to 5 years	35,011	9.4	18,993	5.0
More than 5 years	25,935	7.0	23,038	6.0
	$372,840	100.0%	$383,562	100.0%

Interest expense on deposit accounts for the years ended September 30, 2012, 2011, and 2010 is summarized as follows:

(Dollars in thousands)	2012	2011	2010
Passbook savings	$–	$–	$25
Money market savings	993	1,793	2,714
Money market checking	216	367	439
Certificates of deposit	6,558	8,050	10,704
	$7,767	$10,210	$13,882

Savings accounts, money market accounts, and certificates of deposit held by officers and directors of the Company at September 30, 2012 and 2011 were $2.9 million and $3.0 million, respectively.

Penalty amounts assessed on certificates redeemed prior to contractual maturity are recorded as noninterest income. Certificate penalty amounts totaled $46,000, $32,000, and $49,000 for the years ended September 30, 2012, 2011, and 2010, respectively.

Certificates of deposit and savings accounts with balances greater than $100,000 at September 30, 2012 and 2011 were approximately $276.0 million and $271.5 million, respectively.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11.	Borrowings

The Company relies on borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) as its primary source of borrowings. Short-term and long-term borrowings from the FHLB are secured by qualifying residential loans, nonresidential real estate loans, multi-family loans and securities. Loans collateralizing FHLB borrowings had a carrying value of $290.7 million, and securities had a carrying value of $266.0 million at September 30, 2012. At September 30, 2011, loans collateralizing FHLB borrowings had a carrying value of $252.9 million and securities had a carrying value of $262.1 million. The Company had unused borrowing capacity from the FHLB of $190.3 million at September 30, 2012.

The Company had no FHLB overnight borrowings for the years ended September 30, 2012 and 2011. Long-term debt consists of borrowings from the FHLB with various interest rates and maturity dates. Certain borrowings are convertible, at the FHLB’s option, into three-month LIBOR-based floating rate borrowings beginning on specified dates or on any quarterly interest payment dates thereafter, with at least two business days notice. If the FHLB converts a borrowing, the Company may choose to prepay all or part of the borrowing without a prepayment fee on the conversion date or any subsequent quarterly interest reset date. During the year ended September 30, 2012, the company exchanged nine FHLB borrowings totaling $160.0 million for new advances of the same amount. In connection with these exchanges, the Company paid prepayment penalties totaling $18.3 million. The new advances were not considered to be substantially different from the original advances in accordance with ASC 470-50, Debt – Modifications and Exchanges, and as a result the prepayment penalties have been treated as a discount on the new debt and are being amortized over the life of the new advances as an adjustment to rate. During the year ended September 30, 2010, the Company prepaid certain FHLB borrowings totaling $10.0 million. In connection with the prepayments, the Company recorded fees on early retirement of FHLB borrowings of $318,000 that are recognized in noninterest expense at September 30, 2010. No prepayments were made in the year ended September 30, 2011.

At September 30, 2012, advances from the FHLB totaled $190.0 million and had fixed interest rates ranging from 1.06% to 5.09% with a weighted average effective rate of 4.10%. At September 30, 2011, advances from the FHLB totaled $190.0 million and had fixed interest rates ranging from 3.44% to 5.85% with a weighted average rate of 4.80%.

The contractual maturities of FHLB borrowings, excluding call provisions, as of September 30, 2012 are as follows:

For the Year Ending September 30,
(Dollars in thousands)	Amount	Weighted Average Effective Rate
2013	$–	–%
2014	–	–
2015	–	–
2016	10,000	2.23
2017	10,000	2.25
Thereafter	170,000	4.32
	190,000	4.10%
Less unamortized prepayments	17,796
Total FHLB borrowings	$172,204

Note 12.	Income Taxes

Income tax expense (benefit) related to income (loss) before provision for income taxes for the years ended September 30, 2012, 2011, and 2010 is summarized as follows:

(Dollars in thousands)	2012	2011	2010
Current income tax expense	$3,558	$1,540	$1,743
Deferred tax expense (benefit)	1,181	(788)	(1,713)
Total	$4,739	$752	$30

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The reported income tax expense (benefit) for 2012, 2011, and 2010 differs from the “expected” income tax expense (computed by applying the statutory U.S. Federal corporate income tax rate of 34% to income (loss) before provision for income taxes) as follows:

	2012		2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Expected tax expense (benefit) at statutory federal income tax rate	$3,815	34.0%	$742	34.0%	$(358)	(34.0)%

Cash surrender value of life insurance	(438)	(3.9)	(435)	(19.9)	(519)	(49.4)
State taxes, net of federal expense or (benefit)	516	4.6	180	8.2	(29)	(2.8)
ESOP fair market value adjustment	80	0.6	22	1.0	-	-
Dividends received deduction	(90)	(0.8)	(73)	(3.3)	(77)	(7.3)
Federal low income housing and historical tax credits	(323)	(2.9)	(770)	(35.3)	-	-
Tax exempt interest	(49)	(0.4)	(29)	(1.4)	(11)	(1.1)
Change in federal valuation allowance	1,297	11.6	1,110	50.9	1,020	97.0
Other, net	(69)	(0.6)	5	0.2	4	0.4
Reported tax expense	$4,739	42.2%	$752	34.4%	$30	2.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2012 and 2011 are as follows:

(Dollars in thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$3,908	$5,557
Net unrealized losses on securities available for sale	-	231
Prepaid pension costs	702	908
Deferred compensation	1,198	1,083
Investments in tax credit partnerships	448	374
Impairment of other real estate owned	1,005	484
Securities	9,961	11,245
Charitable contribution carryforward	1,441	1,857
Capital loss carryforward	6,446	3,734
Federal tax credit carryforward	-	130
State tax credit carryforward	-	9
Other	248	185
Total gross deferred tax assets	25,357	25,797
Less: valuation allowance	(10,728)	(13,068)
Net deferred tax assets	14,629	12,729
Deferred tax liabilities:
FHLB stock dividends	(643)	(643)
Net unrealized gain on securities available for sale	(5,377)	-
Depreciation of fixed assets	(300)	(355)
Unrealized loss on CMOs	(752)	(677)
Deferred gain on bank-owned life insurance policies	(330)	(330)
Other	-	(32)
Total gross deferred tax liabilities	(7,402)	(2,037)
Net deferred tax assets	$7,227	$10,692

The capital loss carryforwards expire in the fiscal years ending September 30, 2013 through September 30, 2017. The charitable contribution carryforward expires in the fiscal year ending September 30, 2016.

The Company files a consolidated tax return that includes all subsidiaries. The Parent, the Bank and other subsidiaries calculate and record income tax liability as though they filed separate tax returns and pay or receive the calculated amount to or from the Parent in accordance with an intercompany tax allocation agreement.

As of September 30, 2012, the Company has established a valuation allowance in order to reduce the net deferred tax assets to the amount that the Company believes it is more likely than not to realize in the future. The valuation allowance represents deferred tax assets established for unrealized capital losses and realized capital loss carryforwards that the Company may not realize due to the requirement that capital losses may only be offset against capital gains and for charitable contribution carryforwards that the Company may not realize due to the limitation on contributions as a percentage of taxable income. The valuation allowance decreased by $2.3 million from September 30, 2011 to September 30, 2012.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company believes that a valuation allowance with respect to the realization of the remainder of the gross deferred tax assets is not necessary. Based on the Company’s historical taxable income, future expectations of taxable income and its character, and the reversal of gross deferred tax liabilities, management believes it is more likely than not that the Company will realize the remainder of the gross deferred tax assets existing at September 30, 2012. However, there can be no assurance that the Company will generate taxable income in any future period or that the reversal of temporary differences attributable to gross deferred tax liabilities will occur during the future tax periods as currently expected.

Under the Internal Revenue Code of 1986, the Company was allowed, in 1996 and prior years, special bad debt deduction for additions to its tax bad debt reserve established for the purpose of absorbing losses. The allowable deduction as a percent of income subject to tax before such deduction was 8%. However, for the fiscal year ended September 30, 1996, the Company’s deduction under the percentage of income method for federal income tax purposes was zero due to the magnitude of the Company’s retained earnings. As a result of the Small Business Job Protection Act of 1996, which became law in August 1996, the percentage of taxable income method is not available after fiscal year 1996; instead, bad debts after fiscal year 1996 are deductible based upon the ratio of actual loans charged off to loans outstanding, subject to a base year amount determined at September 30, 1988.

Retained earnings at September 30, 2012 and 2011 include approximately $13.0 million for which no provision for federal income tax has been made. This amount represents pre-October 1, 1988 allocations of earnings to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. As of September 30, 2012, the Company does not expect that this portion of retained earnings will be used in a manner that will create any additional income tax liability.

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

At September 30, 2012, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OCC. There are no conditions or events that management believes have changed the Bank’s classification. As a savings and loan holding company regulated by the Federal Reserve Board (the “Federal Reserve”), Franklin Financial is not currently subject to any separate regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to financial institutions themselves. The capital requirements will apply to savings and loan holding companies in 2015. The following table reflects the level of required capital and actual capital of the Bank at September 30, 2012 and 2011:

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2012
Tier 1 capital	$179,110	17.68%	$40,518	4.00%	$50,996	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	179,110	26.62	26,912	4.00	40,368	6.00
(to risk weighted assets)

Risk-based capital	187,538	27.87	53,824	8.00	67,280	10.00
(to risk weighted assets)

As of September 30, 2011
Tier 1 capital	$164,347	16.07%	$40,915	4.00%	$51,490	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	164,347	23.81	27,605	4.00	41,408	6.00
(to risk weighted assets)

Risk-based capital	173,006	25.07	55,211	8.00	69,013	10.00
(to risk weighted assets)

There were no dividends declared by the Bank to Franklin Financial in the year ended September 30, 2012. During the year ended September 30, 2011, Franklin Financial contributed $68.1 million to the Bank from the proceeds of the mutual to stock conversion discussed in note 2 to the consolidated financial statements.

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at September 30, 2012 and 2011 (dollars in thousands):

	September 30, 2012
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Tangible capital	Risk-based capital
GAAP capital	$184,277	$184,277	$184,277	$184,277
Accumulated gains on certain available-for-sale securities	(6,967)	(6,967)	(6,967)	(6,967)
Pension plan	1,800	1,800	1,800	1,800
General allowance for loan losses	–	–	–	8,428
Regulatory capital – computed	$179,110	$179,110	$179,110	$187,538

	September 30, 2011
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Tangible capital	Risk-based capital
GAAP capital	$168,711	$168,711	$168,711	$168,711
Accumulated gains on certain available-for-sale securities	(4,002)	(4,002)	(4,002)	(4,002)
Disallowed deferred tax assets	(2,922)	(2,922)	(2,922)	(2,922)
Pension plan	2,560	2,560	2,560	2,560
General allowance for loan losses	–	–	–	8,659
Regulatory capital – computed	$164,347	$164,347	$164,347	$173,006

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14.	Employee Benefit Plans

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

The Pension Plan assets are held in a trust fund by the plan trustee. The trust agreement under which assets of the Pension Plan are held is a part of the Virginia Bankers Association Master Defined Benefit Pension Plan (the Plan). The Plan’s administrative trustee is appointed by the board of directors of the Virginia Bankers Association Benefits Corporation. At September 30, 2012, Reliance Trust Company was investment manager for the Plan. Contributions are made to the Pension Plan, at management’s discretion, subject to meeting minimum funding requirements, up to the maximum amount allowed under the Employee Retirement Income Security Act of 1974 (ERISA), based upon the actuarially determined amount necessary for meeting plan obligations. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned by employees in the future.

The Company uses a September 30 measurement date for the Pension Plan.

Obligations and Funded Status

The following table summarizes the projected benefit obligation, fair value of plan assets, and funded status as of September 30, 2012 and 2011:

(Dollars in thousands)	2012	2011
Change in benefit obligation:
Projected benefit obligation at beginning of year	$14,329	$12,625
Service cost	602	571
Interest cost	664	647
Actuarial loss (gain)	876	1,115
Benefits paid	(564)	(629)
Prior service cost due to Amendment	(167)	-
Projected benefit obligation at end of year	$15,740	$14,329

(Dollars in thousands)	2012	2011
Change in plan assets:
Fair value of plan assets at beginning of year	$11,940	$12,712
Actual return on plan assets	2,517	(143)
Benefits paid	(564)	(629)
Fair value of plan assets at end of year	$13,893	$11,940
Funded status	$(1,847)	$(2,389)

(Dollars in thousands)	2012	2011
Amounts recognized as prepaid expenses and other assets
or (accrued expenses and other liabilities)	$(1,847)	$(2,389)

(Dollars in thousands)	2012	2011
Amounts recognized in accumulated other comprehensive
income, net of income taxes
Net loss	$3,070	$4,130
Prior service cost	(167)	-
Deferred income taxes	(1,103)	(1,569)
Total recognized in accumulated other comprehensive income	$1,800	$2,561

The plan had accumulated benefit obligations of $14.3 million and $12.3 million as of September 30, 2012 and 2011, respectively.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Components of Net Periodic Benefit Cost

Components of net periodic benefit cost for the years ended September 30, 2012, 2011, and 2010 are as follows:

(Dollars in thousands)	2012	2011	2010
Service cost	$602	$571	$509
Interest cost	664	647	633
Expected return on plan assets	(811)	(869)	(829)
Recognized net actuarial loss	230	65	78
Net periodic benefit cost	$685	$414	$391

The net periodic benefit cost is included in personnel expense in the consolidated statements of earnings.

The Company expects to recognize $135,000 related to net actuarial loss and $15,000 related to prior service cost and as components of net periodic benefit cost during the fiscal year ending September 30, 2013.

Assumptions

Weighted average assumptions used to determine the benefit obligation as of September 30, 2012 and 2011 are as follows:

	2012	2011
Discount rate	4.00%	4.75%
Rate of compensation increase	3.00	4.00

Weighted average assumptions used to determine the net periodic benefit cost for the years ended September 30, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Discount rate	4.75%	5.25%	5.50%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase	4.00	4.00	4.00

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Plan Assets

The fair values of the Company's pension plan assets at September 30, 2012, by asset category, are as follows:

(Dollars in thousands)	Total	Quoted Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds – fixed income	$3,089	$3,089	-	-
Mutual funds – equity
Large cap equity funds	3,684	3,684	-	-
Mid-cap equity funds	1,944	1,944	-	-
Small-cap equity funds	781	781	-	-
International equity funds	1,393	1,393	-	-
Diversified equity funds	2,956	2,956	-	-
Cash and cash equivalents	46	46	-	-
Total	$13,893	$13,893	-	-

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

The Pension Plan’s weighted average asset allocations by asset category at September 30, 2012 and 2011 are as follows:

	2012	2011
Asset category:
Mutual funds – fixed income	22%	26%
Mutual funds – equity	78	74
Cash and cash equivalents	-	-
Total	100%	100%

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

Contributions for Fiscal Year 2013

Contributions may be made to the Plan, at management’s discretion subject to meeting minimum funding requirements, up to the maximum tax-deductible amount allowable for the Plan. The Company does not intend to make a contribution during fiscal 2013.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Estimated Future Benefit Payments

The following schedule summarizes benefit payments, which reflect expected future service, as appropriate, that are expected to be paid at September 30, 2012 (dollars in thousands):

Year ending September 30,
2013	$732
2014	749
2015	789
2016	771
2017	840
2018 through 2022	4,343

401(k) Defined Contribution Plan

The Bank has a 401(k) defined contribution plan, which covers substantially all of the employees of the Bank. Employees may contribute up to the statutory limit into the plan. The Bank matches 25% of the first 6% of the employee’s contribution. The plan also allows for a discretionary contribution to be made by the Bank. Employer matching contributions included in expense were $48,000, $53,000 and $48,000 for the years ended September 30, 2012, 2011, and 2010, respectively.

Employee Stock Ownership Plan

In connection with the mutual-to-stock conversion discussed in note 2, the Bank established an employee stock ownership plan (“ESOP”) for the benefit of all of its eligible employees. Full-time employees of the Bank who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the ESOP. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to Franklin Financial over a period of 20 years.

Unallocated ESOP shares are not included in the calculation of earnings per share, and are shown as a reduction of stockholders’ equity. Dividends on unallocated ESOP shares, if paid, will be considered to be compensation expense. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed-to-be-released. Share allocations are recorded on a monthly basis with fair value determined by calculating the average closing stock price for each day during the month. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential will be recognized in stockholders’ equity. The Company will receive a tax deduction equal to the cost of the shares released. As the ESOP is internally leveraged, the loan receivable by Franklin Financial from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Compensation cost related to the ESOP for the years ended September 30, 2012 and 2011 was $878,000 and $425,000, respectively, with a related tax benefit of $243,000 and $137,000, respectively. The fair value of the unearned ESOP shares, using the closing quoted market price per share of the Company’s stock, was $17.8 million and $12.2 million at September 30, 2012 and 2011, respectively. A summary of the ESOP share allocation as of September 30, 2012 and 2011 is as follows:

	2012	2011
Allocated shares – beginning of period	35,987	-
Shares allocated during the year	64,054	35,987
Allocated shares – end of period	100,041	35,987
Unallocated shares	1,044,186	1,108,240
Total ESOP shares	1,144,227	1,144,227

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Shares of common stock issued under the 2012 Equity Incentive Plan may be authorized unissued shares or, in the case of restricted stock awards, may be shares repurchased on the open market. As of September 30, 2012, the Company, through an independent trustee, had repurchased 468,500 shares on the open market for $7.4 million, or an average cost of $15.82 per share.

The maximum number of shares that may be awarded under the plan is 2,002,398, including 1,430,284 for option exercises and 572,114 restricted stock shares. Share-based compensation related to stock options and restricted stock recognized for the year ended September 30, 2012 was $1.6 million and the related income tax benefit was $622,000.

The table below presents stock option activity for the year ended September 30, 2012:

(Dollars in thousands, except per share amounts)	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at September 30, 2011	-	N/A	N/A	N/A
Granted	1,152,000	$13.42	10.00	$-
Exercised	-	-
Forfeited	(37,000)	13.42
Expired	-	-
Options outstanding at September 30, 2012	1,115,000	$13.42	9.50	$4,059

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

At September 30, 2012, the Company had $3.3 million of unrecognized compensation expense related to 959,046 stock options expected to vest. The period over which compensation cost related to non-vested awards is expected to be recognized was 4.50 years at September 30, 2012. No shares were vested as of September 30, 2012. The table below presents information about stock options expected to vest over the five-year vesting period at September 30, 2012:

(Dollars in thousands, except per share amounts)
Options expected to vest at period end	959,046
Weighted-average exercise price	$13.42
Remaining contractual life (years)	9.50
Aggregate intrinsic value	$3,491

The table below presents restricted stock award activity for the year ended September 30, 2012:

	Restricted stock awards	Weighted- average grant date fair value
Non-vested at September 30, 2011	-	N/A
Granted	464,500	$13.42
Vested	-	-
Forfeited	(15,000)	13.42
Non-vested at September 30, 2012	449,500	$13.42

At September 30, 2012, unrecognized compensation expense adjusted for expected forfeitures was $3.9 million related to 386,554 shares of restricted stock expected to vest over the five-year vesting period. The weighted-average period over which compensation cost related to non-vested awards is expected to be recognized was 4.50 years at September 30, 2012.

Deferred Compensation Plans

On April 17, 2001, February 21, 2006, February 19, 2008 and September 16, 2009, the board of directors of the Bank approved, respectively, the 2001 Deferred Compensation Plan for Directors and Senior Officers of Franklin Federal Savings Bank, the 2006 Deferred Compensation Plan for Directors and Senior Officers of Franklin Federal Savings Bank, the 2008 Deferred Compensation Plan for Directors and Senior Officers of Franklin Federal Savings Bank and the 2009 Deferred Compensation Plan for Directors and Senior Officers of Franklin Federal Savings Bank (the Deferred Compensation Plans), which became effective on April 1, 2001, October 1, 2005, October 1, 2007 and October 1, 2009, respectively. In connection with the conversion completed on April 27, 2011 (see note 2), the Deferred Compensation Plans were frozen and participants vesting was accelerated to September 30, 2011. Participants were given the opportunity to transfer their account balances to a new stock-based deferral plan (see below) and invest in Franklin Financial stock. Account balances not transferred earn interest at the Bank’s interest rate on seven-year certificates of deposit. Prior to the conversion, the Deferred Compensation Plans provided an unfunded deferred compensation arrangement that was modeled after the compensation incentives for directors and senior officers of converted publicly traded stock thrift corporations regulated by the Office of Thrift Supervision. Each participant’s account was credited with an initial earned award that increased or decreased annually based on the financial performance of the Bank. Under the terms of the Deferred Compensation Plans, the awards vested over four and one-half to five years and become 100% vested immediately upon a participant’s death, disability, or retirement at normal retirement age or the occurrence of specified corporate events. Accrued benefits under the Deferred Compensation Plans were $630,000 and $616,000 at September 30, 2012 and 2011, respectively, and are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Deferred compensation expense was $14,000 for 2012, $949,000 for 2011, and $573,000 for 2010 and is included in personnel expense in the accompanying consolidated income statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Note 15.	Stock Repurchase Programs

On May 3, 2012, the Board of Directors approved a stock repurchase program whereby the Company may repurchase up to 5%, or 715,141 shares, of its outstanding common stock either on the open market or through private transactions until October 31, 2012. Purchases will be conducted through an SEC Rule 10b5-1 repurchase plan with Sandler O’Neill & Partners, L.P. (“Sandler”) whereby Sandler will, from time to time and in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, act as agent for the Company in purchasing shares based upon the parameters of the Rule 10b5-1 repurchase plan. The Rule 10b5-1 repurchase plan allows the Company to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout period. During the year ended September 30, 2012, the Company repurchased 715,141 shares of outstanding common stock under this program for $11.2 million, or an average price of $15.63 per share, completing the program.

On September 12, 2012, the Board of Directors approved a second stock repurchase program whereby the Company may repurchase approximately 5%, or 679,385 shares, of its outstanding common stock upon completion of the initial share repurchase program. Repurchases will be made from time to time in the open market or through privately negotiated transactions, as and when deemed appropriate by management and under any plan that may be deployed in accordance with SEC Rule 10b5-1. During the year ended September 30, 2012, the Company repurchased 245,559 shares of its outstanding common stock under this program for $4.2 million, or an average price of $17.09 per share.

Note 16.	Lease Commitments

The Company leases certain real property under long-term operating lease agreements. The following schedule summarizes future minimum lease payments under these operating leases at September 30, 2012 (dollars in thousands):

Year ending September 30,
2013	$107
2014	53
2015	33
2016	40
2017	41
Thereafter	809
$1,083

Rental expense under operating leases was $138,000, $133,000, and $126,000 in 2012, 2011, and 2010, respectively.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17.	Financial Instruments with Off-Balance-Sheet Risk

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since some commitments may expire without being funded, the commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $104.9 million and $55.7 million at September 30, 2012 and 2011, respectively.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk and recourse provisions involved in issuing letters of credit are essentially the same as those involved in extending loans to customers. The Company has recorded a liability for the estimated fair value of these letters of credit in the amount of $18,000 and $3,000 at September 30, 2012 and 2011, respectively, which is included in accrued expenses and other liabilities. The amount of standby letters of credit was $799,000 and $1.0 million at September 30, 2012 and 2011, respectively. The Company believes that the likelihood of having to perform on standby letters of credit is remote based on the financial condition of the guarantors and the Company's historical experience.

At September 30, 2012, the Company had rate lock commitments to originate mortgage loans amounting to $691,000 and mortgage loans held for sale of $1.5 million compared to $3.8 million and $922,000 at September 30, 2011, respectively. At September 30, 2012, the Company had corresponding commitments outstanding of $2.1 million to sell loans on a best-efforts basis compared to $4.7 million at September 30, 2010. These commitments to sell loans are designed to eliminate the Company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

Note 18.	Commitments And Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operation.

Note 19.	Fair Value Measurements

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Securities available for sale: Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using a combination of methods, including model pricing based on spreads obtained from new market issues of similar securities, dealer quotes, and trade prices. Level 1 securities include common equity securities traded on nationally recognized securities exchanges. Level 2 securities include mortgage-backed securities and collateralized mortgage obligations issued by government sponsored entities, municipal bonds, and corporate debt securities. Level 3 securities include municipal bonds and corporate debt securities.

Securities held to maturity: Securities held-to-maturity are recorded at fair value on a non-recurring basis. A held-to-maturity security’s amortized cost is adjusted only in the event that a decline in fair value is deemed to be other-than-temporary. At September 30, 2012, certain held-to-maturity securities were deemed to be other-than-temporarily impaired. These securities are classified as Level 3 securities and were written down to fair value at the balance sheet date determined by discounting estimated future cash flows. Management believes that classification and valuation of these securities, consisting of private-label asset-backed securities, as Level 3 assets was necessary as the market for such securities severely contracted beginning in 2008 and became and has remained inactive since that time. While the market for highly-rated private-label securities with low delinquency levels and high subordination saw significant price improvement beginning in the second half of fiscal 2010, the market for securities similar to those recognized as other-than-temporarily impaired, which had low ratings, high delinquency levels, and low subordination levels, remained inactive. As a result, management does not believe that quoted prices on similar assets were representative of fair value as there were few transactions, and transactions were often executed at distressed prices. Management estimates and discounts future cash flows based on a combination of observable and unobservable inputs, including a security’s subordination percentage, projected delinquency rates, and estimated loss severity given default. These estimates are discounted using observable current market rates for securities with similar credit quality.

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 are summarized below:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
States and political subdivisions	$13,125	$-	$11,585	$1,540
Agency mortgage-backed securities	81,780	-	81,780	-
Agency collateralized mortgage obligations	166,601	-	166,601	-
Corporate equity securities	14,796	14,796	-	-
Corporate debt securities	117,877	-	112,984	4,893
Total assets at fair value	$394,179	$14,796	$372,950	$6,433

A rollforward of securities classified as Level 3 measured at fair value on a recurring basis from the prior year end is as follows (dollars in thousands):

Balance of Level 3 assets measured on a recurring basis at September 30, 2011	$6,685
Principal payments in year	(369)
Amortization of premiums or discounts	(27)
Other-than-temporary impairment charges included in noninterest income	(730)
Increase in unrealized gains or losses included in accumulated other comprehensive income	874
Balance of Level 3 assets measured on a recurring basis at September 30, 2012	$6,433

Level 3 securities measured at fair value on a recurring basis at September 30, 2012 consist of one municipal bond and one corporate debt security for which the Company was not able to obtain dealer quotes due to lack of trading activity. These two securities are measured at fair value based on a combination of the observable market price of similar securities based on their trading activity and broker quotes. Price estimates are then adjusted for liquidity discounts necessary to account for the lack of trading activity for each security. Changes in the liquidy discount applied could result in significantly higher or lower fair value measurements. During the year ended September 30, 2012, the Company recognized an other-than-temporary impairment charge on the municipal bond of $730,000, which is included in noninterest income (expense) in the income statement.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period, including held-to-maturity securities, impaired loans and other real estate owned. Held-to-maturity securities are measured at fair value in a period in which an other-than-temporary impairment charge is recognized. Impaired loans are measured at fair value when a change in the value of the underlying collateral or a change in the present value of estimated future cash flows result in a change in the specific allowance for such a loan. Other real estate owned is measure at fair value in the period of foreclosure or in a period in which a change in net realizable value results in an impairment charge.

Assets measured at fair value on a non-recurring basis as of September 30, 2012 are included in the table below:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Non-agency collateralized mortgage obligations	$602	$-	$-	$602
Impaired loans
One-to four-family	903	-	-	903
Land and land development	9,116	-	-	9,116
Other real estate owned	6,340	-	747	5,593
Total assets at fair value	$16,961	$-	$747	$16,214

In estimating the fair value of non-agency collateralized mortgage obligations (“CMOs”), the Company performs a discounted cash flow analysis that uses certain unobservable inputs, including delinquency and loss severity rates for the collateral underlying each security, cash flow estimates obtained from a third-party service, and the discount rate applied. Since there is no readily-available discount rate for each individual security, the Company begins with the rate of a seven-year corporate bond (which management believes mirrors the expected remaining life of these securities) with a credit rating of B as of the balance sheet date. The Company applies this rate as the discount rate on non-agency CMOs rated as “investment grade” by the major rating agencies and applies multiples of this rate to non-agency CMO’s of lower credit quality. For securities rated one level below investment grade, the Company applies this rate times a factor of two; for securities rated two levels below investment grade, the Company applies this rates times a factor of three; and for securities rate three or more levels below investment grade, the Company applies this rate times a factor of four. The following table provides information about unobservable inputs used in the valuation of non-agency CMOs at September 30, 2012:

	Range	Weighted Average
Delinquency rate	0.00% - 82.50%	17.08%
Loss severity	15.62% - 101.30%	47.51%
Discount rate	5.53% - 26.25%	18.39%

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

The estimated fair values of the Company’s financial instruments at September 30, 2012 and September 30, 2011 are as follows:

	September 30, 2012
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$119,879	$119,879	$119,879	$119,879	$-	$-	$-	$-
Securities available for sale	394,179	394,179	14,796	14,796	372,950	372,950	6,433	6,433
Securities held to maturity	20,372	20,755	-	-	9,793	10,581	10,579	10,174
Net loans	450,465	469,359	-	-	-	-	450,465	469,359
Loans held for sale	1,458	1,458	-	-	1,458	1,458	-	-
FHLB stock	10,082	10,082	10,082	10,082	-	-	-	-
Accrued interest receivable	4,448	4,448	4,448	4,448	-	-	-	-

Financial liabilities:
Deposits	640,304	647,640	-	-	640,304	647,640	-	-
FHLB borrowings	172,204	213,040	-	-	172,204	213,040	-	-
Accrued interest payable	912	912	912	912	-	-	-	-
Advance payments by borrowers for taxes and insurance	2,325	2,325	2,325	2,325	-	-	-	-

Off-balance-sheet financial instruments:
Commitments to extend credit	104,926	-	-	-	-	-	104,926	-
Standby letters of credit	799	18	-	-	-	-	799	18

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	September 30, 2011
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$115,749	$115,749	$115,749	$115,749	$-	$-	$-	$-
Securities available for sale	396,809	396,809	21,673	21,673	368,451	368,451	6,685	6,685
Securities held to maturity	25,517	23,248	-	-	12,064	13,085	13,453	10,163
Net loans	478,423	497,084	-	-	-	-	478,423	497,084
Loans held for sale	922	922	-	-	922	922	-	-
FHLB stock	11,014	11,014	11,014	11,014	-	-	-	-
Accrued interest receivable	4,901	4,901	4,901	4,901	-	-	-	-

Financial liabilities:
Deposits	648,754	655,790	-	-	648,754	655,790	-	-
FHLB borrowings	190,000	223,240	-	-	190,000	223,240	-	-
Accrued interest payable	904	904	904	904	-	-	-	-
Advance payments by borrowers for taxes and insurance	2,335	2,335	2,335	2,335	-	-	-	-

Off-balance-sheet financial instruments:
Commitments to extend credit	55,702	-	-	-	-	-	55,702	-
Standby letters of credit	1,015	3	-	-	-	-	1,015	3

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20.	Parent Company Only Financial Statements

Franklin Financial Corporation and Predecessors

(Parent Company Only)

Balance Sheets

September 30, 2012 and 2011

(Dollars in thousands)	2012	2011
Assets
Cash and cash equivalents:
Interest-bearing deposits in other banks	$2,989	$1,981
Money market investments	14,507	38,170
Total cash and cash equivalents	17,496	40,151

Securities available for sale	14,796	21,673

Loans, net of deferred loan fees	14,899	–
Less allowance for loan losses	428	–
Net loans	14,471	–

ESOP loan receivable	10,927	11,442
Accrued interest receivable on ESOP loan	423	245
Investment in the Bank	184,277	168,711
Cash surrender value of bank-owned life insurance	5,793	5,548
Deferred income taxes	958	1,320
Income taxes currently receivable	247	436
Prepaid expenses and other assets	79	32
Total assets	$249,467	$249,558

Liabilities and Stockholders’ Equity:
Liabilities:
Short-term borrowings from the Bank	$–	$–
Deferred income taxes	–	–
Accrued expenses and other liabilities	–	–
Total liabilities	–	–
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.01 par value: 75,000,000 shares authorized; 13,342,138 and 14,302,838 shares issued and outstanding, respectively	133	143
Additional paid-in capital	129,391	142,882
Unearned ESOP shares	(10,442)	(11,082)
Unearned equity incentive plan shares	(7,411)	–
Undistributed stock-based deferral plan shares	(2,533)	(2,533)
Retained earnings	132,251	125,770
Accumulated other comprehensive income (loss)	8,078	(5,622)
Total stockholders’ equity	249,467	249,558
Total liabilities and stockholders’ equity	$249,467	$249,558

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Franklin Financial Corporation and Predecessors

(Parent Company Only)

Statements of Income

Years Ended September 30, 2012, 2011, and 2010

(Dollars in thousands)	2012	2011	2010
Interest and dividend income:
Interest and fees on loans	$26	$–	$–
Interest on deposits in other banks	13	5	2
Interest on money market investments	1	–	–
Interest and dividends on securities	501	303	322
Interest on ESOP loan	555	245	–
Total interest and dividend income	1,096	553	324
Interest expense:
Interest on borrowings	–	164	210
Total interest expense	–	164	210
Net interest income	1,096	389	114
Provision for loan losses	230	–	–
Net interest income after provision for loan losses	866	389	114
Noninterest (expense) income:
Gains on sales of securities, net	143	23	729
Net impairment of securities reflected in earnings	(3,417)	(1,123)	(3,778)
Increase in cash surrender value of bank-owned life insurance	244	243	259
Other operating income	–	28	53
Total noninterest (expense) income	(3,030)	(829)	(2,737)
Other noninterest expenses:
Charitable contributions to The Franklin Federal Foundation	–	5,555	–
Other operating expenses	558	652	498
Total other noninterest expenses	558	6,207	498
Loss before equity in undistributed net income of the Bank and provision for income taxes	(2,722)	(6,647)	(3,121)
Equity in undistributed net income of the Bank	9,325	6,316	1,810
Income (loss) before provision for income taxes	6,603	(331)	(1,311)
Federal and state income tax expense (benefit)	122	(1,762)	(230)
Net income (loss)	$6,481	$1,431	$(1,081)

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Franklin Financial Corporation and Predecessors

(Parent Company Only)

Statements of Cash Flows

Years Ended September 30, 2012, 2011, and 2010

(Dollars in thousands)	2012	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$6,481	$1,431	$(1,081)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided (used) by operating activities:
Provision for loan losses	230	–	–
Gain on sales of securities available for sale, net	(108)	(23)	(729)
Impairment charge on securities	3,417	1,123	3,778
Net amortization on securities	(35)	–	–
Equity in undistributed income of the Bank	(9,325)	(6,316)	(1,810)
Charitable contribution of stock to The Franklin Federal Foundation	–	4,166	–
Deferred income taxes	362	(1,326)	9
Changes in assets and liabilities:
Accrued interest receivable on ESOP loan	(178)	(245)	–
Cash surrender value of bank-owned life insurance	(245)	(242)	(259)
Income taxes currently receivable	189	(197)	310
Prepaid expenses and other assets	(47)	832	(533)
Accrued expenses and other liabilities	–	(14)	(588)
Net cash and cash equivalents provided (used) by operating activities	741	(811)	(903)
Cash Flows From Investing Activities
Proceeds from sales of securities available for sale	18,860	4,211	11,414
Purchases of securities available for sale	(5,284)	(10,201)	(6,691)
Net increase in loans	(14,701)	–	–
Stock purchased for ESOP	–	(11,442)	–
Repayment of ESOP loan receivable	515	–	–
Capital contribution to the Bank	–	(68,130)	(5,067)
Net cash and cash equivalents used by investing activities	(610)	(85,562)	(344)
Cash Flows From Financing Activities
Proceeds from the issuance of common stock, net of issuance costs	–	136,261	–
Repurchase of common stock	(15,375)	–	–
Repurchase of common stock for equity incentive plan	(7,411)	–	–
Net borrowings on loan from the Bank	–	(10,000)	1,000
Net cash and cash equivalents (used) provided by financing activities	(22,786)	126,261	1,000
Net (decrease) increase in cash and cash equivalents	(22,655)	39,888	(247)
Cash and cash equivalents at beginning of year	40,151	263	510
Cash and cash equivalents at end of year	$17,496	$40,151	$263

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21.	Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Because the mutual to stock conversion was not completed until April 27, 2011, per-share earnings data is not presented for the year ended September 30, 2010.

(Amounts in thousands, except per share data)	2012	2011
Numerator:
Net income available to common stockholders	$6,481	$1,431
Denominator:
Weighted-average common shares outstanding	13,025	13,177
Effect of dilutive securities	19	-
Weighted-average common shares outstanding - assuming dilution	13,044	13,177
Basic earnings per common share(1)	$0.50	$0.11
Diluted earnings per common share(1)	$0.50	$0.11

(1)	Weighted-average shares used in the calculation of basic and diluted earnings per share for fiscal 2011 were calculated from April 27, 2011 to September 30, 2011.

Note 22.	Unaudited Interim Financial Information

The unaudited statements of income for each of the quarters during the fiscal years ended September 30, 2012 and 2011 are summarized below:

	Three months ended
(Dollars in thousands, except per share data)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Interest and dividend income	$10,422	$10,698	$11,017	$11,437
Interest expense	3,768	3,989	4,231	4,381
Net interest income	6,654	6,709	6,786	7,056
Provision for loan losses	(607)	(390)	(298)	146
Net interest income after provision for loan losses	7,261	7,099	7,084	6,910
Noninterest income (expense)	1,328	(1,341)	188	(243)
Noninterest expenses	4,833	5,065	3,612	3,554
Net income before provision for income taxes	3,756	693	3,660	3,113
Income tax expense	1,204	1,047	1,152	1,337
Net income (loss)	$2,552	$(354)	$2,508	$1,776

Basic net income (loss) per common share	$0.20	$(0.03)	$0.19	$0.13
Diluted net income (loss) per common share	$0.20	$(0.03)	$0.19	$0.13

	Three months ended
(Dollars in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Interest and dividend income	$11,497	$11,746	$11,162	$11,529
Interest expense	4,541	4,838	4,938	5,081
Net interest income	6,956	6,908	6,224	6,448
Provision for loan losses	1,207	1,825	290	422
Net interest income after provision for loan losses	5,749	5,083	5,934	6,026
Noninterest income (expense)	131	(736)	566	366
Noninterest expenses	3,852	9,466	4,168	3,450
Net income (loss) before provision for income taxes	2,028	(5,119)	2,332	2,942
Income tax expense (benefit)	1,092	(1,844)	597	907
Net income (loss)	$936	$(3,275)	$1,735	$2,035

Basic net income (loss) per common share(1)	$0.07	$(0.25)	N/A	N/A
Diluted net income (loss) per common share(1)	$0.07	$(0.25)	N/A	N/A

(1)	Weighted-average shares used in the calculation of basic and diluted earnings per share for fiscal 2011 were calculated from April 27, 2011 to September 30, 2011.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23.	Subsequent Events

Stock Repurchase Program

On November 15, 2012, the board of directors approved a third stock repurchase program whereby the Company may repurchase up to 645,415 shares, or approximately 5% of its common stock that will be outstanding upon completion of the second stock repurchase program. The new repurchases will commence upon completion of the second stock repurchase program. Repurchases will be made, from time to time, in the open market or through privately negotiated transactions, as and when deemed appropriate by management and under any plan that may be deployed in accordance with SEC Rule 10b5-1.

Special Dividend

On November 15, 2012, the board of directors declared a special dividend of $0.45 per share of common stock, payable on December 18, 2012 to stockholders of record on November 30, 2012.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of September 30, 2012, internal control over financial reporting was effective based on those criteria.

McGladrey LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended September 30, 2012, and the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012, as stated in their reports, which are included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Franklin Financial Corporation and Subsidiaries

We have audited Franklin Financial Corporation and Subsidiaries’ internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Franklin Financial Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Franklin Financial Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Franklin Financial Corporation and Subsidiaries as of September 30, 2012 and 2011, and the related consolidated income statements, statements of comprehensive income and changes in stockholders’ equity and statements of cash flows, for each of the three years in the period ended September 30, 2012 and our report dated December 27, 2012 expressed an unqualified opinion.

/s/McGladrey LLP

Richmond, VA

December 27, 2012

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Company is contained in the Company’s 2013 Proxy Statement under the caption, “Election of Directors”, and is incorporated herein by reference.  The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained in the 2013 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.  Information with respect to the Company’s Audit Committee is contained in the Company’s 2013 Proxy Statement under the caption “Corporate Governance and Board Matters,” and is incorporated herein by reference.

The executive officers of Franklin Financial Corporation and Franklin Federal are:

Position with
Name	Franklin Financial Corporation	Position with Franklin Federal
Richard T. Wheeler, Jr.	Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer
Donald F. Marker	Vice President, Chief Financial Officer and Secretary/Treasurer	Executive Vice President, Chief Financial Officer and Secretary/Treasurer
Steven R. Lohr	Vice President	Executive Vice President
Barry R. Shenton	Vice President	Executive Vice President

Richard T. Wheeler, Jr. is Chairman, President and Chief Executive Officer of Franklin Financial Corporation and Franklin Federal. Mr. Wheeler joined Franklin Federal in 1992. Previously, he was a partner in KPMG LLP. Age 66. Director since 1992.

Donald F. Marker is Vice President, Chief Financial Officer and Secretary/Treasurer of Franklin Financial Corporation and Executive Vice President, Chief Financial Officer and Secretary/Treasurer of Franklin Federal. Mr. Marker joined Franklin Federal in 1989. Age 51.

Steven R. Lohr is Vice President of Franklin Financial Corporation and Executive Vice President of Franklin Federal. Mr. Lohr joined Franklin Federal in 1998. Age 63.

Barry R. Shenton is Vice President of Franklin Financial Corporation and Executive Vice President of Franklin Federal. Mr. Shenton joined Franklin Federal in 1999. Age 64.

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

Information regarding executive and director compensation is set forth under the captions “Executive Compensation,” “Directors’ Compensation,” “Compensation Committee Report,” and “Compensation Discussion and Analysis” in the 2013 Proxy Statement, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of September 30, 2012 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
	(A)	(B)	(C)
Equity compensation plans approved by security holders:
2012 Equity Incentive Plan	1,115,000	$13.42	437,898
Equity compensation plans not approved by security holders	-	-	-
Total	1,115,000	$13.42	437,898

Information regarding security interest of certain beneficial owners and management is set forth under the caption “Stock Ownership” in the 2013 Proxy Statement, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under “Transactions with Related Persons” in the 2013 Proxy Statement, and is incorporated herein by reference.  Information on director independence is set forth under “Director Independence” section in the 2013 Proxy Statement, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal auditor fees and services is set forth under “Audit-Related Matters” in the 2013 Proxy Statement, and is incorporated herein by reference.

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

(a)(3) Exhibits

The following exhibits are either filed as part of this Report or are incorporated herein by reference:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Franklin Financial Corporation (1)
3.2	Bylaws of Franklin Financial Corporation (2)
4.0	Form of Common Stock Certificate of Franklin Financial Corporation (3)
10.1	Employment Agreement, dated June 1, 2011, by and between Franklin Financial Corporation and Richard T. Wheeler, Jr. (4)
10.2	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Financial Corporation and Richard T. Wheeler, Jr.(5)
10.3	Employment Agreement, dated June 1, 2011, by and between Franklin Federal Savings Bank and Richard T. Wheeler, Jr. (4)
10.4	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Federal Savings Bank and Richard T. Wheeler, Jr.(5)
10.5	Employment Agreement, dated June 1, 2011, by and between Franklin Financial Corporation and Donald F. Marker (4)
10.6	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Financial Corporation and Donald F. Marker(5)
10.7	Employment Agreement, dated June 1, 2011, by and between Franklin Federal Savings Bank and Donald F. Marker (4)
10.8	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Federal Savings Bank and Donald F. Marker(5)
10.9	Employment Agreement, dated June 1, 2011, by and between Franklin Financial Corporation and Steven R. Lohr (4)
10.10	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Financial Corporation and Steven R. Lohr(5)
10.11	Employment Agreement, dated June 1, 2011, by and between Franklin Federal Savings Bank and Steven R. Lohr (4)
10.12	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Federal Savings Bank and Steven R. Lohr(5)
10.13	Employment Agreement, dated June 1, 2011, by and between Franklin Financial Corporation and Barry R. Shenton (4)
10.14	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Financial Corporation and Barry R. Shenton(5)
10.15	Employment Agreement, dated June 1, 2011, by and between Franklin Federal Savings Bank and Barry R. Shenton (4)
10.16	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Federal Savings Bank and Barry R. Shenton(5)
10.17	Supplemental Retirement Plan Agreement between Franklin Federal Savings Bank and Richard T. Wheeler, Jr. (6)
10.18	Form of Franklin Financial Corporation Stock-Based Deferral Plan (7)
10.19	Franklin Financial Corporation 2012 Equity Incentive Plan (8)
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Franklin Financial Corporation Annual Report on Form 10-K for the year ended September 30, 2012 are formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income and Changes in Stockholders' Equity; and (v) related notes.

(1)	Incorporated herein by reference to Exhibit 3.1 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(2)	Incorporated herein by reference to Exhibit 3.2 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(3)	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), as amended, initially filed with the Securities and Exchange Commission on December 10, 2010.
(4)	Incorporated herein by reference to Exhibits 10.1 – 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2011.
(5)	Incorporated herein by reference to Exhibits 10.2, 10.4, 10.6, 10.8, 10.10, 10.12, 10.14 and 10.16 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission December 22, 2011.
(6)	Incorporated herein by reference to Exhibit 10.9 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(7)	Incorporated herein by reference to Exhibit 10.4 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(8)	Incorporated herein by reference to Appendix A to the Company’s Proxy Statement (File No. 001-35085), filed with the Securities and Exchange Commission on January 12, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION
Registrant

December 27, 2012	By:	/s/ Richard T. Wheeler, Jr.
Richard T. Wheeler, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

/s/ Richard T. Wheeler, Jr.	Chairman, President, and Chief Executive Officer	December 27, 2012
Richard T. Wheeler, Jr.	(Principle Executive Officer)

/s/ Donald F. Marker	Vice President, Chief Financial Officer and	December 27, 2012
Donald F. Marker	Secretary/Treasurer (Principal Financial and Accounting Officer)

/s/ Hugh T. Harrison II	Director	December 27, 2012
Hugh T. Harrison II

/s/ Warren A. Mackey	Director	December 27, 2012
Warren A. Mackey

/s/ L. Gerald Roach	Director	December 27, 2012
L. Gerald Roach

/s/ Elizabeth W. Robertson	Director	December 27, 2012
Elizabeth W. Robertson

/s/ George L. Scott	Director	December 27, 2012
George L. Scott

/s/ Richard W. Wiltshire, Jr.	Director	December 27, 2012
Richard W. Wiltshire, Jr.

/s/ Percy Wootton	Director	December 27, 2012
Percy Wootton

