Form 10-Q
period 2012-12-31
Franklin Financial Corp
filed 2013-02-08
CIK 1505823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Yes ☐   No ☒

12,864,312 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at February 4, 2013.

Franklin Financial Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)	December 31, 2012	September 30, 2012
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$28,264	$6,784
Interest-bearing deposits in other banks	99,032	98,344
Money market investments	8,674	14,751
Total cash and cash equivalents	135,970	119,879

Securities available for sale	362,996	394,179
Securities held to maturity	19,385	20,372

Loans, net of deferred loan fees	469,349	460,749
Less allowance for loan losses	10,649	10,284
Net loans	458,700	450,465

Loans held for sale	740	1,458
Federal Home Loan Bank stock	10,082	10,082
Office properties and equipment, net	6,993	6,167
Other real estate owned	12,532	16,502
Accrued interest receivable:
Loans	2,110	2,028
Mortgage-backed securities and collateralized mortgage obligations	665	741
Other investment securities	1,390	1,679
Total accrued interest receivable	4,165	4,448

Cash surrender value of bank-owned life insurance	33,335	33,008
Prepaid expenses and other assets	12,885	14,221
Total assets	$1,057,783	$1,070,781

Liabilities and Stockholders’ Equity
Deposits:
Savings deposits	$272,240	$267,464
Time deposits	365,259	372,840
Total deposits	637,499	640,304

Federal Home Loan Bank borrowings	172,522	172,204
Advance payments by borrowers for property taxes and insurance	2,869	2,325
Accrued expenses and other liabilities	5,826	6,481
Total liabilities	818,716	821,314

Commitments and contingencies (see note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value: 75,000,000 shares authorized, 12,931,397 and 13,342,138 shares issued and outstanding, respectively	129	133
Additional paid-in capital	123,599	129,391
Unearned ESOP shares	(10,298)	(10,442)
Unearned equity incentive plan shares	(9,165)	(7,411)
Undistributed stock-based deferral plan shares	(2,646)	(2,533)
Retained earnings	129,218	132,251
Accumulated other comprehensive income	8,230	8,078
Total stockholders’ equity	239,067	249,467
Total liabilities and stockholders’ equity	$1,057,783	$1,070,781

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

Three Months Ended December 31, 2012 and 2011 (Unaudited)

(Dollars in thousands, except per share amounts)	2012	2011
Interest and dividend income:
Interest and fees on loans	$7,248	$7,886
Interest on deposits in other banks	51	23
Interest and dividends on securities:
Taxable	2,631	3,456
Nontaxable	68	72
Total interest and dividend income	9,998	11,437
Interest expense:
Interest on deposits	1,697	2,065
Interest on borrowings	1,946	2,316
Total interest expense	3,643	4,381
Net interest income	6,355	7,056
Provision for loan losses	235	146
Net interest income after provision for loan losses	6,120	6,910
Noninterest income (expense):
Service charges on deposit accounts	12	7
Other service charges and fees	263	506
Gains on sales of loans held for sale	49	78
Gains on sales of securities, net	31	-
Gains on sales of other real estate owned	1,039	198
Impairment of securities, net:
Impairment of securities	(50)	(1,945)
Less: Impairment recognized in other comprehensive income	69	(489)
Net impairment reflected in income	(119)	(1,456)

Increase in cash surrender value of bank-owned life insurance	327	323
Other operating income	187	101
Total noninterest income (expense)	1,789	(243)
Other noninterest expenses:
Personnel expense	2,736	2,028
Occupancy expense	236	212
Equipment expense	227	226
Advertising expense	27	59
Federal deposit insurance premiums	196	207
Other operating expenses	1,171	822
Total other noninterest expenses	4,593	3,554
Income before provision for income taxes	3,316	3,113
Federal and state income tax expense	1,007	1,337
Net income	$2,309	$1,776

Basic net income per common share	$0.19	$0.13

Diluted net income per common share	$0.19	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three Months Ended December 31, 2012 and 2011 (Unaudited)

(Dollars in thousands)	2012		2011
Net income		$2,309		$1,776
Other comprehensive income, net of income tax expense (benefit):
Net unrealized holding gains or losses arising during the period (net of tax 2012: ($355), 2011: ($63))	$61		$1,882
Reclassification adjustment for losses included in net income (net of tax 2012: ($5), 2011: $0)	8		1,360
Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization (net of tax 2012: $50, 2011: ($162))	83		(265)
Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit (net of tax 2012: $0, 2011: $55)	-		90
Other comprehensive income		152		3,067
Total comprehensive income		$2,461		$4,843

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended December 31, 2012 and 2011 (Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Equity Incentive Plan Shares	Undistributed Stock-Based Deferral Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2011	$143	$142,882	$(11,082)	$-	$(2,533)	$125,770	$(5,622)	$249,558
ESOP shares allocated	-	26	212	-	-	-	-	238
Net income	-	-	-	-	-	1,776	-	1,776
Other comprehensive income	-	-	-	-	-	-	3,067	3,067
Balance at December 31, 2011	$143	$142,908	$(10,870)	$-	$(2,533)	$127,546	$(2,555)	$254,639

Balance at September 30, 2012	$133	$129,391	$(10,442)	$(7,411)	$(2,533)	$132,251	$8,078	$249,467
ESOP shares allocated	-	97	144	-	-	-	-	241
Repurchase of common stock	(4)	(6,951)	-	-	-	-	-	(6,955)
Stock-based compensation expense	-	949	-	-	-	-	-	949
Common stock purchased for equity incentive plan	-	-	-	(1,754)	-	-	-	(1,754)
Common stock purchased by stock-based deferral plan	-	113	-	-	(113)	-	-	-
Cash dividend paid ($0.45 per share)	-	-	-	-	-	(5,342)	-	(5,342)
Net income	-	-	-	-	-	2,309	-	2,309
Other comprehensive income	-	-	-	-	-	-	152	152
Balance at December 31, 2012	$129	$123,599	$(10,298)	$(9,165)	$(2,646)	$129,218	$8,230	$239,067

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended December 31, 2012 and 2011 (Unaudited)

	2012	2011
(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$2,309	$1,776
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	225	205
Provision for loan losses	235	146
Gains on sales of securities available for sale, net	(31)	-
Impairment charge on securities	119	1,456
Gains on sales of other real estate owned, net	(1,039)	(198)
Net amortization on securities	681	568
Amortization of deferred amounts related to Federal Home Loan Bank borrowings	318	-
Originations of loans held for sale	(1,383)	(4,338)
Sales and principal payments on loans held for sale	2,101	4,392
ESOP compensation expense	241	238
Stock-based compensation expense	949	-
Changes in assets and liabilities:
Accrued interest receivable	283	280
Cash surrender value of bank-owned life insurance	(327)	(323)
Prepaid expenses and other assets	1,634	1,605
Advance payments by borrowers for property taxes and insurance	544	(337)
Accrued expenses and other liabilities	(706)	163
Net cash and cash equivalents provided by operating activities	6,153	5,633
Cash Flows From Investing Activities
Net redemptions of Federal Home Loan Bank stock	-	377
Proceeds from maturities, calls and paydowns of securities available for sale	39,959	34,439
Proceeds from sales of securities available for sale	92	9,075
Purchases of securities available for sale	(9,970)	(59,420)
Proceeds from maturities and paydowns of securities held to maturity	1,174	1,160
Net (increase) decrease in loans	(9,001)	16,698
Purchases of office properties and equipment	(1,029)	(113)
Proceeds from sales of other real estate owned	5,569	12
Net cash and cash equivalents provided by investing activities	26,794	2,228
Cash Flows From Financing Activities
Net increase in savings deposits	4,776	476
Net decrease in time deposits	(7,581)	(20,803)
Repurchase of common stock	(6,955)	-
Common stock purchased for equity incentive plan	(1,754)	-
Cash dividends paid to common stockholders	(5,342)	-
Net cash and cash equivalents used by financing activities	(16,856)	(20,327)
Net increase (decrease) in cash and cash equivalents	16,091	(12,466)
Cash and cash equivalents at beginning of period	119,879	115,749
Cash and cash equivalents at end of period	$135,970	$103,283

Supplemental disclosures of cash flow information
Cash payments for interest	$3,319	$4,353
Supplemental schedule of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$(281)	$3,323
Transfer of loans to other real estate owned	$664	$-
Sales of other real estate owned financed by the Bank	$133	$286

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies

Organization and Description of Business — Franklin Financial Corporation (“Franklin Financial”), a Virginia corporation, is the holding company for Franklin Federal Savings Bank (“Franklin Federal” or the “Bank”), a federally chartered capital stock savings bank engaged in the business of attracting retail deposits from the general public and originating non-owner-occupied one- to four-family loans as well as multi-family loans, nonresidential real estate loans, construction loans, land and land development loans, and non-mortgage commercial loans. The Bank has three wholly owned subsidiaries, Franklin Service Corporation, which provides trustee services on loans originated by the Bank; Reality Holdings LLC, which, through its subsidiaries, holds and manages foreclosed properties purchased from the Bank; and Franklin Federal Mortgage Holdings LLC, which through a 49% owned joint venture with Towne Bank Mortgage, originates, sells and services mortgage loans, primarily on owner-occupied single-family properties. The interim consolidated financial statements presented in this report include the unaudited financial information of Franklin Financial and subsidiaries on a consolidated basis. The Company (as defined below) operates as one segment.

These interim consolidated financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 (“2012 Form 10-K”).  These interim consolidated financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013 or any other future period. The consolidated balance sheet as of September 30, 2012 was derived from the Company’s audited annual consolidated financial statements in the 2012 Form 10-K.

Principles of Consolidation — The consolidated financial statements include the accounts of Franklin Financial, the Bank, Franklin Service Corporation, Reality Holdings LLC and its subsidiaries, and Franklin Federal Mortgage Holdings LLC and its joint venture (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The accounting and reporting policies of the Company conform to GAAP.

Use of Estimates — Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, the projected benefit obligation for the defined benefit pension plan, the valuation of deferred taxes, the valuation of stock-based compensation, and the analysis of securities for other-than-temporary impairment.

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

Loans are placed on nonaccrual status when they are three monthly payments or more past due unless management believes, based on individual facts, that the delay in payment is temporary and that the borrower will be able to bring past due amounts current and remain current or unless adverse events affecting the borrower indicate that a loan should be placed on nonaccrual status before three monthly payments are past due. All interest accrued but not collected for loans that are placed on non-accrual status is reversed against interest income. Any payments made on these loans while on non-accrual status are accounted for on a cash-basis until the loan qualifies for return to accrual status or is subsequently charged-off. Loans are returned to accrual status when the principal and interest amounts due are brought current and management believes that the borrowers will be able to continue to make required contractual payments.

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

Stock-Based Compensation — The Company has issued restricted stock and stock options under the Franklin Financial Corporation 2012 Equity Incentive Plan to key officers and outside directors. In accordance with the requirements of ASC 718, Compensation – Stock Compensation, the Company uses a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period.

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

Note 2. Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at December 31, 2012 and September 30, 2012 are summarized as follows:

	December 31, 2012
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$11,526	$1,130	$-	$12,656
Agency mortgage-backed securities	86,102	1,073	129	87,046
Agency collateralized mortgage obligations	137,618	1,938	1	139,555
Corporate equity securities	11,926	3,593	42	15,477
Corporate debt securities	100,703	7,704	145	108,262
Total	$347,875	$15,438	$317	$362,996

	September 30, 2012
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$11,938	$1,187	$-	$13,125
Agency mortgage-backed securities	80,508	1,323	51	81,780
Agency collateralized mortgage obligations	164,650	2,161	210	166,601
Corporate equity securities	11,885	2,951	40	14,796
Corporate debt securities	109,796	8,209	128	117,877
Total	$378,777	$15,831	$429	$394,179

	December 31, 2012
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$4,479	$-	$4,479	$202	$-	$4,681
Agency collateralized mortgage obligations	4,652	-	4,652	514	-	5,166
Non-agency collateralized mortgage obligations	10,254	1,120	11,374	817	2,473	9,718
Total	$19,385	$1,120	$20,505	$1,533	$2,473	$19,565

	September 30, 2012
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$4,714	$-	$4,714	$221	$-	$4,935
Agency collateralized mortgage obligations	5,079	-	5,079	567	-	5,646
Non-agency collateralized mortgage obligations	10,579	1,253	11,832	875	2,533	10,174
Total	$20,372	$1,253	$21,625	$1,663	$2,533	$20,755

The amortized cost and estimated fair value of securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale		Held to maturity
	Amortized	Estimated fair	Amortized	Estimated fair
(Dollars in thousands)	cost	value	cost	value
Non-mortgage debt securities:
Due in one year or less	$16,748	$17,015	$-	$-
Due after one year through five years	43,299	45,696	-	-
Due after five years through ten years	24,522	27,811	-	-
Due after ten years	27,660	30,396	-	-
Total non-mortgage debt securities	112,229	120,918	-	-

Mortgage-backed securities	86,102	87,046	4,479	4,681
Collateralized mortgage obligations	137,618	139,555	16,026	14,884
Corporate equity securities	11,926	15,477	-	-
Total securities	$347,875	$362,996	$20,505	$19,565

The following tables present information regarding temporarily impaired securities as of December 31, 2012 and September 30, 2012:

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses
Available for sale:
Agency mortgage-backed securities	$24,683	$128	$2,021	$1	$26,704	$129
Agency collateralized mortgage obligations	1,159	1	-	-	1,159	1
Corporate equity securities	391	37	10	5	401	42
Corporate debt securities	9,319	19	7,873	126	17,192	145
Total available for sale	35,552	185	9,904	132	45,456	317

Held to maturity:
Non-agency collateralized mortgage obligations	228	99	7,201	2,374	7,429	2,473
Total held to maturity	228	99	7,201	2,374	7,429	2,473

Total temporarily impaired securities	$35,780	$284	$17,105	$2,506	$52,885	$2,790

	September 30, 2012
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Available for sale:
Agency mortgage-backed securities	$25,531	$50	$2,435	$1	$27,966	$51
Agency collateralized mortgage obligations	3,380	4	18,043	206	21,423	210
Corporate equity securities	232	35	10	5	242	40
Corporate debt securities	2,984	16	4,888	112	7,872	128
Total available for sale	32,127	105	25,376	324	57,503	429

Held to maturity:
Non-agency collateralized mortgage obligations	258	43	7,953	2,490	8,211	2,533
Total held to maturity	258	43	7,953	2,490	8,211	2,533

Total temporarily impaired securities	$32,385	$148	$33,329	$2,814	$65,714	$2,962

The Company’s securities portfolio consists of investments in various debt and equity securities as permitted by regulations of the Office of the Comptroller of the Currency (“OCC”) and the Board of Governors of the Federal Reserve System (“FRB”), including mortgage-backed securities, collateralized mortgage obligations, state and local government obligations, corporate debt obligations, and common stock of various companies.

During the three months ended December 31, 2012, the Company recognized gross gains on sales of securities available for sale of $31,000 and no losses. During the three months ended December 31, 2011 the Company recognized no gains or losses on sales of securities available for sale.

The Company performs an other-than-temporary impairment analysis of the securities portfolio on a quarterly basis. The determination of whether a security is other-than-temporarily impaired is highly subjective and requires a significant amount of judgment. In evaluating for other-than-temporary impairment, management considers the duration and severity of declines in fair value, the financial condition of the issuers of each security, as well as whether it is more likely than not that the Company will be required to sell these securities prior to recovery, which may be maturity, based on market conditions and cash flow requirements. In performing its analysis for debt securities, the Company’s consideration of the financial condition of the issuer of each security focuses on the issuer’s ability to continue to perform on its debt obligations, including any concerns about the issuer’s ability to continue as a going concern. In performing its analysis for equity securities, the Company’s analysis of the financial condition of the issuer of each security includes the issuer’s economic outlook, distressed capital raises, large write-downs causing dilution of capital, distressed dividend cuts, discontinuation of significant segments, replacement of key executives, and the existence of a pattern of significant operating losses.

The Company recognized total impairment charges in income on debt securities of $119,000 and on debt and equity securities of $1.5 million during the three months ended December 31, 2012 and 2011, respectively.

The table below provides a cumulative rollforward of credit losses recognized in earnings for debt securities for which a portion of OTTI is recognized in AOCI:

(Dollars in thousands)
Balance of credit losses at September 30, 2012	$164
Additions for credit losses on securities not previously recognized	-
Additional credit losses on securities previously recognized as impaired	6
Reductions for increases in expected cash flows	(109)
Balance of credit losses at December 31, 2012	$61

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

Unrealized losses in the remainder of the Company’s portfolio of collateralized mortgage obligations, mortgage-backed securities, securities of states and political subdivisions, and corporate debt securities were related to sixty securities and were caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary; and because management believes that it is not more likely than not that the Company will be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

Unrealized losses in the remainder of the Company’s portfolio of equity securities were related to five securities and were considered temporary. Because management believes that it is not more likely than not that the Company will be required to sell these equity positions for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

The Company pledges certain securities as collateral for its FHLB borrowings. Securities collateralizing FHLB borrowings had a carrying value of $232.4 million at December 31, 2012 compared to $266.0 million at September 30, 2012.

Note 3. Loans

Loans held for investment at December 31, 2012 and September 30, 2012 are summarized as follows:

	December 31,	September 30,
(Dollars in thousands)	2012	2012
Loans
One- to four-family	$102,427	$104,560
Multi-family	87,708	81,503
Nonresidential	212,147	208,225
Construction	23,686	25,489
Land and land development	46,326	43,761
Other	454	498
Total loans	472,748	464,036

Deferred loan fees	3,399	3,287
Loans, net of deferred loan fees	469,349	460,749

Allowance for loan losses	10,649	10,284
Net loans	$458,700	$450,465

The Company pledges certain loans as collateral for its FHLB borrowings. Loans collateralizing FHLB borrowings had a carrying value of $293.3 million at December 31, 2012 compared to $290.7 million at September 30, 2012.

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

General Allowance

To determine the general allowance, the Company segregates loans by portfolio segment as defined by loan type. Loans within each segment are then further segregated by credit rating. The Company determines a base reserve rate for each portfolio segment by calculating the average charge-off rate for each segment over a historical time period determined by management, typically one to three years. The base reserve rate is then adjusted based on qualitative factors that management believes could result in future loan losses differing from historical experience. Such qualitative factors can include delinquency rates, loan-to-value ratios, market interest rate changes, legal and competitive factors, and local economic and real estate conditions. The base reserve rate plus these qualitative adjustments results in a total reserve rate for each portfolio segment. A multiple of the total reserve rate for each segment is then applied to the balance of loans in each segment based on credit rating. Loans rated Excellent have no associated allowance. No loans were rated Excellent at December 31, 2012 or September 30, 2012. Loans rated Good are multiplied by 10% of the total reserve rate, Satisfactory loans are multiplied by 100% of the total reserve rate, and loans rated Watch List, Special Mention, and Substandard are multiplied by 150%, 200%, and 300% of the total reserve rate, respectively. This tiered structure is used by the Company to account for a higher probability of loss for loans with increasingly adverse credit ratings.

Specific Allowance for Impaired Loans

Impaired loans include loans identified as impaired through our credit rating system as well as loans modified in a troubled debt restructuring. Loans are identified as impaired when management believes, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement. Once a loan is identified as impaired, management determines a specific allowance by comparing the outstanding loan balance to net realizable value. The amount of any allowance recognized is the amount by which the loan balance exceeds the net realizable value. If the net realizable value exceeds the loan balance, no allowance is recorded. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Of the $34.4 million of loans classified as impaired at December 31, 2012, $28.9 million were considered “collateral dependent” and evaluated using the fair value of collateral method and $5.5 million were evaluated using discounted estimated cash flows. See note 9 for further discussion of the Company's method for estimating fair value on impaired loans.

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(Dollars in thousands)	One- to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total

Balance, September 30, 2012	$1,404	$1,060	$3,428	$1,014	$3,373	$5	$10,284
Provision	260	211	(65)	(210)	22	17	235
Recoveries	1	-	33	102	8	-	144
Charge-offs	-	-	-	-	-	(14)	(14)
Balance, December 31, 2012	$1,665	$1,271	$3,396	$906	$3,403	$8	$10,649

(Dollars in thousands)	One- to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total

Balance, September 30, 2011	$1,324	$1,357	$3,146	$1,724	$7,064	$9	$14,624
Provision	591	(51)	(570)	(351)	529	(2)	146
Recoveries	1	-	-	2	-	-	3
Charge-offs	(67)	-	-	(9)	(2,948)	-	(3,024)
Balance, December 31, 2011	$1,849	$1,306	$2,576	$1,366	$4,645	$7	$11,749

During the three months ended December 31, 2012, the Company recorded net recoveries of $130,000 compared to net charge-offs of $3.0 million in the three months ended December 31, 2011. The Company recorded a provision for loan losses of $260,000 for its portfolio of one- to four-family loans due to an increase in the base rate due to specific allowances recorded during the current quarter and an increase in nonaccrual loans in this portfolio. The Company also recorded a provision for loan losses of $211,000 for its portfolio of multi-family loans due to increased loan balances in this portfolio as well as the effect of competition from government subsidized programs on our borrowers with lower-income rental properties. These provisions were more than offset by decreases in the allowances for the Company’s nonresidential and construction loan portfolios. These decreases were partially the result of improving credit quality combined with decreased loan balances in the construction loan portfolio.

Details of the allowance for loan losses by portfolio segment and impairment methodology at December 31, 2012 and September 30, 2012 are as follows:

	December 31, 2012
	General Allowance		Specific Allowance					Allowance as
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Total Balance	Total Allowance	Coverage	% of total allowance
One- to four-family	$95,433	$1,000	$6,994	$665	$102,427	$1,665	1.63%	15.6%
Multi-family	75,059	1,271	12,649	-	87,708	1,271	1.45	11.9
Nonresidential	206,664	3,396	5,483	-	212,147	3,396	1.60	31.9
Construction	23,564	883	122	23	23,686	906	3.83	8.5
Land and land development	37,189	3,395	9,137	8	46,326	3,403	7.35	32.0
Other	454	8	-	-	454	8	1.75	0.1
Total allowance	$438,363	$9,953	$34,385	$696	$472,748	$10,649	2.25	100.0%

	September 30, 2012
	General Allowance		Specific Allowance					Allowance as
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Total Balance	Total Allowance	Coverage	% of total allowance
One- to four-family	$99,420	$946	$5,140	$458	$104,560	$1,404	1.34%	13.7%
Multi-family	68,839	1,060	12,664	-	81,503	1,060	1.30	10.3
Nonresidential	202,734	3,428	5,491	-	208,225	3,428	1.65	33.3
Construction	25,445	1,014	44	-	25,489	1,014	3.98	9.9
Land and land development	34,644	3,373	9,117	-	43,761	3,373	7.71	32.8
Other	498	5	-	-	498	5	1.00	-
Total allowance	$431,580	$9,826	$32,456	$458	$464,036	$10,284	2.22	100.0%

Details regarding classified loans and impaired loans at December 31, 2012 and September 30, 2012 are as follows:

	December 31,	September 30,
(Dollars in thousands)	2012	2012
Special mention
One- to four-family	$7,697	$2,880
Nonresidential	3,666	3,114
Construction	1,031	664
Land and land development	10,836	10,925
Total special mention loans	23,230	17,583

Substandard
One- to four-family	1,636	2,631
Nonresidential	2,048	2,053
Construction	540	743
Land and land development	3,822	4,653
Total substandard loans	8,046	10,080

Impaired
One- to four-family	6,994	5,140
Multi-family	12,649	12,664
Nonresidential	5,483	5,491
Construction	122	44
Land and land development	9,137	9,117
Total impaired loans	34,385	32,456

Total rated loans	$65,661	$60,119

The increase in special mention loans at December 31, 2012 compared to September 30, 2012 was primarily the result of the classification of one loan on multiple one- to four-family properties with a balance of $4.9 million as special mention at December 31, 2012. The increase in impaired loans and decrease in substandard loans are due to the reclassification of certain loans classified as substandard at September 30, 2012 to impaired.

Included in impaired loans are troubled debt restructurings of $6.5 million at both December 31, 2012 and September 30, 2012 that had related allowance balances of $92,000 and $93,000, respectively. Troubled debt restructurings that were performing in accordance with modified terms were $5.5 million at both December 31, 2012 and September 30, 2012.

Troubled Debt Restructurings

During the three months ended December 31, 2012, the Company had no loans modified in troubled debt restructurings. The Company did not identify any restructured loans that went into default during the three months ended December 31, 2012 that had been restructured during the previous twelve months. Interest recognized on a cash basis on nonaccrual restructured loans was not material for the three months ended December 31, 2012.

During the three months ended December 31, 2011, the Company modified one construction loan with a balance of $44,000 in a troubled debt restructuring as well as further modifying a nonresidential loan with a balance of $5.5 million that was previously recognized as a troubled debt restructuring. The restructuring of the construction loan involved the reduction in the loan’s interest rate floor and monthly principal payment requirement to accommodate cash flow difficulties being experienced by the borrower. A discounted cash flows analysis for this loan determined that no specific allowance was necessary. This loan remained on accrual status as the borrower was current at December 31, 2011. The nonresidential loan modification consisted of further principal payment reductions and an extension of the loan’s call date. This loan was returned to accrual status at December 31, 2011 as it had remained current on restructured payment requirements for over six months, and the Company believes that the borrower has the intent and ability to keep the loan current. Interest recognized on a cash basis on restructured loans was not material for the three months ended December 31, 2011.

Loans and the related allowance for loan losses summarized by loan type and credit rating at December 31, 2012 are as follows:

(Dollars in thousands)	Total	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
Loans
One- to four-family(1)	$102,427	$251	$25,188	$-	$6,813	$394	$6,994	$62,787
Multi-family	87,708	24,565	47,667	-	-	-	12,649	2,827
Nonresidential	212,147	90,067	102,144	3,020	3,666	2,048	5,483	5,719
Construction	23,686	-	15,788	-	1,031	540	122	6,205
Land and land development	46,326	-	15,395	786	10,836	3,822	9,137	6,350
Other	454	-	-	-	-	-	-	454
Total loans	$472,748	$114,883	$206,182	$3,806	$22,346	$6,804	$34,385	$84,342

(Dollars in thousands)	Total	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
Allowance for loan losses
One- to four-family(1)	$1,665	$-	$373	$-	$202	$17	$665	$408
Multi-family	1,271	59	1,144	-	-	-	-	68
Nonresidential	3,396	226	2,574	114	185	155	-	142
Construction	906	-	542	-	71	56	23	214
Land and land development	3,403	-	908	71	1,343	690	8	383
Other	8	-	-	-	-	-	-	8
Total allowance for loans losses	$10,649	$285	$5,541	$185	$1,801	$918	$696	$1,223

(1)	Owner-occupied one- to four-family loans are considered “Not Rated” in the calculation of the allowance for loan losses.

Details regarding the delinquency status of the Company’s loan portfolio at December 31, 2012 and September 30, 2012 are as follows:

	December 31, 2012
(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One- to four-family	$102,427	$91,944	$3,110	$-	$549	$985	$-	$5,839
Multi-family	87,708	81,633	-	-	-	-	-	6,075
Nonresidential	212,147	212,147	-	-	-	-	-	-
Construction	23,686	23,607	-	-	-	-	-	79
Land and land development	46,326	37,189	-	-	-	-	-	9,137
Other	454	454	-	-	-	-	-	-
Total	$472,748	$446,974	$3,110	$-	$549	$985	$-	$21,130

	September 30, 2012
(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One- to four-family	$104,560	$96,103	$2,092	$215	$322	$50	$113	$5,665
Multi-family	81,503	75,428	-	-	-	-	-	6,075
Nonresidential	208,225	207,758	467	-	-	-	-	-
Construction	25,489	25,311	-	-	-	-	-	178
Land and land development	43,761	30,583	4,041	-	-	-	-	9,137
Other	498	498	-	-	-	-	-	-
Total	$464,036	$435,681	$6,600	$215	$322	$50	$113	$21,055

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31, 2012		September 30, 2012
(Dollars in thousands)	Amount	Allowance	Amount	Allowance
Impaired loans with a specific allowance
One- to four-family	$6,994	$665	$5,140	$458
Construction	79	23	-	-
Land and land development	20	8	-	-
Total impaired loans with a specific allowance	$7,093	$696	$5,140	$458

Impaired loans for which no specific allowance is necessary
Multi-family	$12,649	$-	$12,664	$-
Nonresidential	5,483	-	5,491	-
Construction	43	-	44	-
Land and land development	9,117	-	9,117	-
Total impaired loans for which no specific allowance is necessary	$27,292	$-	$27,316	$-

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Weighted Average Balance	Interest Income Recognized	Weighted Average Balance	Interest Income Recognized
Impaired loans
One- to four-family	$5,159	$22	$5,021	$43
Multi-family	12,657	108	12,746	203
Nonresidential	5,486	89	9,846	141
Construction	44	1	90	1
Land and land development	9,117	-	25,807	232
Total impaired loans	$32,463	$220	$53,510	$620

(Dollars in thousands)	December 31, 2012	September 30, 2012
Nonaccrual loans
One- to four-family	$10,031	$9,884
Multi-family	12,649	12,664
Construction	79	178
Land and land development	9,180	9,841
Total non-accrual loans	$31,939	$32,567

Interest recognized on a cash basis on all nonaccrual loans was $192,000 and $339,000 for the three months ended December 31, 2012 and 2011, respectively. There were no loans past due ninety days or more and accruing at December 31, 2012 or September 30, 2012.

Note 5. Other Real Estate Owned

Other real estate owned at December 31, 2012 and September 30, 2012 is summarized as follows:

	December 31,	September 30,
(Dollars in thousands)	2012	2012
Other real estate owned
Other real estate held for sale	$4,459	$7,223
Other real estate held for development and sale	8,073	9,279
Total other real estate owned	$12,532	$16,502

During the three months ended December 31, 2012, the Company sold other real estate owned totaling $4.6 million. The Company recognized net gains on sales of other real estate owned of $1.0 million for the three months ended December 31, 2012 compared with net gains of $198,000 for the three months ended December 31, 2011. There were no deferred gains included in gains on sale of other real estate owned for the three months ended December 31, 2012. At December 31, 2012, the Company had deferred gains on sales of other real estate owned of $302,000 compared to $251,000 at September 30, 2012. No impairment charges on other real estate owned were recognized for the three months ended December 31, 2012 and 2011.

Note 6. Earnings per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.

	Three months ended December 31,
(Amounts in thousands, except per share data)	2012	2011
Numerator:
Net income available to common stockholders	$2,309	$1,776
Denominator:
Weighted-average common shares outstanding	12,099	13,205
Effect of dilutive securities	125	-
Weighted-average common shares outstanding - assuming dilution	12,224	13,205
Earnings per common share - basic	$0.19	$0.13
Earnings per common share - diluted	$0.19	$0.13

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

The Pension Plan assets are held in a trust fund by the plan trustee. The trust agreement under which assets of the Pension Plan are held is a part of the Virginia Bankers Association Master Defined Benefit Pension Plan (the “Plan”). The Plan’s administrative trustee is appointed by the board of directors of the Virginia Bankers Association Benefits Corporation. At December 31, 2012, Reliance Trust Company was investment manager for the Plan. Contributions are made to the Pension Plan, at management’s discretion, subject to meeting minimum funding requirements, up to the maximum amount allowed under the Employee Retirement Income Security Act of 1974 (ERISA), based upon the actuarially determined amount necessary for meeting plan obligations. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned by employees in the future.

The Company uses a September 30 measurement date for the Pension Plan.

Components of net periodic benefit cost for the three months ended December 31, 2012 and 2011 are as follows:

	Three months ended December 31,
(Dollars in thousands)	2012	2011
Service cost	$105	$150
Interest cost	154	166
Expected return on plan assets	(237)	(203)
Recognized net actuarial loss	30	58
Net periodic benefit cost	$52	$171

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

Shares of common stock issued under the 2012 Equity Incentive Plan may be authorized unissued shares or, in the case of restricted stock awards, may be shares repurchased on the open market. As of December 31, 2012, the Company, through an independent trustee, had repurchased all 572,114 shares on the open market for $9.2 million, or an average cost of $16.02 per share.

Share-based compensation related to stock options and restricted stock recognized for the three months ended December 31, 2012 was $949,000 and the related income tax benefit was $361,000.

The table below presents stock option activity for the three months ended December 31, 2012:

(Dollars in thousands, except per share amounts)	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at September 30, 2012	1,115,000	$13.42	9.50	$4,059
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at December 31, 2012	1,115,000	$13.42	9.25	$3,523

At December 31, 2012, the Company had $3.3 million of unrecognized compensation expense related to 1,030,603 stock options expected to vest. The period over which compensation cost related to non-vested awards is expected to be recognized was 4.25 years at December 31, 2012. No shares were vested as of December 31, 2012. The table below presents information about stock options expected to vest over the five-year vesting period at December 31, 2012:

(Dollars in thousands, except per share amounts)
Options expected to vest at period end	1,030,603
Weighted-average exercise price	$13.42
Remaining contractual life (years)	9.25
Aggregate intrinsic value	$3,257

The table below presents restricted stock award activity for the three months ended December 31, 2012:

	Restricted stock awards	Weighted- average grant date fair value
Non-vested at September 30, 2012	449,500	$13.42
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at December 31, 2012	449,500	$13.42

At December 31, 2012, unrecognized compensation expense adjusted for expected forfeitures was $3.6 million related to 415,401 shares of restricted stock expected to vest over the five-year vesting period. The weighted-average period over which compensation cost related to non-vested awards is expected to be recognized was 4.25 years at December 31, 2012.

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock options and restricted stock issued and outstanding as of December 31, 2012 that will be recognized in future periods is as follows:

(Dollars in thousands)	Stock Options	Restricted Stock	Total
For the remaining nine months of fiscal 2013	$580	$1,350	$1,930
For the year ending September 30, 2014	775	1,130	1,905
For the year ending September 30, 2015	775	658	1,433
For the year ending September 30, 2016	775	339	1,114
For the year ending September 30, 2017	380	102	482
Total	$3,285	$3,579	$6,864

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

Compensation expense related to the ESOP for the three months ended December 31, 2012 was $241,000 compared to $238,000 for the three months ended December 31, 2011. The fair value of unearned ESOP shares, using the closing quoted market price per share of the Company’s stock, was $17.1 million at December 31, 2012. A summary of ESOP share allocation for the three months ended December 31, 2012 is as follows:

Shares allocated at September 30, 2012	100,041
Shares allocated during the period	14,381
Shares distributed during the period	-
Allocated shares held by the ESOP trust at December 31, 2012	114,422
Unearned shares at December 31, 2012	1,029,805
Total ESOP shares	1,144,227

Stock-Based Deferral Plan

In connection with the Company’s stock conversion completed in April 2011, the Company adopted a stock-based deferral plan whereby certain officers and directors could use funds from previously existing nonqualified deferred compensation plans to invest in stock of the Company. The Company established a trust to hold shares purchased through the stock-based deferral plan. The trust qualifies as a rabbi trust that will be settled upon the retirement of participating officers and directors through the distribution of shares held by the trust. As a result, shares held by the trust are accounted for in a manner similar to treasury stock, and the deferred compensation balance is recorded as a component of additional paid-in capital on the Company’s consolidated balance sheet in accordance with GAAP.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since some commitments may expire without being funded, the commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $104.0 million and $104.9 million at December 31, 2012 and September 30, 2012, respectively.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk and recourse provisions involved in issuing letters of credit are essentially the same as those involved in extending loans to customers, and the estimated fair value of these letters of credit, which is included in accrued expenses and other liabilities, was not material at December 31, 2012 and September 30, 2012, respectively. The amount of standby letters of credit was $1.1 million and $799,000 at December 31, 2012 and September 30, 2012, respectively. The Company believes that the likelihood of having to perform on standby letters of credit is remote based on the financial condition of the guarantors and the Company’s historical experience.

At December 31, 2012, the Company had rate lock commitments to originate mortgage loans amounting to $1.1 million and mortgage loans held for sale of $740,000 compared to $691,000 and $1.5 million, respectively, at September 30, 2012. At December 31, 2012, the Company had corresponding commitments outstanding of $1.8 million to sell loans on a best-efforts basis compared to $2.1 million at September 30, 2012. These commitments to sell loans are designed to eliminate the Company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale. These amounts will decline during fiscal 2013 as this business is moved to the Company’s joint venture with Towne Bank.

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

Securities held to maturity: Securities held-to-maturity are recorded at fair value on a non-recurring basis. A held-to-maturity security’s amortized cost is adjusted only in the event that a decline in fair value is deemed to be other-than-temporary. At December 31, 2012, certain held-to-maturity securities were deemed to be other-than-temporarily impaired. These securities are classified as Level 3 securities and were written down to fair value at the balance sheet date determined by discounting estimated future cash flows. Management believes that classification and valuation of these securities, consisting of private-label asset-backed securities, as Level 3 assets was necessary as the market for such securities severely contracted beginning in 2008 and became and has remained inactive since that time. While the market for highly-rated private-label securities with low delinquency levels and high subordination saw significant price improvement beginning in the second half of fiscal 2010, the market for securities similar to those recognized as other-than-temporarily impaired, which had low ratings, high delinquency levels, and low subordination levels, remained inactive. As a result, management does not believe that quoted prices on similar assets were representative of fair value as there were few transactions, and transactions were often executed at distressed prices. Management estimates and discounts future cash flows based on a combination of observable and unobservable inputs, including a security’s subordination percentage, projected delinquency rates, and estimated loss severity given default. These estimates are discounted using observable current market rates for securities with similar credit quality.

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

Assets measured at fair value on a recurring basis as of December 31, 2012 are summarized below:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
States and political subdivisions	$12,656	$-	$11,160	$1,496
Agency mortgage-backed securities	87,046	-	87,046	-
Agency collateralized mortgage obligations	139,555	-	139,555	-
Corporate equity securities	15,477	15,477	-	-
Corporate debt securities	108,262	-	103,943	4,319
Total assets at fair value	$362,996	$15,477	$341,704	$5,815

A rollforward of securities classified as Level 3 measured at fair value on a recurring basis from the prior year end is as follows (dollars in thousands):

Balance of Level 3 assets measured on a recurring basis at September 30, 2012	$6,433
Principal payments in period	(50)
Accretion (amortization) of premiums or discounts	(7)
Other-than-temporary impairment charges included in noninterest income	(44)
Net change in unrealized gains or losses included in accumulated other comprehensive income	(517)
Balance of Level 3 assets measured on a recurring basis at December 31, 2012	$5,815

Level 3 securities measured at fair value on a recurring basis at December 31, 2012 consist of one municipal bond and one corporate debt security for which the Company was not able to obtain dealer quotes due to lack of trading activity. These two securities are measured at fair value based on a combination of the observable market prices of similar securities based on their trading activity and broker quotes. Price estimates are then adjusted for liquidity discounts necessary to account for the lack of trading activity for each security. Changes in the liquidity discount applied could result in significantly higher or lower fair value measurements. During the three months ended December 31, 2012, the Company recognized an other-than-temporary impairment charge on the municipal bond of $44,000, which is included in noninterest income (expense) in the income statement.

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

Assets measured at fair value on a non-recurring basis as of December 31, 2012 are included in the table below:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Non-agency collateralized mortgage obligations	$39	$-	$-	$39
Impaired loans
One- to four-family	1,647	-	-	1,647
Construction	56	-	-	56
Land and land development	12	-	-	12
Other real estate owned	4	-	-	4
Total assets at fair value	$1,758	$-	$-	$1,758

In estimating the fair value of non-agency collateralized mortgage obligations (“CMOs”), the Company performs a discounted cash flow analysis that uses certain unobservable inputs, including delinquency and loss severity rates for the collateral underlying each security, cash flow estimates obtained from a third-party service, and the discount rate applied. Since there is no readily-available discount rate for each individual security, the Company begins with the rate of a seven-year corporate bond (which management believes mirrors the expected remaining life of these securities) with a credit rating of B as of the balance sheet date. The Company applies this rate as the discount rate on non-agency CMOs rated as “investment grade” by the major rating agencies and applies multiples of this rate to non-agency CMO’s of lower credit quality. For securities rated one level below investment grade, the Company applies this rate times a factor of two; for securities rated two levels below investment grade, the Company applies this rates times a factor of three; and for securities rate three or more levels below investment grade, the Company applies this rate times a factor of four. The following table provides information about unobservable inputs used in the valuation of non-agency CMOs at December 31, 2012:

	Range	Weighted Average
Delinquency rate	0.00% - 79.42%	16.09%
Loss severity	0.52% - 127.70%	46.71%
Discount rate	5.23% - 21.33%	17.18%

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

The estimated fair values of the Company’s financial instruments, as well as their classifications in the fair value hierarchy, at December 31, 2012 and September 30, 2012 are as follows:

	December 31, 2012
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$135,970	$135,970	$135,970	$135,970	$-	$-	$-	$-
Securities available for sale	362,996	362,996	15,477	15,477	341,704	341,704	5,815	5,815
Securities held to maturity	19,385	19,565	-	-	9,131	9,847	10,254	9,718
Net loans	458,700	476,642	-	-	-	-	458,700	476,642
Loans held for sale	740	740	-	-	740	740	-	-
FHLB stock	10,082	10,082	10,082	10,082	-	-	-	-
Accrued interest receivable	4,165	4,165	4,165	4,165	-	-	-	-

Financial liabilities:
Deposits	637,499	644,250	-	-	637,499	644,250	-	-
FHLB borrowings	172,522	211,269	-	-	172,522	211,269	-	-
Accrued interest payable	908	908	908	908	-	-	-	-
Advance payments by borrowers for taxes and insurance	2,869	2,869	2,869	2,869	-	-	-	-

Off-balance-sheet financial instruments:
Commitments to extend credit	104,032	-	-	-	-	-	104,032	-
Standby letters of credit	1,091	17	-	-	-	-	1,091	17

	September 30, 2012
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$119,879	$119,879	$119,879	$119,879	$-	$-	$-	$-
Securities available for sale	394,179	394,179	14,796	14,796	372,950	372,950	6,433	6,433
Securities held to maturity	20,372	20,755	-	-	9,793	10,581	10,579	10,174
Net loans	450,465	469,359	-	-	-	-	450,465	469,359
Loans held for sale	1,458	1,458	-	-	1,458	1,458	-	-
FHLB stock	10,082	10,082	10,082	10,082	-	-	-	-
Accrued interest receivable	4,448	4,448	4,448	4,448	-	-	-	-

Financial liabilities:
Deposits	640,304	647,640	-	-	640,304	647,640	-	-
FHLB borrowings	172,204	213,040	-	-	172,204	213,040	-	-
Accrued interest payable	912	912	912	912	-	-	-	-
Advance payments by borrowers for taxes and insurance
	2,325	2,325	2,325	2,325	-	-	-	-
Off-balance-sheet financial instruments:
Commitments to extend credit	104,926	-	-	-	-	-	104,926	-
Standby letters of credit	799	18	-	-	-	-	799	18

Note 10. Stock Repurchase Program

On September 12, 2012, the board of directors approved a second stock repurchase program whereby the Company was authorized to repurchase up to 5%, or 679,385 shares, of its outstanding common stock upon completion of the initial share repurchase program. During the three months ended December 31, 2012, the Company repurchased 410,741 shares of its outstanding common stock under this second program for $7.0 million, or an average price of $16.93 per share, leaving 23,085 shares remaining to be purchased at December 31, 2012. These shares were purchased during the first four days of January 2013.

On November 15, 2012, the board of directors approved a third stock repurchase program whereby the Company was authorized to repurchase up to 645,415 shares, or approximately 5% of its common stock that was outstanding upon completion of the second stock repurchase program. The new repurchases commenced on January 7, 2013. Repurchases will be made, from time to time, in the open market or through privately negotiated transactions, as and when deemed appropriate by management and under any plan that may be deployed in accordance with SEC Rule 10b5-1.

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

Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 under Item 1A titled “Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, we assume no obligation and disclaim any obligation to update any forward-looking statements.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged or credited to income. Determining the amount of the allowance for loan losses involves a high degree of judgment. Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, our regulator, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 4 of the notes to the unaudited consolidated financial statements.

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

Valuation of Stock-Based Compensation. The Company accounts for its stock options and restricted stock in accordance with ASC Topic 718, Compensation – Stock Compensation. ASC Topic 718 requires companies to expense the fair value of stock-based compensation. Management uses the Black-Scholes option valuation model and the Monte Carlo model to estimate the fair value of stock options and restricted stock, respectively. These models require the input of highly subjective assumptions, including expected stock price volatility, option life and ability to achieve performance and market conditions stipulated for restricted stock awards. These subjective input assumptions materially affect the fair value estimate.

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

Comparison of Financial Condition at December 31, 2012 and September 30, 2012

Assets. Total assets at December 31, 2012 were $1,057.8 million, a decrease of $13.0 million, or 1.2%, from total assets of $1,070.8 million at September 30, 2012.

Cash and cash equivalents increased $16.1 million to $136.0 million at December 31, 2012 compared to $119.9 million at September 30, 2012, an increase of 13.4%. The increase in cash and cash equivalents from September 30, 2012 to December 31, 2012 was primarily due to net income as well as decreases in securities and other real estate owned, partially offset by an increase in loans as well as cash used to repurchase stock under our stock repurchase programs and a special cash dividend paid during the three months ended December 31, 2012. Securities decreased $32.2 million, or 7.8%, to $382.4 million at December 31, 2012 compared to $414.6 million at September 30, 2012. The decrease in securities included $32.1 million of normal principal payments on securities and $9.0 million of maturities and calls on corporate debt securities, partially offset by the purchase of $9.8 million of agency CMOs and MBSs.

Total loans, excluding loans held for sale, increased $8.7 million, or 1.9%, to $472.7 million at December 31, 2012 compared to $464.0 million at September 30, 2012. Multi-family loans increased $6.2 million, nonresidential loans increased $3.9 million and land and land development loans increased $2.6 million. These increases were partially offset by declines in one- to four-family loans of $2.1 million and construction loans of $1.8 million.

Liabilities. Total liabilities at December 31, 2012 were $818.7 million compared to $821.3 million at September 30, 2012, a decrease of $2.6 million, or 0.3%, primarily as a result of a $7.6 million decrease in certificates of deposit, partially offset by a $4.8 million increase in money market checking and money market savings accounts. Changes in other liability categories were not significant.

Stockholders’ equity. Stockholders’ equity was $239.1 million at December 31, 2012, a decrease of $10.4 million, or 4.2%, from September 30, 2012. The decrease was the result of the repurchase of $7.0 million of common stock as part of the Company’s stock repurchase programs, the purchase of $1.8 million of common stock for the 2012 Equity Incentive Plan and the payment of a $5.3 million special cash dividend, partially offset by net income of $2.3 million, stock-based compensation expense of $949,000, the allocation of $241,000 of ESOP shares, and other comprehensive income of $152,000.

Comparison of Operating Results for the Three Months Ended December 31, 2012 and December 31, 2011

General. We had net income of $2.3 million, or $0.19 per share, for the three months ended December 31, 2012 compared to net income of $1.8 million, or $0.13 per share, for the three months ended December 31, 2011, an improvement of $533,000, or 30.1%. The increase was the net result of a $1.3 million decrease in other-than-temporary impairment charges on securities included in income, an $841,000 increase in gains on sales of other real estate owned, and a $330,000 decrease in income tax expense, partially offset by a $1.0 million increase in other noninterest expenses, a $701,000 decrease in net interest income, and a $243,000 decrease in other service charges and fees.

Net Interest Income. Net interest income decreased $701,000, or 9.9%, to $6.4 million in the three months ended December 31, 2012 from $7.1 million in the three months ended December 31, 2011. The decrease in net interest income was the result of a lower interest rate environment, which particularly impacted the yield on our investment portfolio, and a $53.6 million decline in the average balances of interest-earning assets from the quarter ended December 31, 2011 to the quarter ended December 31, 2012.

Total interest and dividend income decreased $1.4 million, or 12.6%, to $10.0 million for the three months ended December 31, 2012 from $11.4 million for the three months ended December 31, 2011. Interest income on loans decreased $638,000 primarily due to a decrease of $25.3 million in the average balance of loans as well as a 21 basis point decline in yield. As noted above, the decline in yield was the result of a lower interest rate environment as well as increased competition for quality loans. The average balance of one- to four-family loans decreased $8.8 million and the yield declined 50 basis points. The average balance of land and land development loans decreased $22.6 million and the yield increased 27 basis points. The average balance of construction loans decreased $16.0 million and the yield increased 1 basis point. These decreases in average balances were partially offset by a $15.0 million increase in the average balance of nonresidential loans and a $7.2 million increase in the average balance of multi-family loans. Their yields declined 32 basis points and 59 basis points, respectively.

Interest and dividend income on investment securities (excluding FHLB stock) decreased $867,000, or 24.7%, due to a $46.8 million decrease in the average balance of investment securities for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 as well as a 50 basis point decline in yield. The average balance of CMOs decreased $88.8 million and the yield decreased 65 basis points due to substantial prepayments of higher yielding CMOs, resulting in a decrease in interest income of $736,000. The average balance of corporate debt securities decreased $4.5 million and the yield declined 72 basis points, resulting in a decrease in interest income of $263,000. These decreases were partially offset by an increase in interest income on MBSs of $191,000 from the three months ended December 31, 2011 to the three months ended December 31, 2012 due to a $62.8 million increase in the average balance that was partially offset by a 128 basis point decline in yield. The Company has significantly increased its investment in short-term MBSs to meet regulatory qualified thrift lender requirements and to better position the Company for rising interest rates.

Total interest expense decreased $738,000, or 16.9%, to $3.6 million for the three months ended December 31, 2012 from $4.4 million for the three months ended December 31, 2011. The decline was the result of a $368,000 decrease in deposit costs and a $370,000 decrease in FHLB borrowings costs for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The average balance of interest-bearing deposits decreased $5.2 million due to a decrease in average certificates of deposit of $11.4 million, partially offset by a $6.2 million increase in money market savings and money market checking accounts. The Company has not been aggressive in deposit pricing since its mutual to stock conversion because of the large amount of cash raised in the conversion. The average interest rate paid on deposits decreased 22 basis points as a result of the lower interest rate environment for deposits in the three months ended December 31, 2012 compared to the comparable period in the prior year. The average balance of Federal Home Loan Bank borrowings decreased $17.7 million and the average interest rate paid declined 36 basis points due to debt modifications made during the third quarter of fiscal 2012.

Provision for Loan Losses. The provision for loan losses increased $89,000 to $235,000 for the three months ended December 31, 2012 compared to $146,000 for the three months ended December 31, 2011. The increase in the provision is primarily due to an increase in loans from September 30, 2012 to December 30, 2012. Net loan recoveries were $130,000 for the three months ended December 31, 2012 compared to net charge-offs of $3.0 million for the three months ended December 31, 2011. The overall allowance rate increased three basis points at December 31, 2012 to 2.25% of total loans from 2.22% of total loans at September 30, 2012. See note 4 of the notes to the unaudited consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

Noninterest Income (Expense)

The following table presents the components of noninterest income (expense) and the percentage increase (decrease) from the comparable prior year quarter:

	Three Months Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2012	2011	%
Service charges on deposit accounts	$12	$7	70.2%
Other service charges and fees	263	506	(48.1)
Gains on sales of loans held for sale	49	78	(37.7)
Gains on sales of securities, net	31	-	NM
Gains on sales of other real estate owned	1,039	198	424.7

Impairment of securities	(50)	(1,945)	(97.5)
Impairment recognized in OCI	69	(489)	NM
Net impairment reflected in earnings	(119)	(1,456)	(91.8)

Increase in cash surrender value of bank-owned life insurance	327	323	1.3
Other operating income	187	101	85.6
Total noninterest income (expense)	$1,789	$(243)	NM

Gains, Losses, and Impairment Charges on Securities. Other-than-temporary-impairment charges on securities reflected in earnings decreased $1.3 million to $119,000 for the three months ended December 31, 2012 compared to $1.5 million for the three months ended December 31, 2011. Impairment charges reflected in earnings related entirely to debt securities for the three months ended December 31, 2012 compared to $96,000 on debt securities and $1.4 million on equity securities in the three months ended December 31, 2011. Impairment charges for the three months ended December 31, 2012 related to the Company’s investment in an auction-rate municipal bond backed by student loans that experienced deteriorating collateral quality as well as our portfolio of non-agency CMOs. Sales of securities resulted in gains of $31,000 for the three months ended December 31, 2012 compared to no gains or losses for the three months ended December 31, 2011.

Noninterest Income, Excluding Gains, Losses, and Impairment Charges on Securities. Total other noninterest income excluding gains, losses, and impairment charges on securities increased $664,000, or 54.8%, for the three months ended December 31, 2012 compared to the three months ended December 31, 2011, primarily as a result of net gains on sales of other real estate owned of $1.0 million in the three months ended December 31, 2012 compared to $198,000 in the three months ended December 31, 2011, an increase of $841,000. This increase was partially offset by a $243,000 decrease in other service charges and fees due to fees received on the prepayment of several large loans in the prior year.

Other Noninterest Expenses.

The following table presents the components of other noninterest expenses and the percentage increase (decrease) from the comparable prior year quarter:

	Three Months Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2012	2011	%
Personnel expense	$2,736	$2,028	34.9%
Occupancy expense	236	212	11.1
Equipment expense	227	226	0.4
Advertising expense	27	59	(54.4)
Federal deposit insurance premiums	196	207	(5.4)
Other operating expenses	1,171	822	42.6
Total other noninterest expenses	$4,593	$3,554	29.2

Total noninterest expenses increased $1.0 million, or 29.2%, to $4.6 million for the three months ended December 31, 2012 compared to $3.6 million for the three months ended December 31, 2011. The increase in noninterest expenses was due primarily to a $708,000 increase in personnel expense and a $349,000 increase in other operating expenses primarily due to increased stock compensation expense related to the stock options and restricted stock granted under the Company’s 2012 Equity Incentive Plan. The increase in other operating expenses was also due to increased technology costs as we prepare for the introduction of additional checking products in fiscal 2013.

Income Tax Expense. Income tax expense was $1.0 million for the three months ended December 31, 2012 compared to $1.3 million for the three months ended December 31, 2011. The effective income tax rate for the three months ended December 31, 2012 was 30.4% compared to an effective income tax rate of 42.9% for the three months ended December 31, 2011. The decrease in the effective tax rate was due to the $1.4 million impairment losses on equity securities for the three months ended December 31, 2011 compared to no losses for the three months ended December 31, 2012. Losses on equity securities are capital losses and can only be used for tax purposes to offset capital gains. Because the Company is in a capital loss carryforward position and unable to use capital losses, no related tax benefit was allowed for the three months ended December 31, 2011.

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

	For the Three Months Ended December 31,
	2012			2011
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One- to four-family	$103,080	$1,687	6.49%	$111,862	$1,966	6.99%
Multi-family	85,125	1,300	6.06	77,879	1,301	6.65
Nonresidential	204,468	3,379	6.56	189,459	3,277	6.88
Construction	23,591	376	6.32	39,622	627	6.31
Land and land development	44,134	496	4.46	66,697	702	4.19
Other	477	10	8.32	625	13	8.27
Total loans	460,875	7,248	6.24	486,144	7,886	6.45
Securities:
Collateralized mortgage obligations	172,475	615	1.41	261,245	1,351	2.06
Mortgage-backed securities	92,414	421	1.81	29,614	230	3.09
States and political subdivisions	12,997	170	5.19	16,867	191	4.50
U. S. government agencies	-	-	-	4,127	14	1.35
Corporate equity securities	14,891	84	2.24	23,206	108	1.85
Corporate debt securities	112,940	1,348	4.74	117,482	1,611	5.46
Total securities	405,717	2,638	2.58	452,541	3,505	3.08
Investment in FHLB stock	10,082	61	2.44	10,846	23	0.84
Other interest-earning assets	101,852	51	0.19	82,553	23	0.11
Total interest-earning assets	978,526	9,998	4.05	1,032,084	11,437	4.41
Allowance for loan losses	(10,585)			(15,016)
Noninterest-earning assets	98,384			79,112
Total assets	$1,066,325			$1,096,180
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Money market savings	$225,153	241	0.42	$221,919	256	0.46
Money market checking	45,965	50	0.43	43,027	51	0.47
Certificates of deposit	365,870	1,406	1.52	377,283	1,758	1.85
Total deposits	636,988	1,697	1.06	642,229	2,065	1.28
FHLB borrowings	172,313	1,946	4.48	190,000	2,316	4.84
Total interest-bearing liabilities	809,301	3,643	1.79	832,229	4,381	2.09
Noninterest bearing liabilities	10,161			10,712
Total liabilities	819,462			842,941
Stockholders’ equity	246,863			253,239
Total liabilities and stockholders’ equity	$1,066,325			$1,096,180
Net interest income		$6,355			$7,056
Interest rate spread(1)			2.26%			2.32%
Net interest margin(2)			2.58%			2.72%
Average interest-earning assets to average interest-bearing liabilities			121%			124%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income:
Loans	$(392)	$(246)	$(638)
Securities	(337)	(530)	(867)
Investment in FHLB stock	(11)	49	38
Other interest earning assets	8	20	28
Total	(732)	(707)	(1,439)
Interest expense:
Deposits:
Money market savings	24	(39)	(15)
Money market checking	15	(16)	(1)
Certificates of deposit	(51)	(301)	(352)
FHLB borrowings	(203)	(167)	(370)
Total	(215)	(523)	(738)
Decrease in net interest income	$(517)	$(184)	$(701)

Asset Quality

Nonperforming Assets (NPAs)

At December 31, 2012, nonperforming assets totaled $44.5 million, a decrease of $4.6 million from $49.1 million at September 30, 2012. Our level of NPAs remains elevated over historical experience as a result of stresses in real estate markets, which are largely a result of the broader and extended economic slowdown. While we intend to actively work to reduce our NPAs, these levels of nonperforming assets are likely to remain elevated in the near term as problem loans work to resolution, which in some cases may be foreclosure.

Nonperforming assets at December 31, 2012 included $31.9 million in nonperforming loans (NPLs) as summarized in the table below. The following table reflects the balances and changes from the prior quarter:

(Dollars in thousands)	December 31, 2012	September 30, 2012	Increase (Decrease)
Nonaccrual loans:
One- to four-family	$10,031	$9,884	$147
Multi-family	12,649	12,664	(15)
Construction	79	178	(99)
Land and land development	9,180	9,841	(661)
Total nonperforming loans	$31,939	$32,567	$(628)

At December 31, 2012, the allowance for loan losses as a percentage of total loans was 2.25% compared to 2.22% at September 30, 2012. See note 4 of the notes to the unaudited consolidated financial statements for further analysis of the allowance for loan losses.

The following table sets forth selected asset quality data and ratios for the dates indicated:

(Dollars in thousands)	December 31, 2012	September 30, 2012
Nonperforming loans	$31,939	$32,567
Other real estate owned	12,532	16,502
Total nonperforming assets	44,471	49,069
Performing troubled debt restructurings (1)	5,526	5,534
Total nonperforming assets and troubled debt restructurings	$49,997	$54,603

Allowance for loan losses	$10,649	$10,284
Total loans	$472,748	$464,036

Ratios
Allowance as a percentage of total loans	2.25%	2.22%
Allowance as a percentage of nonperforming loans	33.34%	31.58%
Total nonperforming loans to total loans	6.76%	7.02%
Total nonperforming loans to total assets	3.02%	3.04%
Total nonperforming assets and troubled debt restructurings to total assets	4.73%	5.10%

(1)	Performing troubled debt restructurings do not include troubled debt restructurings that remain on nonaccrual status and are included in nonaccrual loans above.

At December 31, 2012, nonaccrual loans were primarily comprised of the following:

•	Land and land development loans:

-	One loan on several hundred acres of undeveloped land in central Virginia proposed for a residential development within a planned unit development. This loan had a balance of $5.0 million and was classified as impaired at December 31, 2012. The collateral was valued at $8.9 million based upon a September 2012 appraisal, and a specific allowance calculation on this loan resulted in no allowance at December 31, 2012 due to sufficient collateral. The borrower and guarantor on this loan declared bankruptcy and the Company is petitioning the bankruptcy court for release of its collateral.

-	One loan on several hundred acres of undeveloped land in central Virginia proposed for multi-use development within a planned unit development. This loan is a participation loan with two other banks, each having a one-third interest. The balance of the Company’s portion of this loan was $4.1 million and was classified as impaired at December 31, 2012. The collateral was valued at $15.1 million (of which $5.0 million is attributable to the Company) based upon a September 2012 appraisal, and a specific allowance calculation on this loan resulted in no allowance at December 31, 2012 due to sufficient collateral. The borrower and guarantor on this loan declared bankruptcy and the Company is petitioning the bankruptcy court for release of its collateral.

•	Multifamily

-	Three loans on a 580-unit apartment complex in central Virginia that had a combined balance of $11.4 million. The apartment complex is valued at $14.1 million based upon a February 2012 appraisal. These loans were considered impaired at December 31, 2012, but no specific allowance was necessary due to sufficient collateral. At December 31, 2012, two loans with a balance of $5.3 million were current and one loan with a balance of $6.1 million was over 180 days delinquent.

-	One loan on a 64-unit apartment complex in central Virginia with a balance of $1.2 million at December 31, 2012. The apartment complex does not generate enough cash to service the debt and requires support from the guarantor. This loan was identified as impaired at December 31, 2012 and had no specific allowance due to sufficient collateral based on a June 2012 appraisal of the apartment complex indicating a value of $1.5 million. This loan was current at December 31, 2012.

•	One- to four-family

-	Fifty-two loans on one- to four-family residential properties in central Virginia to multiple borrowers with an aggregate balance of $5.9 million at December 31, 2012.

-	Two loans outstanding to separate entities controlled by the same guarantor totaling $4.1 million secured by twenty-one non-owner-occupied one- to four-family homes, almost all of which were rented at December 31, 2012. The two loans were over 180 days delinquent at December 31, 2012 because the rental cash flows from the properties were not sufficient to fully cover debt service. A specific allowance calculation on these loans resulted in a specific allowance of $358,000 at December 31, 2012 based on February 2012 appraisals totaling $4.2 million.

The following table shows the aggregate amounts of our classified and criticized loans and securities at the dates indicated in accordance with regulatory classification definitions.

(Dollars in thousands)	December 31, 2012	September 30, 2012
Loans(1)
Special mention	$23,230	$17,583
Substandard	36,905	37,002
Total criticized loans	60,135	54,585

Other real estate owned
Substandard	12,532	16,502
Total classified other real estate owned	12,532	16,502

Securities
Substandard	10,503	10,710
Total classified securities	10,503	10,710
Total criticized assets	$83,170	$81,797

(1)	For regulatory reporting, performing troubled debt restructurings can be reclassified at the beginning of each calendar year. As a result, total classified and criticized loans for GAAP and regulatory reporting may be different.

At December 31, 2012, substandard loans, other than nonperforming loans, were comprised primarily of the following:

-	One loan secured by several hundred acres of partially-developed residential land in central Virginia. The remaining property is zoned for 106 potential lots. The “as-is” value of the collateral based on a June 2012 appraisal is $6.6 million, and the Company’s loan balance at December 31, 2012 was $3.8 million. The loan was current at December 31, 2012 and, to date, has received support from the guarantors as needed.

-	One loan secured by a day care center and twenty-six developed lots in central Virginia. This loan had a balance of $2.0 million and was 1-30 days delinquent at December 31, 2012. The collateral for this loan was valued at $2.7 million based on a June 2011 appraisal of the day care center and the lots. We have two other loans to entities controlled by the guarantor on this loan as described above in the section regarding nonaccrual one- to four-family loans.

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

Our most liquid assets are cash and cash equivalents and securities classified as available-for-sale. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $136.0 million. In addition, at December 31, 2012, we had the ability to borrow a total of approximately $207.5 million in additional funds from the FHLB. Additionally, we established a borrowing arrangement with the Federal Reserve Bank of Richmond, although no borrowings have occurred and no assets have been pledged to date. We intend to use corporate bonds as collateral for this arrangement and had unpledged corporate bonds with an estimated fair value of $108.3 million at December 31, 2012.

At December 31, 2012, we had $104.0 million in loan commitments outstanding, which included $102.6 million in undisbursed loans. Certificates of deposit due within one year of December 31, 2012 totaled $210.5 million. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The regulations require that savings institutions meet prescribed capital requirements. The Tier 1 capital regulations require a savings institution to maintain Tier 1 capital of not less than 4% of adjusted total assets and 4% of risk-weighted assets. The risk-based capital regulations require savings institutions to maintain capital of not less than 8% of risk-weighted assets.

At December 31, 2012, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OCC. There are no conditions or events that management believes have changed the Bank’s classification. As a savings and loan holding company regulated by the Federal Reserve Board (“FRB”), Franklin Financial is not currently subject to any separate regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. These capital requirements will apply to savings and loan holding companies beginning in 2015. Currently, capital requirements are proposed for all savings and loan holding companies as part of the Dodd-Frank Act. The following table reflects the level of required capital and actual capital of the Bank at December 31, 2012 and September 30, 2012:

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
December 31, 2012
Tier 1 capital	$167,382	16.64%	$40,240	4.00%	$50,624	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	167,382	25.64	26,117	4.00	39,176	6.00
(to risk weighted assets)

Risk-based capital	175,569	26.89	52,235	8.00	65,293	10.00
(to risk weighted assets)

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
September 30, 2012
Tier 1 capital	$179,110	17.68%	$40,518	4.00%	$50,996	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	179,110	26.62	26,912	4.00	40,368	6.00
(to risk weighted assets)

Risk-based capital	187,538	27.87	53,824	8.00	67,280	10.00
(to risk weighted assets)

During the three months ended December 31, 2012, the board of directors of the Bank declared a $15.0 million dividend that was paid to Franklin Federal on December 10, 2012.

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at December 31, 2012 and September 30, 2012 (dollars in thousands):

	December 31, 2012
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Risk-based capital
GAAP capital	$172,061	$172,061	$172,061
Accumulated gains on certain available-for-sale securities	(6,479)	(6,479)	(6,479)
Pension plan	1,800	1,800	1,800
General allowance for loan losses	-	-	8,187
Regulatory capital – computed	$167,382	$167,382	$175,569

	September 30, 2012
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Risk-based capital
GAAP capital	$184,277	$184,277	$184,277
Accumulated gains on certain available-for-sale securities	(6,967)	(6,967)	(6,967)
Pension plan	1,800	1,800	1,800
General allowance for loan losses	-	-	8,428
Regulatory capital – computed	$179,110	$179,110	$187,538

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

For the year ended September 30, 2012 and the three months ended December 31, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Analysis

Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The following table presents the change in the present value of Franklin Federal’s equity at December 31, 2012 that would occur in the event of an immediate change in interest rates based on management assumptions. The table does not include the effect of approximately $34.6 million of investable assets held by Franklin Financial Corporation at December 31, 2012.

	Present Value of Equity
Change in	Market
Basis Points	Value	$ Change	% Change
	(Dollars in thousands)
300	$186,126	$9,951	5.6%
200	185,836	9,661	5.5
100	182,361	6,186	3.5
0	176,175	-	-
-100	153,342	(22,833)	(13.0)

Using the same assumptions as above, the sensitivity of our projected net interest income for the twelve months ending December 31, 2013 is as follows:

	Projected Net Interest Income
Change in	Net Interest
Basis Points	Income	$ Change	% Change
	(Dollars in thousands)
300	$22,362	$(2,055)	(8.4)%
200	23,201	(1,216)	(5.0)
100	23,898	(519)	(2.1)
0	24,417	-	-
-100	23,329	(1,088)	(4.5)

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

Item 1A.   Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report filed on Form 10-K for the year ended September 30, 2012. As of December 31, 2012, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

3.1	Articles of Incorporation of Franklin Financial Corporation (1)
3.2	Bylaws of Franklin Financial Corporation (2)
4.0	Form of Common Stock Certificate of Franklin Financial Corporation (3)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Franklin Financial Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 are formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

_______________

(1)	Incorporated herein by reference to Exhibit 3.1 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(2)	Incorporated herein by reference to Exhibit 3.2 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(3)	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), as amended, initially filed with the Securities and Exchange Commission on December 10, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION
Registrant

February 8, 2013	By:	/s/ Richard T. Wheeler, Jr.
Richard T. Wheeler, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

February 8, 2013	By:	/s/ Donald F. Marker
Donald F. Marker
Vice President, Chief Financial Officer and Secretary/Treasurer
(Principal Financial and Accounting Officer)

