Form 10-Q
period 2013-03-31
Franklin Financial Corp
filed 2013-05-09
CIK 1505823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐   No ☒

12,667,240 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at May 3, 2013.

Franklin Financial Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)	March 31, 2013	September 30, 2012
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$30,061	$6,784
Interest-bearing deposits in other banks	103,499	98,344
Money market investments	9,546	14,751
Total cash and cash equivalents	143,106	119,879

Securities available for sale	345,097	394,179
Securities held to maturity	17,387	20,372

Loans, net of deferred loan fees	478,536	460,749
Less allowance for loan losses	10,638	10,284
Net loans	467,898	450,465

Loans held for sale	643	1,458
Federal Home Loan Bank stock	9,779	10,082
Office properties and equipment, net	7,060	6,167
Other real estate owned	10,440	16,502
Accrued interest receivable:
Loans	2,194	2,028
Mortgage-backed securities and collateralized mortgage obligations	681	741
Other investment securities	1,170	1,679
Total accrued interest receivable	4,045	4,448

Cash surrender value of bank-owned life insurance	33,650	33,008
Prepaid expenses and other assets	12,989	14,221
Total assets	$1,052,094	$1,070,781

Liabilities and Stockholders’ Equity
Deposits:
Savings deposits	$272,989	$267,464
Time deposits	355,821	372,840
Total deposits	628,810	640,304

Federal Home Loan Bank borrowings	172,841	172,204
Advance payments by borrowers for property taxes and insurance	2,822	2,325
Accrued expenses and other liabilities	6,614	6,481
Total liabilities	811,087	821,314

Commitments and contingencies (see note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value: 75,000,000 shares authorized, 12,736,740 and 13,342,138 shares issued and outstanding, respectively	127	133
Additional paid-in capital	119,896	129,391
Unearned ESOP shares	(10,157)	(10,442)
Unearned equity incentive plan shares	(7,725)	(7,411)
Undistributed stock-based deferral plan shares	(2,646)	(2,533)
Retained earnings	131,933	132,251
Accumulated other comprehensive income	9,579	8,078
Total stockholders’ equity	241,007	249,467
Total liabilities and stockholders’ equity	$1,052,094	$1,070,781

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

Three and Six Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
Interest and dividend income:
Interest and fees on loans	$7,353	$7,730	$14,601	$15,616
Interest on deposits in other banks	49	30	100	53
Interest and dividends on securities:
Taxable	2,445	3,185	5,076	6,641
Nontaxable	67	72	135	144
Total interest and dividend income	9,914	11,017	19,912	22,454
Interest expense:
Interest on deposits	1,612	1,944	3,309	4,010
Interest on borrowings	1,911	2,287	3,857	4,603
Total interest expense	3,523	4,231	7,166	8,613
Net interest income	6,391	6,786	12,746	13,841
Provision (credit) for loan losses	126	(298)	361	(152)
Net interest income after provision (credit) for loan losses	6,265	7,084	12,385	13,993
Noninterest income (expense):
Service charges on deposit accounts	11	16	23	24
Other service charges and fees	72	108	335	614
Gains on sales of loans held for sale	45	63	94	141
Gains on sales of securities, net	1,382	-	1,413	-
Gains on sales of other real estate owned	525	428	1,564	625
Impairment of securities, net:
Impairment of securities	(1,029)	(935)	(1,079)	(2,879)
Less: Impairment recognized in other comprehensive income	(953)	(64)	(884)	(553)
Net impairment reflected in income	(76)	(871)	(195)	(2,326)

Increase in cash surrender value of bank-owned life insurance	315	319	642	642
Other operating income	181	125	368	225
Total noninterest income (expense)	2,455	188	4,244	(55)
Other noninterest expenses:
Personnel expense	2,798	2,050	5,534	4,078
Occupancy expense	245	228	481	440
Equipment expense	227	232	454	458
Advertising expense	32	51	59	110
Federal deposit insurance premiums	157	203	353	411
Other operating expenses	1,254	848	2,425	1,669
Total other noninterest expenses	4,713	3,612	9,306	7,166
Income before provision for income taxes	4,007	3,660	7,323	6,772
Federal and state income tax expense	1,292	1,152	2,299	2,489
Net income	$2,715	$2,508	$5,024	$4,283

Basic net income per common share	$0.23	$0.19	$0.42	$0.32

Diluted net income per common share	$0.23	$0.19	$0.42	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three and Six Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2013		2012
Net income		$2,715		$2,508
Other comprehensive income, net of income tax expense (benefit):
Net unrealized holding gains or losses arising during the period (net of tax 2013: $164, 2012: $578)	$2,751		$4,884
Reclassification adjustment for gains or losses included in net income (net of tax 2013: $525, 2012: ($261))	(857)		578
Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization (net of tax 2013: $(334), 2012: $5)	(545)		8
Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit (net of tax 2013: $0, 2012: $54)	-		88
Other comprehensive income		1,349		5,558
Total comprehensive income		$4,064		$8,066

	Six Months Ended March 31,
(Dollars in thousands)	2013		2012
Net income		$5,024		$4,283
Other comprehensive income, net of income tax expense (benefit):
Net unrealized holding gains or losses arising during the period (net of tax 2013: $(191), 2012: $515)	$2,812		$6,766
Reclassification adjustment for gains or losses included in net income (net of tax 2013: $520, 2012: ($261))	(849)		1,938
Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization (net of tax 2013: $(284), 2012: ($157))	(462)		(257)
Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit (net of tax 2013: $0, 2012: $109)	-		178
Other comprehensive income		1,501		8,625
Total comprehensive income		$6,525		$12,908

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended March 31, 2013 and 2012 (Unaudited)

(Dollars in thousands, except per share amount)	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Equity Incentive Plan Shares	Undistributed Stock-Based Deferral Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2011	$143	$142,882	$(11,082)	$-	$(2,533)	$125,770	$(5,622)	$249,558
ESOP shares allocated	-	68	354	-	-	-	-	422
Stock-based compensation expense	-	17	-	-	-	-	-	17
Net income	-	-	-	-	-	4,283	-	4,283
Other comprehensive income	-	-	-	-	-	-	8,625	8,625
Balance at March 31, 2012	$143	$142,967	$(10,728)	$-	$(2,533)	$130,053	$3,003	$262,905

Balance at September 30, 2012	$133	$129,391	$(10,442)	$(7,411)	$(2,533)	$132,251	$8,078	$249,467
ESOP shares allocated	-	205	285	-	-	-	-	490
Repurchase of common stock	(6)	(10,401)	-	-	-	-	-	(10,407)
Stock-based compensation expense	-	1,863	-	-	-	-	-	1,863
Common stock purchased for equity incentive plan	-	-	-	(1,754)	-	-	-	(1,754)
Common stock purchased by stock-based deferral plan	-	113	-	-	(113)	-	-	-
Tax benefit from restricted stock vesting	-	165	-	-	-	-	-	165
Vesting of restricted stock	-	(1,440)	-	1,440	-	-	-	-
Cash dividend paid ($0.45 per share)	-	-	-	-	-	(5,342)	-	(5,342)
Net income	-	-	-	-	-	5,024	-	5,024
Other comprehensive income	-	-	-	-	-	-	1,501	1,501
Balance at March 31, 2013	$127	$119,896	$(10,157)	$(7,725)	$(2,646)	$131,933	$9,579	$241,007

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended March 31, 2013 and 2012 (Unaudited)

	2013	2012
(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$5,024	$4,283
Adjustments to reconcile net income to net cash and cash
equivalents provided by operating activities:
Depreciation and amortization	445	414
Provision for loan losses	361	(152)
Gains on sales of securities available for sale, net	(1,413)	-
Impairment charge on securities	195	2,326
Loss on sales or disposal of office properties and equipment, net	1	13
Gains on sales of other real estate owned, net	(1,564)	(625)
Net amortization on securities	1,294	1,204
Amortization of deferred amounts related to Federal Home Loan Bank borrowings	637	-
Gains on sales of loans held for sale	(94)	(141)
Originations of loans held for sale	(3,250)	(7,730)
Sales and principal payments on loans held for sale	4,159	6,713
ESOP compensation expense	490	422
Stock-based compensation expense	1,863	17
Changes in assets and liabilities:
Accrued interest receivable	403	302
Cash surrender value of bank-owned life insurance	(642)	(642)
Prepaid expenses and other assets	2,390	1,704
Advance payments by borrowers for property taxes and insurance	497	51
Accrued expenses and other liabilities	(143)	751
Net cash and cash equivalents provided by operating activities	10,653	8,910
Cash Flows From Investing Activities
Net redemptions of Federal Home Loan Bank stock	303	377
Proceeds from maturities, calls and paydowns of securities available for sale	73,698	68,464
Proceeds from sales of securities available for sale	18,334	4,225
Purchases of securities available for sale	(41,869)	(74,459)
Proceeds from maturities and paydowns of securities held to maturity	2,335	2,283
Net (increase) decrease in loans	(19,007)	21,488
Purchases of office properties and equipment	(1,301)	(361)
Proceeds from sales of other real estate owned	9,078	131
Net cash and cash equivalents provided by investing activities	41,571	22,148
Cash Flows From Financing Activities
Net increase (decrease) in savings deposits	5,525	(1,513)
Net decrease in time deposits	(17,019)	(9,298)
Repurchase of common stock	(10,407)	-
Common stock purchased for equity incentive plan	(1,754)	-
Cash dividends paid to common stockholders	(5,342)	-
Net cash and cash equivalents used by financing activities	(28,997)	(10,811)
Net increase in cash and cash equivalents	23,227	20,247
Cash and cash equivalents at beginning of period	119,879	115,749
Cash and cash equivalents at end of period	$143,106	$135,996

Supplemental disclosures of cash flow information
Cash payments for interest	$6,547	$8,573
Cash payments for income taxes	$500	$1,504
Supplemental schedule of noncash investing and financing activities
Unrealized gains on securities available for sale	$1,252	$9,765
Transfer of loans to other real estate owned	$1,965	$448
Sales of other real estate owned financed by the Bank	$752	$395

.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies

Organization and Description of Business — Franklin Financial Corporation (“Franklin Financial”), a Virginia corporation, is the holding company for Franklin Federal Savings Bank (“Franklin Federal” or the “Bank”), a federally chartered capital stock savings bank engaged in the business of attracting retail deposits from the general public and originating non-owner-occupied one- to four-family loans as well as multi-family loans, nonresidential real estate loans, construction loans, and land and land development loans. The Bank has three wholly owned subsidiaries, Franklin Service Corporation, which provides trustee services on loans originated by the Bank; Reality Holdings LLC, which, through its subsidiaries, holds and manages foreclosed properties purchased from the Bank; and Franklin Federal Mortgage Holdings LLC, which through a 49% owned joint venture with TowneBank Mortgage, originates, sells and services mortgage loans, primarily on owner-occupied single-family properties. The interim consolidated financial statements presented in this report include the unaudited financial information of Franklin Financial and subsidiaries on a consolidated basis. The Company (as defined below) operates as one segment.

These interim consolidated financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 (“2012 Form 10-K”).  These interim consolidated financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013 or any other future period. The consolidated balance sheet as of September 30, 2012 was derived from the Company’s audited annual consolidated financial statements in the 2012 Form 10-K.

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

The specific component relates to loans identified as impaired. The Company determines and recognizes impairment of certain loans when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that experience insignificant delays and payment shortfalls generally are not classified as impaired. An impaired loan is measured at net realizable value, which is equal to present value less estimated costs to sell. The present value is estimated using expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral.

The general component covers loans not identified for specific allowances and is based on historical loss experience adjusted for various qualitative factors. The allowance for loan losses is increased by provisions for loan losses and decreased by charge-offs (net of recoveries). In estimating the allowance, management segregates its portfolio by loan type. Management’s periodic determination of the allowance for loan losses is based on consideration of various factors, including the Company’s past loan loss experience, current delinquency status and loan performance statistics, industry loan loss statistics, periodic loan evaluations, real estate value trends in the Company’s primary lending areas, regulatory requirements, and current economic conditions. The delinquency status of loans is computed based on the contractual terms of the loans.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For public entities, the ASU is effective for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have an impact on the Company’s consolidated financial statements.

Note 2. Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at March 31, 2013 and September 30, 2012 are summarized as follows:

	March 31, 2013
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$5,968	$448	$-	$6,416
Agency mortgage-backed securities	112,047	1,164	140	113,071
Agency collateralized mortgage obligations	114,098	1,760	-	115,858
Corporate equity securities	11,621	6,046	12	17,655
Corporate debt securities	84,709	7,514	126	92,097
Total	$328,443	$16,932	$278	$345,097

	September 30, 2012
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$11,938	$1,187	$-	$13,125
Agency mortgage-backed securities	80,508	1,323	51	81,780
Agency collateralized mortgage obligations	164,650	2,161	210	166,601
Corporate equity securities	11,885	2,951	40	14,796
Corporate debt securities	109,796	8,209	128	117,877
Total	$378,777	$15,831	$429	$394,179

	March 31, 2013
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$4,273	$-	$4,273	$168	$-	$4,441
Agency collateralized mortgage obligations	4,213	-	4,213	460	-	4,673
Non-agency collateralized mortgage obligations	8,901	1,999	10,900	944	2,073	9,771
Total	$17,387	$1,999	$19,386	$1,572	$2,073	$18,885

	September 30, 2012
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$4,714	$-	$4,714	$221	$-	$4,935
Agency collateralized mortgage obligations	5,079	-	5,079	567	-	5,646
Non-agency collateralized mortgage obligations	10,579	1,253	11,832	875	2,533	10,174
Total	$20,372	$1,253	$21,625	$1,663	$2,533	$20,755

The amortized cost and estimated fair value of securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2013
	Available for sale		Held to maturity
	Amortized	Estimated fair	Amortized	Estimated fair
(Dollars in thousands)	cost	value	cost	value
Non-mortgage debt securities:
Due in one year or less	$16,235	$16,566	$-	$-
Due after one year through five years	39,266	41,573	-	-
Due after five years through ten years	19,386	22,626	-	-
Due after ten years	15,790	17,748	-	-
Total non-mortgage debt securities	90,677	98,513	-	-

Mortgage-backed securities	112,047	113,071	4,273	4,441
Collateralized mortgage obligations	114,098	115,858	15,113	14,444
Corporate equity securities	11,621	17,655	-	-
Total securities	$328,443	$345,097	$19,386	$18,885

The following tables indicate the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2013 and September 30, 2012:

	March 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses
Available for sale:
Agency mortgage-backed securities	$53,766	$140	$-	$-	$53,766	$140
Corporate equity securities	415	12	-	-	415	12
Corporate debt securities	2,983	17	7,891	109	10,874	126
Total available for sale	57,164	169	7,891	109	65,055	278

Held to maturity:
Non-agency collateralized mortgage obligations	252	63	6,436	2,010	6,688	2,073
Total held to maturity	252	63	6,436	2,010	6,688	2,073

Total	$57,416	$232	$14,327	$2,119	$71,743	$2,351

	September 30, 2012
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Available for sale:
Agency mortgage-backed securities	$25,531	$50	$2,435	$1	$27,966	$51
Agency collateralized mortgage obligations	3,380	4	18,043	206	21,423	210
Corporate equity securities	232	35	10	5	242	40
Corporate debt securities	2,984	16	4,888	112	7,872	128
Total available for sale	32,127	105	25,376	324	57,503	429

Held to maturity:
Non-agency collateralized mortgage obligations	258	43	7,953	2,490	8,211	2,533
Total held to maturity	258	43	7,953	2,490	8,211	2,533

Total	$32,385	$148	$33,329	$2,814	$65,714	$2,962

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

During the three months ended March 31, 2013, the Company recognized gross gains on sales of securities available for sale of $1.4 million and no losses. During the six months ended March 31, 2013, the Company recognized gross gains on sales of securities available for sale of $1.4 million and no losses. During the three and six months ended March 31, 2012, the Company recognized no gains or losses on sales of securities available for sale.

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

The Company recognized total impairment charges in income on debt securities of $76,000 and $195,000 for the three and six months ended March 31, 2013, respectively. The Company recognized total impairment charges in income on debt and equity securities of $871,000 and $2.3 million during the three and six months ended March 31, 2012, respectively.

The table below provides a cumulative rollforward of credit losses recognized in earnings for debt securities for which a portion of OTTI is recognized in AOCI:

(Dollars in thousands)
Balance of credit losses at September 30, 2012	$164
Additions for credit losses on securities not previously recognized	5
Additional credit losses on securities previously recognized as impaired	26
Reductions for securities for which OTTI previously in OCI was recognized in earnings	(20)
Reductions for increases in expected cash flows	(117)
Balance of credit losses at March 31, 2013	$58

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

Unrealized losses in the remainder of the Company’s portfolio of collateralized mortgage obligations, mortgage-backed securities, securities of states and political subdivisions, and corporate debt securities were related to fifty-five securities and were caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary; and because management believes that it is not more likely than not that the Company will be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

Unrealized losses in the Company’s portfolio of equity securities were related to three securities and were considered temporary. Because management believes that it is not more likely than not that the Company will be required to sell these equity positions for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

The Company pledges certain securities as collateral for its FHLB borrowings. Securities collateralizing FHLB borrowings had a carrying value of $203.5 million at March 31, 2013 compared to $266.0 million at September 30, 2012.

Note 3. Loans

Loans held for investment at March 31, 2013 and September 30, 2012 are summarized as follows:

	March 31,	September 30,
(Dollars in thousands)	2013	2012
Loans
One- to four-family	$97,788	$104,560
Multi-family	97,279	81,503
Nonresidential	214,673	208,225
Construction	25,918	25,489
Land and land development	45,917	43,761
Other	432	498
Total loans	482,007	464,036

Deferred loan fees	3,471	3,287
Loans, net of deferred loan fees	478,536	460,749

Allowance for loan losses	10,638	10,284
Net loans	$467,898	$450,465

The Company pledges certain loans as collateral for its FHLB borrowings. Loans collateralizing FHLB borrowings had a carrying value of $297.0 million at March 31, 2013 compared to $290.7 million at September 30, 2012.

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

Credit Rating Process

The Company's loan grading system analyzes various risk characteristics of each loan type when considering loan quality, including loan-to-value ratios, debt service coverage ratios, debt yields, current real estate market conditions, location and appearance of properties, income and net worth of any guarantors, and rental stability and cash flows of income-producing nonresidential real estate loans and multi-family loans. The credit rating process results in one of the following classifications for each loan in order of increasingly adverse classification: Excellent, Good, Satisfactory, Watch List, Special Mention, Substandard, and Impaired. The Company continually monitors the credit quality of loans in the portfolio through communications with borrowers as well as review of delinquency and other reports that provide information about credit quality. Credit ratings are updated at least annually with more frequent updates performed for problem loans or when management becomes aware of circumstances related to a particular loan that could materially impact the loan’s credit rating. Management maintains a classified loan list consisting of watch list loans along with loans rated special mention or lower that is reviewed on a monthly basis by the Company’s Internal Asset Review Committee.

General Allowance

To determine the general allowance, the Company segregates loans by portfolio segment as defined by loan type. The Company determines a base reserve rate for each portfolio segment by calculating the average charge-off rate for each segment over a historical time period determined by management, typically one to three years. The base reserve rate is then adjusted based on qualitative factors that management believes could result in future loan losses differing from historical experience. Such qualitative factors can include delinquency rates, loan-to-value ratios, market interest rate changes, legal and competitive factors, and local economic and real estate conditions. The base reserve rate plus these qualitative adjustments results in a total reserve rate for each portfolio segment. During the three months ended March 31, 2013, the Company modified its methodology for calculating the general allowance. Previously, a multiple of the total reserve rate calculated for each loan type was applied to the loan balance in each segment based on credit rating. At March 31, 2013 this methodology was discontinued. The impact of this change at March 31, 2013 was an increase to the allowance of approximately $894,000. This increase was mostly offset by a decrease in reserve rates due to improvements in several qualitative factors.

Specific Allowance for Impaired Loans

Impaired loans include loans identified as impaired through our credit rating system as well as loans modified in a troubled debt restructuring. Loans are identified as impaired when management believes, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement. Once a loan is identified as impaired, management determines a specific allowance by comparing the outstanding loan balance to net realizable value. The amount of any allowance recognized is the amount by which the loan balance exceeds the net realizable value. If the net realizable value exceeds the loan balance, no allowance is recorded. The net realizable value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Of the $42.9 million of loans classified as impaired at March 31, 2013, $37.4 million were considered “collateral dependent” and evaluated using the fair value of collateral method and $5.5 million were evaluated using discounted estimated cash flows.

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

	Three Months Ended March 31, 2013
(Dollars in thousands)	One- to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total

Balance, December 31, 2012	$1,665	$1,271	$3,396	$906	$3,403	$8	$10,649
Provision	78	507	1,143	122	(1,723)	(1)	126
Recoveries	1	-	-	3	9	-	13
Charge-offs	-	-	-	(150)	-	-	(150)
Balance, March 31, 2013	$1,744	$1,778	$4,539	$881	$1,689	$7	$10,638

	Three Months Ended March 31, 2012
(Dollars in thousands)	One- to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total

Balance, December 31, 2011	$1,849	$1,306	$2,576	$1,366	$4,645	$7	$11,749
Provision	(188)	(45)	125	196	(385)	(1)	(298)
Recoveries	1	-	-	2	-	-	3
Charge-offs	-	-	-	-	(248)	-	(248)
Balance, March 31, 2012	$1,662	$1,261	$2,701	$1,564	$4,012	$6	$11,206

	Six Months Ended March 31, 2013
(Dollars in thousands)	One- to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total

Balance, September 30, 2012	$1,404	$1,060	$3,428	$1,014	$3,373	$5	$10,284
Provision	338	718	1,078	(88)	(1,701)	16	361
Recoveries	2	-	33	105	17	-	157
Charge-offs	-	-	-	(150)	-	(14)	(164)
Balance, March 31, 2013	$1,744	$1,778	$4,539	$881	$1,689	$7	$10,638

	Six Months Ended March 31, 2012
(Dollars in thousands)	One- to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total

Balance, September 30, 2011	$1,324	$1,357	$3,146	$1,724	$7,064	$9	$14,624
Provision	403	(96)	(445)	(155)	144	(3)	(152)
Recoveries	3	-	-	3	-	-	6
Charge-offs	(68)	-	-	(8)	(3,196)	-	(3,272)
Balance, March 31, 2012	$1,662	$1,261	$2,701	$1,564	$4,012	$6	$11,206

During the three and six months ended March 31, 2013, the Company recorded net charge-offs of $137,000 and $7,000, respectively, compared to $245,000 and $3.3 million, respectively, in the three and six months ended March 31, 2012. For the six months ended March 31, 2013, the Company recorded a provision for loan losses of $338,000 for its portfolio of one- to four-family loans primarily due to an increase in specific allowances recorded during the period. For the six months ended March 31, 2013, the Company also recorded a provision for loan losses of $718,000 and $1.1 million for its portfolios of multi-family loans and nonresidential loans, respectively, due to increased loan balances in these portfolios as well as the effect of the Company’s change in methodology for calculating the general allowance, as discussed above. These provisions were partially offset by a decrease in the allowance for the Company’s land and land development loan portfolio for the six months ended March 31, 2013. This decrease was the result of a decline in the reserve rate for this portfolio due to improvements in qualitative factors as well as the Company’s methodology change for the general allowance calculation, as discussed above.

Details of the allowance for loan losses by portfolio segment and impairment methodology at March 31, 2013 and September 30, 2012 are as follows:

	March 31, 2013
	General Allowance		Specific Allowance					Allowance as
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Total Balance	Total Allowance	Coverage	% of total allowance
One- to four-family	$89,192	$802	$8,596	$942	$97,788	$1,744	1.78%	16.4%
Multi-family	84,654	1,778	12,625	-	97,279	1,778	1.83	16.7
Nonresidential	209,198	4,539	5,475	-	214,673	4,539	2.11	42.6
Construction	25,854	877	64	4	25,918	881	3.40	8.3
Land and land development	29,749	1,684	16,168	5	45,917	1,689	3.68	15.9
Other	432	7	-	-	432	7	1.64	0.1
Total allowance	$439,079	$9,687	$42,928	$951	$482,007	$10,638	2.21	100.0%

	September 30, 2012
	General Allowance		Specific Allowance					Allowance as
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Total Balance	Total Allowance	Coverage	% of total allowance
One- to four-family	$99,420	$946	$5,140	$458	$104,560	$1,404	1.34%	13.7%
Multi-family	68,839	1,060	12,664	-	81,503	1,060	1.30	10.3
Nonresidential	202,734	3,428	5,491	-	208,225	3,428	1.65	33.3
Construction	25,445	1,014	44	-	25,489	1,014	3.98	9.9
Land and land development	34,644	3,373	9,117	-	43,761	3,373	7.71	32.8
Other	498	5	-	-	498	5	1.00	-
Total allowance	$431,580	$9,826	$32,456	$458	$464,036	$10,284	2.22	100.0%

Details regarding classified loans and impaired loans at March 31, 2013 and September 30, 2012 are as follows:

	March 31,	September 30,
(Dollars in thousands)	2013	2012
Special mention
One- to four-family	$5,755	$2,880
Nonresidential	3,646	3,114
Construction	660	664
Land and land development	10,673	10,925
Total special mention loans	20,734	17,583

Substandard
One- to four-family	1,725	2,631
Nonresidential	2,046	2,053
Construction	514	743
Land and land development	3,793	4,653
Total substandard loans	8,078	10,080

Impaired
One- to four-family	8,596	5,140
Multi-family	12,625	12,664
Nonresidential	5,475	5,491
Construction	64	44
Land and land development	16,168	9,117
Total impaired loans	42,928	32,456

Total rated loans	$71,740	$60,119

The increase in special mention loans at March 31, 2013 compared to September 30, 2012 was primarily the result of the classification of one loan on multiple one- to four-family properties with a balance of $4.9 million as special mention at March 31, 2013. A portion of the increase in impaired loans and virtually all of the decrease in substandard loans were due to the reclassification of certain loans classified as substandard at September 30, 2012 to impaired at March 31, 2013. The primary reason for the increase in impaired loans at March 31, 2013 was the addition of two loans totaling $7.0 million secured by land in the western part of Virginia. These loans matured at December 31, 2012 and have not yet been renewed or restructured, though the borrower has continued to make payments according to the original loan terms.

Included in impaired loans are troubled debt restructurings of $6.5 million at both March 31, 2013 and September 30, 2012 that had related allowance balances of $91,000 and $93,000, respectively. Troubled debt restructurings that were performing in accordance with modified terms were $5.5 million at both March 31, 2013 and September 30, 2012.

Troubled Debt Restructurings

During the six months ended March 31, 2013, the Company had no loans modified in troubled debt restructurings. The Company did not identify any restructured loans that went into default during the six months ended March 31, 2013 that had been restructured during the previous twelve months. Interest recognized on a cash basis on nonaccrual restructured loans was not material for the three and six months ended March 31, 2013.

During the six months ended March 31, 2012, the Company modified four loans in troubled debt restructurings, including one construction loan, one nonresidential loan and two land and land development loans. The restructuring of the construction loan involved the reduction in the loan’s interest rate floor and monthly principal payment requirement to accommodate cash flow difficulties being experienced by the borrower. A discounted cash flows analysis for this loan determined that no specific allowance was necessary. This loan remained on accrual status as the borrower was current at March 31, 2012 and remained current at March 31, 2013. The nonresidential loan modification consisted of further principal payment reductions and an extension of the call date on a loan previously recognized as a troubled debt restructuring. This loan was returned to accrual status during the six months ended March 31, 2012 as it had remained current on restructured payment requirements for over six months, and the loan remained current at March 31, 2013. The two land and land development loans restructured share the same collateral and had been previously identified as impaired loans. These loans have matured, and the restructurings consisted of forbearance agreements extending the maturity dates of the loans in order to provide the developers more time to sell the collateral. These loans have since been foreclosed on and the properties taken into other real estate owned. Interest recognized on a cash basis on restructured loans was not material for the three and six months ended March 31, 2012.

Loans summarized by loan type and credit rating at March 31, 2013 and September 30, 2012 are as follows:

	March 31, 2013
(Dollars in thousands)	Total	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
One- to four-family	$97,788	$250	$26,188	$-	$5,755	$1,725	$8,596	$55,274
Multi-family	97,279	18,134	64,265	-	-	-	12,625	2,255
Nonresidential	214,673	95,840	103,409	-	3,646	2,046	5,475	4,257
Construction	25,918	1,344	17,782	-	660	514	64	5,554
Land and land development	45,917	-	7,780	784	10,673	3,793	16,168	6,719
Other	432	-	-	-	-	-	-	432
Total loans	$482,007	$115,568	$219,424	$784	$20,734	$8,078	$42,928	$74,491
16

	September 30, 2012
(Dollars in thousands)	Total	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated

One- to four-family	$104,560	$252	$30,323	$-	$2,880	$2,631	$5,140	$63,334
Multi-family	81,503	24,214	41,294	-	-	-	12,664	3,331
Nonresidential	208,225	86,872	102,339	3,060	3,114	2,053	5,491	5,296
Construction	25,489	-	13,666	370	664	743	44	10,002
Land and land development	43,761	-	16,128	827	10,925	4,653	9,117	2,111
Other	498	-	-	-	-	-	-	498
Total loans	$464,036	$111,338	$203,750	$4,257	$17,583	$10,080	$32,456	$84,572

Details regarding the delinquency status of the Company’s loan portfolio at March 31, 2013 and September 30, 2012 are as follows:

	March 31, 2013
(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One- to four-family	$97,788	$87,142	$1,063	$3,070	$456	$220	$263	$5,574
Multi-family	97,279	91,212	-	-		-	-	6,067
Nonresidential	214,673	212,626	-	2,047	-	-	-	-
Construction	25,918	25,898	-	-	-	-	-	20
Land and land development	45,917	36,790	-	-	-	-	-	9,127
Other	432	432	-	-	-	-	-	-
Total	$482,007	$454,100	$1,063	$5,117	$456	$220	$263	$20,788

	September 30, 2012
(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One- to four-family	$104,560	$96,103	$2,092	$215	$322	$50	$113	$5,665
Multi-family	81,503	75,428	-	-	-	-	-	6,075
Nonresidential	208,225	207,758	467	-	-	-	-	-
Construction	25,489	25,311	-	-	-	-	-	178
Land and land development	43,761	30,583	4,041	-	-	-	-	9,137
Other	498	498	-	-	-	-	-	-
Total	$464,036	$435,681	$6,600	$215	$322	$50	$113	$21,055

The following is a summary of information pertaining to impaired and non-accrual loans:

	March 31, 2013		September 30, 2012
(Dollars in thousands)	Amount	Allowance	Amount	Allowance
Impaired loans with a specific allowance
One- to four-family	$8,596	$942	$5,140	$458
Construction	20	4	-	-
Land and land development	11	5	-	-
Total impaired loans with a specific allowance	$8,627	$951	$5,140	$458

Impaired loans for which no specific allowance is necessary
Multi-family	$12,625	$-	$12,664	$-
Nonresidential	5,475	-	5,491	-
Construction	44	-	44	-
Land and land development	16,157	-	9,117	-
Total impaired loans for which no specific allowance is necessary	$34,301	$-	$27,316	$-

	Six Months Ended March 31, 2013		Six Months Ended March 31, 2012
(Dollars in thousands)	Weighted Average Balance	Interest Income Recognized	Weighted Average Balance	Interest Income Recognized
Impaired loans
One- to four-family	$6,254	$95	$4,753	$103
Multi-family	12,648	249	12,731	346
Nonresidential	5,482	178	7,102	178
Construction	54	1	108	1
Land and land development	9,164	-	20,160	448
Total impaired loans	$33,602	$523	$44,854	$1,076

(Dollars in thousands)	March 31, 2013	September 30, 2012
Nonaccrual loans
One- to four-family	$11,344	$9,884
Multi-family	12,625	12,664
Construction	20	178
Land and land development	16,182	9,841
Total non-accrual loans	$40,171	$32,567

Interest recognized on a cash basis on all nonaccrual loans was $263,000 and $482,000 for the three months ended March 31, 2013 and 2012, respectively, and $455,000 and $821,000 for the six months ended March 31, 2013 and 2012, respectively. There were no loans past due ninety days or more and accruing at March 31, 2013 or September 30, 2012.

Note 5. Other Real Estate Owned

Other real estate owned at March 31, 2013 and September 30, 2012 is summarized as follows:

	March 31,	September 30,
(Dollars in thousands)	2013	2012
Other real estate owned
Other real estate held for sale	$2,392	$7,223
Other real estate held for development and sale	8,048	9,279
Total other real estate owned	$10,440	$16,502

During the six months ended March 31, 2013, the Company sold other real estate owned totaling $8.0 million. The Company recognized net gains on sales of other real estate owned of $525,000 and $1.6 million for the three and six months ended March 31, 2013, respectively, compared with net gains of $428,000 and $625,000 for the three and six months ended March 31, 2012. Gains on sales for the three and six months ended March 31, 2013 included the recognition of $58,000 in gains on properties sold in previous periods that had been deferred in accordance with GAAP because financing was provided by the Company and the sale did not meet either initial or continuing investment criteria to qualify for gain recognition. At March 31, 2013, the Company had deferred gains on sales of other real estate owned of $528,000 compared to $251,000 at September 30, 2012. No impairment charges on other real estate owned were recognized for the three and six months ended March 31, 2013 and 2012.

Note 6. Earnings per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.

	Three Months Ended March 31,		Six Months Ended March 31,
(Amounts in thousands, except per share data)	2013	2012	2013	2012
Numerator:
Net income available to common stockholders	$2,715	$2,508	$5,024	$4,283
Denominator:
Weighted-average common shares outstanding	11,817	13,223	11,961	13,214
Effect of dilutive securities	148	-	136	-
Weighted-average common shares outstanding - assuming dilution	11,965	13,223	12,097	13,214
Earnings per common share - basic	$0.23	$0.19	$0.42	$0.32
Earnings per common share - diluted	$0.23	$0.19	$0.42	$0.32

Note 7. Employee Benefit Plans

Pension Plan

The Bank has a noncontributory defined benefit pension plan (the “Pension Plan”) for substantially all of the Bank’s employees who were employed on or before July 31, 2011. The Bank froze the Pension Plan to new participants effective August 1, 2011, and, therefore, employees hired after July 31, 2011 are not eligible to participate in the Pension Plan. Retirement benefits under this plan are generally based on an employee’s years of service and compensation during the five consecutive years of highest compensation in the ten years immediately preceding retirement. The Company uses a September 30 measurement date for the Pension Plan.

The Pension Plan assets are held in a trust fund by the plan trustee. The trust agreement under which assets of the Pension Plan are held is a part of the Virginia Bankers Association Master Defined Benefit Pension Plan (the “Plan”). The Plan’s administrative trustee is appointed by the board of directors of the Virginia Bankers Association Benefits Corporation. At March 31, 2013, Reliance Trust Company was investment manager for the Plan. Contributions are made to the Pension Plan, at management’s discretion, subject to meeting minimum funding requirements, up to the maximum amount allowed under the Employee Retirement Income Security Act of 1974 (ERISA), based upon the actuarially determined amount necessary for meeting plan obligations. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned by employees in the future.

Components of net periodic benefit cost for the three and six months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2013	2012	2013	2012
Service cost	$105	$150	$211	$301
Interest cost	154	166	308	332
Expected return on plan assets	(237)	(203)	(474)	(406)
Recognized net actuarial loss	30	58	60	115
Net periodic benefit cost	$52	$171	$105	$342

The net periodic benefit cost is included in personnel expense in the consolidated income statements.

Equity Incentive Plan

On February 21, 2012, the Company adopted the Franklin Financial Corporation 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”), which provides for awards of restricted stock and stock options to key officers and outside directors. The cost of the 2012 Equity Incentive Plan is based on the fair value of restricted stock and stock option awards on their grant date. The maximum number of shares that may be awarded under the plan is 2,002,398, including 1,430,284 for stock option exercises and 572,114 restricted stock shares.

Shares of common stock issued under the 2012 Equity Incentive Plan may be authorized unissued shares or, in the case of restricted stock awards, may be shares repurchased on the open market. As of March 31, 2013, the Company, through an independent trustee, had repurchased all 572,114 shares on the open market for $9.2 million, or an average cost of $16.02 per share.

The table below presents stock option activity for the six months ended March 31, 2013:

(Dollars in thousands, except per share amounts)	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at September 30, 2012	1,115,000	$13.42	9.50	$4,059
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at March 31, 2013	1,115,000	$13.42	9.00	$5,385

At March 31, 2013, the Company had $3.1 million of unrecognized compensation expense related to 1,039,676 stock options vested or expected to vest. The period over which compensation cost related to non-vested awards is expected to be recognized was 4.00 years at March 31, 2013. As of March 31, 2013, 223,000 shares were vested. The table below presents information about stock options vested or expected to vest over the five-year vesting period at March 31, 2013:

(Dollars in thousands, except per share amount)
Options vested or expected to vest at period end	1,039,676
Weighted-average exercise price	$13.42
Remaining contractual life (years)	9.00
Aggregate intrinsic value	$5,022

The table below presents restricted stock award activity for the six months ended March 31, 2013:

	Restricted stock awards	Weighted- average grant date fair value
Non-vested at September 30, 2012	449,500	$13.42
Granted	-	-
Vested	(89,900)	13.42
Forfeited	-	-
Non-vested at March 31, 2013	359,600	$13.42

At March 31, 2013, unrecognized compensation expense adjusted for expected forfeitures was $3.0 million related to 329,217 shares of restricted stock expected to vest over the remaining four years of the five-year vesting period. The weighted-average period over which compensation cost related to non-vested awards is expected to be recognized was 4.00 years at March 31, 2013.

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock options and restricted stock issued and outstanding as of March 31, 2013 that will be recognized in future periods is as follows:

(Dollars in thousands)	Stock Options	Restricted Stock	Total
For the six months ending September 30, 2013	$392	$720	$1,112
For the year ending September 30, 2014	782	1,140	1,922
For the year ending September 30, 2015	782	664	1,446
For the year ending September 30, 2016	782	342	1,124
For the six months ending March 31, 2017	383	103	486
Total	$3,121	$2,969	$6,090

Share-based compensation related to stock options and restricted stock recognized for the three and six months ended March 31, 2013 was $914,000 and $1.9 million, respectively, and the related income tax benefit was $347,000 and $708,000, respectively.

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

Unearned ESOP shares are shown as a reduction of stockholders’ equity. Dividends on unearned ESOP shares, if paid, will be considered to be compensation expense. The Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized in stockholders’ equity. The Company receives a tax deduction equal to the cost of the shares released. As the ESOP is internally leveraged, the loan receivable by Franklin Financial from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Compensation expense related to the ESOP for the three and six months ended March 31, 2013 was $249,000 and $490,000, respectively, compared to $186,000 and $422,000, respectively, for the three and six months ended March 31, 2012. The fair value of unearned ESOP shares, using the closing quoted market price per share of the Company’s stock, was $18.5 million at March 31, 2013. A summary of ESOP share allocation for the six months ended March 31, 2013 is as follows:

Shares allocated at September 30, 2012	100,041
Shares allocated during the period	28,488
Shares distributed during the period	(1,307)
Allocated shares held by the ESOP trust at March 31, 2013	127,222
Unearned shares at March 31, 2013	1,015,698
Total ESOP shares	1,142,920

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since some commitments may expire without being funded, the commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $119.3 million and $104.9 million at March 31, 2013 and September 30, 2012, respectively.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk and recourse provisions involved in issuing letters of credit are essentially the same as those involved in extending loans to customers, and the estimated fair value of these letters of credit, which is included in accrued expenses and other liabilities, was not material at March 31, 2013 and September 30, 2012, respectively. The amount of standby letters of credit was $1.1 million and $799,000 at March 31, 2013 and September 30, 2012, respectively. The Company believes that the likelihood of having to perform on standby letters of credit is remote based on the financial condition of the guarantors and the Company’s historical experience.

At March 31, 2013, the Company had no rate lock commitments to originate mortgage loans and mortgage loans held for sale of $643,000 compared to $691,000 and $1.5 million, respectively, at September 30, 2012. At March 31, 2013, the Company had corresponding commitments outstanding of $643,000 to sell loans on a best-efforts basis compared to $2.1 million at September 30, 2012. These commitments to sell loans are designed to eliminate the Company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

Note 9. Fair Value Measurements

In determining fair value, the Company uses various valuation approaches, including market, income and cost approaches. Accounting standards set forth a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, which are developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the variables that the market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). A financial asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The following is a description of valuation methodologies used for assets recorded at fair value on a recurring or non-recurring basis. The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter and, based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be rare.

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

Securities held to maturity: Securities held-to-maturity are recorded at fair value on a non-recurring basis. A held-to-maturity security’s amortized cost is adjusted only in the event that a decline in fair value is deemed to be other-than-temporary. At March 31, 2013, certain held-to-maturity securities were deemed to be other-than-temporarily impaired. These securities are classified as Level 3 securities and were written down to fair value at the balance sheet date determined by discounting estimated future cash flows. Management believes that classification and valuation of these securities, consisting of private-label asset-backed securities, as Level 3 assets was necessary as the market for such securities severely contracted beginning in 2008 and became and has remained inactive since that time. While the market for highly-rated private-label securities with low delinquency levels and high subordination saw significant price improvement beginning in the second half of fiscal 2010, the market for securities similar to those recognized as other-than-temporarily impaired, which had low ratings, high delinquency levels, and low subordination levels, remained inactive. As a result, management does not believe that quoted prices on similar assets were representative of fair value as there were few transactions, and transactions were often executed at distressed prices. Management estimates and discounts future cash flows based on a combination of observable and unobservable inputs, including a security’s subordination percentage, projected delinquency rates, and estimated loss severity given default. These estimates are discounted using observable current market rates for securities with similar credit quality.

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

Impaired loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and, if necessary, a specific allowance for loan losses is established. Loans for which it is probable that payment of principal and interest will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management writes the loan down to net realizable value, which, for “collateral dependent” impaired loans, is equal to fair value less estimated costs to sell, if the loan balance exceeds net realizable value. For loans deemed to be “collateral dependent,” fair value is estimated using the appraised value of the related collateral. At the time the loan is identified as impaired, the Company determines if an updated appraisal is needed and orders an appraisal if necessary. Subsequent to the initial measurement of impairment, management considers the need to order updated appraisals each quarter if changes in market conditions lead management to believe that the value of the collateral may have changed materially. Impaired loans where a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or an appraised value less than one year old estimated utilizing information gathered from an active market, the Company classifies the impaired loan as a Level 2 asset. When an appraised value is not available, is greater than one year old, or if management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the impaired loan as a Level 3 asset. Additionally, if the fair value of an impaired loan is determined using an appraisal less than one year old that utilizes information gathered from an inactive market or contains material adjustments based upon unobservable market data, the Company classifies the impaired loan as a Level 3 asset.

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

Assets measured at fair value on a recurring basis as of March 31, 2013 are summarized below:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
States and political subdivisions	$6,416	$-	$6,416	$-
Agency mortgage-backed securities	113,071	-	113,071	-
Agency collateralized mortgage obligations	115,858	-	115,858	-
Corporate equity securities	17,655	17,655	-	-
Corporate debt securities	92,097	-	87,272	4,825
Total assets at fair value	$345,097	$17,655	$322,617	$4,825

A rollforward of securities classified as Level 3 measured at fair value on a recurring basis from the prior year end is as follows (dollars in thousands):

Balance of Level 3 assets measured on a recurring basis at September 30, 2012	$6,433
Principal payments in period	(101)
Sales of securities in period	(1,496)
Accretion (amortization) of premiums or discounts	(14)
Other-than-temporary impairment charges included in noninterest income	(44)
Net change in unrealized gains or losses included in accumulated other comprehensive income	47
Balance of Level 3 assets measured on a recurring basis at March 31, 2013	$4,825

Level 3 securities measured at fair value on a recurring basis at March 31, 2013 consisted of one corporate debt security for which the Company was not able to obtain dealer quotes due to lack of trading activity. For this security the Company obtained a bid indication from a third-party trading desk to determine the fair value.

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

Assets measured at fair value on a non-recurring basis as of March 31, 2013 are included in the table below:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Non-agency collateralized mortgage obligations	$2,052	$-	$-	$2,052
Impaired loans
One- to four-family	1,559	-	-	1,559
Land and land development	7,041	-	-	7,041
Other real estate owned	382	-	292	90
Total assets at fair value	$11,034	$-	$292	$10,742

In estimating the fair value of non-agency collateralized mortgage obligations (“CMOs”), the Company performs a discounted cash flow analysis that uses certain unobservable inputs, including delinquency and loss severity rates for the collateral underlying each security, cash flow estimates obtained from a third-party service, and the discount rate applied. Since there is no readily-available discount rate for each individual security, the Company begins with the rate of a seven-year corporate bond (which management believes mirrors the expected remaining life of these securities) with a credit rating of B as of the balance sheet date. The Company applies this rate as the discount rate on non-agency CMOs rated as “investment grade” by the major rating agencies and applies multiples of this rate to non-agency CMO’s of lower credit quality. For securities rated one level below investment grade, the Company applies this rate times a factor of two; for securities rated two levels below investment grade, the Company applies this rates times a factor of three; and for securities rate three or more levels below investment grade, the Company applies this rate times a factor of four. The following table provides information about unobservable inputs used in the valuation of non-agency CMOs at March 31, 2013:

	Range	Weighted Average
Delinquency rate	0.00% - 74.65%	15.47%
Loss severity	0.03% - 80.33%	42.52%
Discount rate	5.23% - 20.88%	16.84%

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

The estimated fair values of the Company’s financial instruments, as well as their classifications in the fair value hierarchy, at March 31, 2013 and September 30, 2012 are as follows:

	March 31, 2013
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$143,106	$143,106	$143,106	$143,106	$-	$-	$-	$-
Securities available for sale	345,097	345,097	17,655	17,655	322,617	322,617	4,825	4,825
Securities held to maturity	17,387	18,885	-	-	8,486	9,114	8,901	9,771
Net loans	467,898	484,553	-	-	-	-	467,898	484,553
Loans held for sale	643	643	-	-	643	643	-	-
FHLB stock	9,779	9,779	9,779	9,779	-	-	-	-
Accrued interest receivable	4,045	4,045	4,045	4,045	-	-	-	-

Financial liabilities:
Deposits	628,810	635,011	-	-	628,810	635,011	-	-
FHLB borrowings	172,841	208,764	-	-	172,841	208,764	-	-
Accrued interest payable	874	874	874	874	-	-	-	-
Advance payments by borrowers for taxes and insurance	2,822	2,822	2,822	2,822	-	-	-	-

Off-balance-sheet financial instruments:
Commitments to extend credit	119,295	-	-	-	-	-	119,295	-
Standby letters of credit	1,091	20	-	-	-	-	1,091	20

	September 30, 2012
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$119,879	$119,879	$119,879	$119,879	$-	$-	$-	$-
Securities available for sale	394,179	394,179	14,796	14,796	372,950	372,950	6,433	6,433
Securities held to maturity	20,372	20,755	-	-	9,793	10,581	10,579	10,174
Net loans	450,465	469,359	-	-	-	-	450,465	469,359
Loans held for sale	1,458	1,458	-	-	1,458	1,458	-	-
FHLB stock	10,082	10,082	10,082	10,082	-	-	-	-
Accrued interest receivable	4,448	4,448	4,448	4,448	-	-	-	-

Financial liabilities:
Deposits	640,304	647,640	-	-	640,304	647,640	-	-
FHLB borrowings	172,204	213,040	-	-	172,204	213,040	-	-
Accrued interest payable	912	912	912	912	-	-	-	-
Advance payments by borrowers for taxes and insurance
	2,325	2,325	2,325	2,325	-	-	-	-
Off-balance-sheet financial instruments:
Commitments to extend credit	104,926	-	-	-	-	-	104,926	-
Standby letters of credit	799	18	-	-	-	-	799	18

Note 10. Stock Repurchase Program

On September 12, 2012, the board of directors approved a second stock repurchase program whereby the Company was authorized to repurchase up to 5%, or 679,385 shares, of its outstanding common stock upon completion of the initial share repurchase program. During the three and six months ended March 31, 2013, the Company repurchased 23,085 shares and 433,826 shares, respectively, of its outstanding common stock under this second program for $396,000 and $7.4 million, respectively, or an average price of $17.14 per share and $16.94 per share, respectively, completing this program.

On November 15, 2012, the board of directors approved a third stock repurchase program whereby the Company was authorized to repurchase up to 645,415 shares, or approximately 5% of its common stock that was outstanding upon completion of the second stock repurchase program. During the three months ended March 31, 2013, the Company repurchased 151,900 shares of its outstanding common stock under this third program for $2.7 million, or an average price of $17.76 per share.

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

Comparison of Financial Condition at March 31, 2013 and September 30, 2012

Assets. Total assets at March 31, 2013 were $1,052.1 million, a decrease of $18.7 million, or 1.7%, from total assets of $1,070.8 million at September 30, 2012.

Cash and cash equivalents increased $23.2 million to $143.1 million at March 31, 2013 compared to $119.9 million at September 30, 2012, an increase of 19.4%. The increase in cash and cash equivalents from September 30, 2012 to March 31, 2013 was primarily due to net income as well as decreases in securities and other real estate owned, partially offset by an increase in loans, a decrease in deposits, stock repurchases and a special cash dividend. Securities decreased $52.1 million, or 12.6%, to $362.5 million at March 31, 2013 compared to $414.6 million at September 30, 2012. The decrease in securities included $62.8 million of normal principal payments on securities, $13.3 million of maturities and calls on corporate debt securities, and $18.3 million of sales of corporate debt securities and municipal bonds, partially offset by the purchase of $41.9 million of agency CMOs and MBSs.

Total loans, excluding loans held for sale, increased $18.0 million, or 3.9%, to $482.0 million at March 31, 2013 compared to $464.0 million at September 30, 2012. Multi-family loans increased $15.8 million, nonresidential loans increased $6.4 million and land and land development loans increased $2.2 million. These increases were partially offset by a decline in one- to four-family loans of $6.8 million.

Liabilities. Total liabilities at March 31, 2013 were $811.1 million compared to $821.3 million at September 30, 2012, a decrease of $10.2 million, or 1.2%, primarily as a result of a $17.0 million decrease in certificates of deposit, partially offset by a $5.5 million increase in money market checking and money market savings accounts.

Stockholders’ equity. Stockholders’ equity was $241.0 million at March 31, 2013, a decrease of $8.5 million, or 3.4%, from September 30, 2012. The decrease was the result of the repurchase of $10.4 million of common stock as part of the Company’s stock repurchase programs, the purchase of $1.8 million of common stock for the 2012 Equity Incentive Plan and the payment of a $5.3 million special cash dividend, partially offset by net income of $5.0 million, stock-based compensation expense of $1.9 million, the allocation of $490,000 of ESOP shares, and other comprehensive income of $1.5 million.

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

	For the Three Months Ended March 31,
	2013			2012
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One- to four-family	$101,050	$1,725	6.92%	$110,646	$1,955	7.11%
Multi-family	90,925	1,411	6.29	78,914	1,290	6.57
Nonresidential	213,039	3,409	6.49	188,268	3,155	6.74
Construction	24,065	324	5.46	35,909	572	6.41
Land and land development	46,090	475	4.18	61,984	746	4.84
Other	443	9	8.24	571	12	8.45
Total loans	475,612	7,353	6.27	476,292	7,730	6.53
Securities:
Collateralized mortgage obligations	144,970	549	1.54	243,757	1,125	1.86
Mortgage-backed securities	112,601	450	1.62	32,116	237	2.97
States and political subdivisions	11,897	163	5.56	13,730	186	5.45
U. S. government agencies	-	-	-	825	4	1.95
Corporate equity securities	16,258	87	2.17	25,194	77	1.23
Corporate debt securities	102,072	1,204	4.78	121,894	1,595	5.26
Total securities	387,798	2,453	2.57	437,516	3,224	2.96
Investment in FHLB stock	10,072	59	2.38	10,637	33	1.29
Other interest-earning assets	102,148	49	0.20	94,360	30	0.12
Total interest-earning assets	975,630	9,914	4.12	1,018,805	11,017	4.35
Allowance for loan losses	(10,853)			(11,930)
Noninterest-earning assets	91,266			80,304
Total assets	$1,056,043			$1,087,179
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Money market savings	$227,361	269	0.48	$221,418	255	0.46
Money market checking	47,878	51	0.43	43,362	51	0.47
Certificates of deposit	356,369	1,292	1.47	364,113	1,638	1.81
Total deposits	631,608	1,612	1.04	628,893	1,944	1.24
FHLB borrowings	172,635	1,911	4.49	190,000	2,287	4.84
Total interest-bearing liabilities	804,243	3,523	1.78	818,893	4,231	2.08
Noninterest bearing liabilities	10,757			10,012
Total liabilities	815,000			828,905
Stockholders’ equity	241,043			258,274
Total liabilities and stockholders’ equity	$1,056,043			$1,087,179
Net interest income		$6,391			$6,786
Interest rate spread(1)			2.34%			2.27%
Net interest margin(2)			2.66%			2.68%
Average interest-earning assets to average interest-bearing liabilities			121%			124%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and March 31, 2012

General. We had net income of $2.7 million, or $0.23 per share, for the three months ended March 31, 2013 compared to net income of $2.5 million, or $0.19 per share, for the three months ended March 31, 2012, an improvement of $207,000, or 8.2%. The increase was primarily the net result of an increase of $1.4 million in gains on sales of securities and a $795,000 decrease in other-than-temporary impairment charges on securities included in income, partially offset by a $395,000 decrease in net interest income, a $424,000 increase in the provision for loan losses, and a $1.1 million increase in other noninterest expenses.

Net Interest Income. Net interest income decreased $395,000, or 5.8%, to $6.4 million in the three months ended March 31, 2013 from $6.8 million in the three months ended March 31, 2012. The decrease in net interest income was the result of the sale, maturity and prepayment of higher yielding securities and loans, which resulted in both lower remaining balances and lower yields on these asset classes. The average balances of interest-earning assets declined $43.2 million from the three months ended March 31, 2012 to the three months ended March 31, 2013 and the yield declined 23 basis points.

Total interest and dividend income decreased $1.1 million, or 10.0%, to $9.9 million for the three months ended March 31, 2013 from $11.0 million for the three months ended March 31, 2012. Interest income on loans decreased $377,000 primarily due to a 26 basis point decline in yield as well as a decrease of $680,000 in the average balance of loans. The decline in yield was the result of a lower interest rate environment as well as increased competition for quality loans. The average balance of land and land development loans decreased $15.9 million and the yield declined 66 basis points. The average balance of one- to four-family loans decreased $9.6 million and the yield declined 19 basis points. The average balance of construction loans decreased $11.8 million and the yield declined 95 basis points. These decreases in average balances were partially offset by a $24.8 million increase in the average balance of nonresidential loans and a $12.0 million increase in the average balance of multi-family loans. Their yields declined 25 basis points and 28 basis points, respectively.

Interest and dividend income on investment securities (excluding FHLB stock) decreased $771,000, or 23.9%, due to a $49.7 million decrease in the average balance of investment securities for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as well as a 39 basis point decline in yield. The average balance of CMOs decreased $98.8 million and the yield decreased 32 basis points due to substantial prepayments of higher yielding CMOs, resulting in a decrease in interest income of $576,000. The average balance of corporate debt securities decreased $19.8 million and the yield declined 48 basis points due to the sale of longer-term corporate and municipal bonds, resulting in a decrease in interest income of $391,000. These decreases were partially offset by an increase in interest income on MBSs of $213,000 due to an $80.5 million increase in the average balance that was partially offset by a 135 basis point decline in yield. The Company has significantly increased its investment in short-term MBSs and CMOs to meet regulatory qualified thrift lender requirements and to better position the Company for rising interest rates.

Total interest expense decreased $708,000, or 16.7%, to $3.5 million for the three months ended March 31, 2013 from $4.2 million for the three months ended March 31, 2012. The decline was the result of a $332,000 decrease in deposit costs and a $376,000 decrease in Federal Home Loan Bank (“FHLB”) borrowings costs. The average balance of interest-bearing deposits increased $2.7 million due to an increase in the average balance of money market savings and money market checking accounts of $10.4 million, partially offset by a $7.7 million decrease in the average balance of certificates of deposit. The Company has not been aggressive in deposit pricing since its mutual to stock conversion because of the large amount of cash raised in the conversion. The average interest rate paid on deposits decreased 20 basis points as a result of the lower interest rate environment for deposits in the three months ended March 31, 2013 compared to the comparable period in the prior year. As the economy has improved, depositors have been more willing to move their certificates of deposit to higher risk assets to get a greater return on their funds. The average balance of FHLB borrowings decreased $17.4 million and the average interest rate paid declined 35 basis points due to debt modifications made during the third quarter of fiscal 2012.

Provision for Loan Losses. The provision for loan losses increased $424,000 to $126,000 for the three months ended March 31, 2013 compared to a credit provision of $298,000 for the three months ended March 31, 2012. The increase in the provision was primarily due to a $9.3 million increase in loans from December 31, 2012 to March 31, 2013. Net loan charge-offs were $137,000 for the three months ended March 31, 2013 compared to $245,000 for the three months ended March 31, 2012. The overall allowance rate decreased 4 basis points at March 31, 2013 to 2.21% of total loans from 2.25% of total loans at December 31, 2012. See note 4 of the notes to the unaudited consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses, which was changed in the most recent quarter.

Noninterest Income

The following table presents the components of noninterest income and the percentage increase (decrease) from the comparable prior year quarter:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2013	2012	%
Service charges on deposit accounts	$11	$16	(35.2)%
Other service charges and fees	72	108	(33.1)
Gains on sales of loans held for sale	45	63	(27.5)
Gains on sales of securities, net	1,382	-	NM
Gains on sales of other real estate owned	525	428	22.8

Impairment of securities	(1,029)	(935)	10.1
Impairment recognized in OCI	(953)	(64)	NM
Net impairment reflected in earnings	(76)	(871)	(91.2)

Increase in cash surrender value of bank-owned life insurance	315	319	(1.2)
Other operating income	181	125	44.6
Total noninterest income	$2,455	$188	NM

Gains, Losses, and Impairment Charges on Securities. Other-than-temporary-impairment charges on securities reflected in earnings decreased $795,000 to $76,000 for the three months ended March 31, 2013 compared to $871,000 for the three months ended March 31, 2012. Impairment charges reflected in earnings related entirely to debt securities for the three months ended March 31, 2013 compared to $719,000 on debt securities and $152,000 on equity securities in the three months ended March 31, 2012. Impairment charges for the three months ended March 31, 2013 related to the Company’s portfolio of non-agency CMOs. Sales of securities resulted in gains of $1.4 million for the three months ended March 31, 2013 compared to no gains or losses for the three months ended March 31, 2012.

Noninterest Income, Excluding Gains, Losses, and Impairment Charges on Securities. Total other noninterest income excluding gains, losses, and impairment charges on securities increased $90,000, or 8.5%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily as a result of net gains on sales of other real estate owned of $525,000 in the three months ended March 31, 2013 compared to $428,000 in the three months ended March 31, 2012, an increase of $97,000.

Other Noninterest Expenses.

The following table presents the components of other noninterest expenses and the percentage increase (decrease) from the comparable prior year quarter:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2013	2012	%
Personnel expense	$2,798	$2,050	36.5%
Occupancy expense	245	228	7.9
Equipment expense	227	232	(1.8)
Advertising expense	32	51	(37.3)
Federal deposit insurance premiums	157	203	(22.8)
Other operating expenses	1,254	848	47.8
Total other noninterest expenses	$4,713	$3,612	30.5

Total noninterest expenses increased $1.1 million, or 30.5%, to $4.7 million for the three months ended March 31, 2013 compared to $3.6 million for the three months ended March 31, 2012. The increase in noninterest expenses was due primarily to a $748,000 increase in personnel expense and a $406,000 increase in other operating expenses mainly due to increased stock compensation expense related to the stock options and restricted stock granted under the Company’s 2012 Equity Incentive Plan in March 2012. The increase in other operating expenses was also due to increased technology costs as we prepare for the introduction of additional checking products in fiscal 2013.

Income Tax Expense. Income tax expense was $1.3 million for the three months ended March 31, 2013 compared to $1.2 million for the three months ended March 31, 2012. The effective income tax rate for the three months ended March 31, 2013 was 32.2% compared to an effective income tax rate of 31.5% for the three months ended March 31, 2012.

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

	For the Six Months Ended March 31,
	2013			2012
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One- to four-family	$102,059	$3,413	6.71%	$111,257	$3,920	7.05%
Multi-family	88,041	2,711	6.18	78,394	2,591	6.61
Nonresidential	208,777	6,788	6.52	188,867	6,432	6.81
Construction	23,829	700	5.89	37,776	1,199	6.35
Land and land development	45,117	970	4.31	64,353	1,449	4.50
Other	453	19	8.41	598	25	8.36
Total loans	468,276	14,601	6.25	481,245	15,616	6.49
Securities:
Collateralized mortgage obligations	158,648	1,164	1.47	252,549	2,476	1.96
Mortgage-backed securities	102,563	871	1.70	30,858	466	3.02
States and political subdivisions	12,444	333	5.37	15,307	376	4.91
U. S. government agencies	-	-	-	2,485	18	1.45
Corporate equity securities	15,578	172	2.21	24,195	185	1.53
Corporate debt securities	107,476	2,550	4.76	119,761	3,207	5.36
Total securities	396,709	5,090	2.57	445,155	6,728	3.02
Investment in FHLB stock	10,077	121	2.41	10,742	57	1.04
Other interest-earning assets	102,001	100	0.20	88,425	53	0.12
Total interest-earning assets	977,063	19,912	4.09	1,025,567	22,454	4.38
Allowance for loan losses	(10,719)			(13,482)
Noninterest-earning assets	94,812			80,075
Total assets	$1,061,156			$1,092,160
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Money market savings	$226,263	510	0.45	$221,670	510	0.46
Money market checking	46,927	102	0.44	43,194	103	0.48
Certificates of deposit	361,094	2,697	1.50	370,734	3,397	1.83
Total deposits	634,284	3,309	1.05	635,598	4,010	1.26
FHLB borrowings	172,475	3,857	4.48	190,000	4,603	4.85
Total interest-bearing liabilities	806,759	7,166	1.78	825,598	8,613	2.09
Noninterest bearing liabilities	10,459			10,772
Total liabilities	817,218			836,370
Stockholders’ equity	243,938			255,790
Total liabilities and stockholders’ equity	$1,061,156			$1,092,160
Net interest income		$12,746			$13,841
Interest rate spread(1)			2.31%			2.29%
Net interest margin(2)			2.62%			2.69%
Average interest-earning assets to average interest-bearing liabilities			121%			124%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for the Six Months Ended March 31, 2013 and March 31, 2012

General. We had net income of $5.0 million, or $0.42 per share, for the six months ended March 31, 2013 compared to net income of $4.3 million, or $0.32 per share, for the six months ended March 31, 2012, an improvement of $741,000, or 17.3%. The increase was primarily the net result of a $2.1 million decrease in other-than-temporary impairment charges on securities included in income, a $1.4 million increase in gains on sales of securities, and a $939,000 increase in gains on sales of other real estate owned, partially offset by a $1.1 million decrease in net interest income, a $513,000 increase in the provision for loan losses, and a $2.1 million increase in other noninterest expenses.

Net Interest Income. Net interest income decreased $1.1 million, or 7.9%, to $12.7 million in the six months ended March 31, 2013 from $13.8 million in the six months ended March 31, 2012. The decrease in net interest income was the result of the sale, maturity and prepayment of higher yielding securities and loans, which resulted in both lower remaining balances and lower yields on these asset classes. The average balances of interest-earning assets declined $48.5 million from the six months ended March 31, 2012 to the six months ended March 31, 2013 and the yield declined 29 basis points.

Total interest and dividend income decreased $2.5 million, or 11.3%, to $19.9 million for the six months ended March 31, 2013 from $22.5 million for the six months ended March 31, 2012. Interest income on loans decreased $1.0 million primarily due to a decrease of $13.0 million in the average balance of loans as well as a 24 basis point decline in yield. The decline in yield was the result of a lower interest rate environment as well as increased competition for quality loans. The average balance of land and land development loans decreased $19.2 million and the yield declined 19 basis points. The average balance of one- to four-family loans decreased $9.2 million and the yield declined 34 basis points. The average balance of construction loans decreased $13.9 million and the yield increased 46 basis points. These decreases in average balances were partially offset by a $19.9 million increase in the average balance of nonresidential loans and a $9.6 million increase in the average balance of multi-family loans. Their yields declined 29 basis points and 43 basis points, respectively.

Interest and dividend income on investment securities (excluding FHLB stock) decreased $1.6 million, or 24.3%, due to a $48.4 million decrease in the average balance of investment securities for the six months ended March 31, 2013 compared to the six months ended March 31, 2012 as well as a 45 basis point decline in yield. The average balance of CMOs decreased $93.9 million and the yield decreased 49 basis points due to substantial prepayments of higher yielding CMOs, resulting in a decrease in interest income of $1.3 million. The average balance of corporate debt securities decreased $12.3 million and the yield declined 60 basis points, resulting in a decrease in interest income of $657,000. These decreases were partially offset by an increase in interest income on MBSs of $405,000 from the six months ended March 31, 2012 to the six months ended March 31, 2013 due to a $71.7 million increase in the average balance that was partially offset by a 132 basis point decline in yield. The Company has significantly increased its investment in short-term MBSs and CMOs to meet regulatory qualified thrift lender requirements and to better position the Company for rising interest rates.

Total interest expense decreased $1.4 million, or 16.8%, to $7.2 million for the six months ended March 31, 2013 from $8.6 million for the six months ended March 31, 2012. The decline was the result of a $701,000 decrease in deposit costs and a $746,000 decrease in FHLB borrowings costs. The average balance of interest-bearing deposits decreased $1.3 million due to a decrease in the average balance of certificates of deposit of $9.6 million, partially offset by an $8.3 million increase in the average balance of money market savings and money market checking accounts. The Company has not been aggressive in deposit pricing since its mutual to stock conversion because of the large amount of cash raised in the conversion. The average interest rate paid on deposits decreased 21 basis points as a result of the lower interest rate environment for deposits in the six months ended March 31, 2013 compared to the comparable period in the prior year. As noted above, as the economy has improved, depositors have been more willing to move their certificates of deposit to higher risk assets to get a greater return on their funds. The average balance of FHLB borrowings decreased $17.5 million and the average interest rate paid declined 37 basis points due to debt modifications made during the third quarter of fiscal 2012.

Provision for Loan Losses. The provision for loan losses increased $513,000 to $361,000 for the six months ended March 31, 2013 compared to a credit provision of $152,000 for the six months ended March 31, 2012. The increase in the provision was primarily due to an increase in loans from September 30, 2012 to March 31, 2013. Net loan charge-offs were $7,000 for the six months ended March 31, 2013 compared to $3.3 million for the six months ended March 31, 2012. The overall allowance rate decreased 1 basis point at March 31, 2013 to 2.21% of total loans from 2.22% of total loans at September 30, 2012. See note 4 of the notes to the unaudited consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses, which was changed in the most recent quarter.

Noninterest Income (Expense)

The following table presents the components of noninterest income (expense) and the percentage increase (decrease) from the comparable prior year six months:

	Six Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2013	2012	%
Service charges on deposit accounts	$23	$24	(2.5)%
Other service charges and fees	335	614	(45.4)
Gains on sales of loans held for sale	94	141	(33.1)
Gains on sales of securities, net	1,413	-	NM
Gains on sales of other real estate owned	1,564	625	149.9

Impairment of securities	(1,079)	(2,879)	(62.5)
Impairment recognized in OCI	(884)	(553)	59.8
Net impairment reflected in earnings	(195)	(2,326)	(91.6)

Increase in cash surrender value of bank-owned life insurance	642	642	0.1
Other operating income	368	225	63.4
Total noninterest income (expense)	$4,244	$(55)	NM

Gains, Losses, and Impairment Charges on Securities. Other-than-temporary-impairment charges on securities reflected in earnings decreased $2.1 million to $195,000 for the six months ended March 31, 2013 compared to $2.3 million for the six months ended March 31, 2012. Impairment charges reflected in earnings related entirely to debt securities for the six months ended March 31, 2013 compared to $815,000 on debt securities and $1.5 million on equity securities in the six months ended March 31, 2012. Impairment charges for the six months ended March 31, 2013 related to the Company’s investment in an auction-rate municipal bond backed by student loans that experienced deteriorating collateral quality as well as our portfolio of non-agency CMOs. Sales of securities resulted in gains of $1.4 million for the six months ended March 31, 2013 compared to no gains or losses for the six months ended March 31, 2012.

Noninterest Income, Excluding Gains, Losses, and Impairment Charges on Securities. Total other noninterest income excluding gains, losses, and impairment charges on securities increased $755,000, or 33.2%, for the six months ended March 31, 2013 compared to the six months ended March 31, 2012, primarily as a result of net gains on sales of other real estate owned of $1.6 million in the six months ended March 31, 2013 compared to $625,000 in the six months ended March 31, 2012, an increase of $939,000. The increase was partially offset by a $279,000 decrease in other service charges and fees due to fees received on the prepayment of several large loans in the prior year.

Other Noninterest Expenses.

The following table presents the components of other noninterest expenses and the percentage increase (decrease) from the comparable prior year six months:

	Six Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2013	2012	%
Personnel expense	$5,534	$4,078	35.7%
Occupancy expense	481	440	9.4
Equipment expense	454	458	(0.7)
Advertising expense	59	110	(46.5)
Federal deposit insurance premiums	353	411	(14.0)
Other operating expenses	2,425	1,669	45.3
Total other noninterest expenses	$9,306	$7,166	29.9

Total noninterest expenses increased $2.1 million, or 29.9%, to $9.3 million for the six months ended March 31, 2013 compared to $7.2 million for the six months ended March 31, 2012. The increase in noninterest expenses was due primarily to a $1.5 million increase in personnel expense and a $756,000 increase in other operating expenses primarily due to increased stock compensation expense related to the stock options and restricted stock granted under the Company’s 2012 Equity Incentive Plan in March 2012. The increase in other operating expenses was also due to increased technology costs as we prepare for the introduction of additional checking products in fiscal 2013.

Income Tax Expense. Income tax expense was $2.3 million for the six months ended March 31, 2013 compared to $2.5 million for the six months ended March 31, 2012. The effective income tax rate for the six months ended March 31, 2013 was 31.4% compared to an effective income tax rate of 36.8% for the six months ended March 31, 2012. The decrease in the effective tax rate was due to the $1.5 million impairment losses on equity securities for the six months ended March 31, 2012 compared to no losses for the six months ended March 31, 2013. Losses on equity securities are capital losses and can only be used for tax purposes to offset capital gains. Because the Company is in a capital loss carryforward position and unable to use capital losses, no related tax benefit was recognized for the six months ended March 31, 2012.

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

	Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012			Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$(13)	$(364)	$(377)	$(428)	$(587)	$(1,015)
Securities	(357)	(414)	(771)	(691)	(947)	(1,638)
Investment in FHLB stock	(11)	37	26	(10)	74	64
Other interest earning assets	2	17	19	8	39	47
Total	(379)	(724)	(1,103)	(1,121)	(1,421)	(2,542)
Interest expense:
Deposits:
Money market savings	5	9	14	24	(24)	-
Money market checking	19	(19)	-	22	(23)	(1)
Certificates of deposit	(35)	(311)	(346)	(130)	(570)	(700)
FHLB borrowings	(209)	(167)	(376)	(408)	(338)	(746)
Total	(220)	(488)	(708)	(492)	(955)	(1,447)
Decrease in net interest income	$(159)	$(236)	$(395)	$(629)	$(466)	$(1,095)

Asset Quality

Nonperforming Assets (NPAs)

At March 31, 2013, nonperforming assets totaled $50.6 million, an increase of $1.5 million from $49.1 million at September 30, 2012. Our level of NPAs remains elevated over historical experience as a result of stresses in real estate markets, which are largely a result of the broader and extended economic slowdown. While we intend to actively work to reduce our NPAs, these levels of nonperforming assets are likely to remain elevated in the near term as problem loans work to resolution, which in some cases may be foreclosure.

Nonperforming assets at March 31, 2013 included $40.2 million in nonperforming loans (NPLs) as summarized in the table below. The following table reflects the balances and changes from the prior quarter:

(Dollars in thousands)	March 31, 2013	September 30, 2012	Increase (Decrease)
Nonaccrual loans:
One- to four-family	$11,344	$9,884	$1,460
Multi-family	12,625	12,664	(39)
Construction	20	178	(158)
Land and land development	16,182	9,841	6,341
Total nonperforming loans	$40,171	$32,567	$7,604

The primary reason for the increase in nonperforming loans at March 31, 2013 was the addition of $7.0 million of loans secured by land in the western part of Virginia. The loans matured at December 31, 2012 and have not yet been renewed or restructured, though the borrower has continued to make payments according to the original terms of the loans.

At March 31, 2013, the allowance for loan losses as a percentage of total loans was 2.21% compared to 2.22% at September 30, 2012. See note 4 of the notes to the unaudited consolidated financial statements for further analysis of the allowance for loan losses.

The following table sets forth selected asset quality data and ratios for the dates indicated:

(Dollars in thousands)	March 31, 2013	September 30, 2012
Nonperforming loans	$40,171	$32,567
Other real estate owned	10,440	16,502
Total nonperforming assets	50,611	49,069
Performing troubled debt restructurings (1)	5,518	5,534
Total nonperforming assets and troubled debt restructurings	$56,129	$54,603

Allowance for loan losses	$10,638	$10,284
Total loans	$482,007	$464,036

Ratios
Allowance as a percentage of total loans	2.21%	2.22%
Allowance as a percentage of nonperforming loans	26.48%	31.58%
Total nonperforming loans to total loans	8.33%	7.02%
Total nonperforming loans to total assets	3.82%	3.04%
Total nonperforming assets and troubled debt restructurings to total assets	5.33%	5.10%

(1)	Performing troubled debt restructurings do not include troubled debt restructurings that remain on nonaccrual status and are included in nonaccrual loans above.

At March 31, 2013, nonaccrual loans were primarily comprised of the following:

•	Land and land development loans:

-	One loan on several hundred acres of undeveloped land in central Virginia proposed for a residential development within a planned unit development. This loan had a balance of $5.0 million and was classified as impaired at March 31, 2013. The collateral was valued at $8.9 million based upon a September 2012 appraisal, and a specific allowance calculation on this loan resulted in no allowance at March 31, 2013 due to sufficient collateral. The borrower and guarantor on this loan declared bankruptcy and the Company is petitioning the bankruptcy court for release of its collateral.

-	One loan on several hundred acres of undeveloped land in central Virginia proposed for multi-use development within a planned unit development. This loan is a participation loan with two other banks, each having a one-third interest. The balance of the Company’s portion of this loan was $4.1 million and was classified as impaired at March 31, 2013. The collateral was valued at $15.1 million (of which $5.0 million is attributable to the Company) based upon a September 2012 appraisal, and a specific allowance calculation on this loan resulted in no allowance at March 31, 2013 due to sufficient collateral. The borrower and guarantor on this loan declared bankruptcy and the Company is petitioning the bankruptcy court for release of its collateral.

-	Two loans on over one hundred acres of mixed-use land in central Virginia. These loans had a combined balance of $7.0 million and were classified as impaired at March 31, 2013. The collateral was valued at $8.2 million based upon a March 2013 appraisal, and a specific allowance calculation on this loan resulted in no allowance at March 31, 2013 due to sufficient collateral.

•	Multifamily

-	Three loans on a 580-unit apartment complex in central Virginia that had a combined balance of $11.4 million. The apartment complex is valued at $14.1 million based upon a February 2012 appraisal. These loans were considered impaired at March 31, 2013, but no specific allowance was necessary due to sufficient collateral. At March 31, 2013, two loans with a balance of $5.3 million were current and one loan with a balance of $6.1 million was over 180 days delinquent.

-	One loan on a 64-unit apartment complex in central Virginia with a balance of $1.2 million at March 31, 2013. The apartment complex does not generate enough cash to service the debt and requires support from the guarantor. This loan was identified as impaired at March 31, 2013 and had no specific allowance due to sufficient collateral based on a June 2012 appraisal of the apartment complex indicating a value of $1.5 million. This loan was current at March 31, 2013.

•	One- to four-family

-	Sixty-six loans on one- to four-family residential properties in central Virginia to multiple borrowers with an aggregate balance of $7.2 million at March 31, 2013.

-	Two loans outstanding to separate entities controlled by the same guarantor totaling $4.1 million secured by twenty-one non-owner-occupied one- to four-family homes, almost all of which were rented at March 31, 2013. The two loans were over 180 days delinquent at March 31, 2013 because the rental cash flows from the properties were not sufficient to fully cover debt service. A specific allowance calculation on these loans resulted in a specific allowance of $345,000 at March 31, 2013 based on February 2012 appraisals totaling $4.2 million.

The following table shows the aggregate amounts of our classified and criticized loans and securities at the dates indicated in accordance with regulatory classification definitions.

(Dollars in thousands)	March 31, 2013	September 30, 2012
Loans(1)
Special mention	$20,734	$17,583
Substandard	45,488	37,002
Total criticized loans	66,222	54,585

Other real estate owned
Substandard	10,440	16,502
Total classified other real estate owned	10,440	16,502

Securities
Substandard	7,768	10,710
Total classified securities	7,768	10,710
Total criticized assets	$84,430	$81,797

(1)	For regulatory reporting, performing troubled debt restructurings can be reclassified at the beginning of each calendar year. As a result, total classified and criticized loans for GAAP and regulatory reporting may be different.

At March 31, 2013, substandard loans, other than nonperforming loans, were comprised primarily of the following:

-	One loan secured by several hundred acres of partially-developed residential land in central Virginia. The remaining property is zoned for 106 potential lots. The “as-is” value of the collateral based on a June 2012 appraisal is $6.6 million, and the Company’s loan balance at March 31, 2013 was $3.8 million. The loan was current at March 31, 2013 and, to date, has received support from the guarantors as needed.

-	One loan secured by a day care center and twenty-six developed lots in central Virginia. This loan had a balance of $2.0 million and was 61-90 days delinquent at March 31, 2013. The collateral for this loan was valued at $2.7 million based on a June 2011 appraisal of the day care center and the lots. We have two other loans to entities controlled by the guarantor on this loan as described above in the section regarding nonaccrual one- to four-family loans.

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

Our most liquid assets are cash and cash equivalents and securities classified as available-for-sale. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $143.1 million. In addition, at March 31, 2013, we had the ability to borrow a total of approximately $214.7 million in additional funds from the FHLB. Additionally, we established a borrowing arrangement with the Federal Reserve Bank of Richmond, although no borrowings have occurred and no assets have been pledged to date. We intend to use corporate bonds as collateral for this arrangement and had unpledged corporate bonds with an estimated fair value of $92.1 million at March 31, 2013.

At March 31, 2013, we had $119.3 million in loan commitments outstanding, which included $118.5 million in undisbursed loans. Certificates of deposit due within one year of March 31, 2013 totaled $208.9 million. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

At March 31, 2013, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OCC. There are no conditions or events that management believes have changed the Bank’s classification. As a savings and loan holding company regulated by the Federal Reserve Board (“FRB”), Franklin Financial is not currently subject to any separate regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. These capital requirements will apply to savings and loan holding companies beginning in 2015. Currently, capital requirements are proposed for all savings and loan holding companies as part of the Dodd-Frank Act. The following table reflects the level of required capital and actual capital of the Bank at March 31, 2013 and September 30, 2012:

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
March 31, 2013

Tier 1 capital	$169,533	17.10%	$39,658	4.00%	$49,840	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	169,533	26.34	25,741	4.00	38,612	6.00
(to risk weighted assets)

Risk-based capital	177,608	27.60	51,483	8.00	64,353	10.00
(to risk weighted assets)

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
September 30, 2012

Tier 1 capital	$179,110	17.68%	$40,518	4.00%	$50,996	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	179,110	26.62	26,912	4.00	40,368	6.00
(to risk weighted assets)

Risk-based capital	187,538	27.87	53,824	8.00	67,280	10.00
(to risk weighted assets)

During the six months ended March 31, 2013, the board of directors of the Bank declared a $15.0 million dividend that was paid to Franklin Financial on December 10, 2012.

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at March 31, 2013 and September 30, 2012 (dollars in thousands):

	March 31, 2013
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Risk-based capital
GAAP capital	$173,078	$173,078	$173,078
Accumulated gains on certain available-for-sale securities	(5,345)	(5,345)	(5,345)
Pension plan	1,800	1,800	1,800
General allowance for loan losses	-	-	8,075
Regulatory capital – computed	$169,533	$169,533	$177,608

	September 30, 2012
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Risk-based capital
GAAP capital	$184,277	$184,277	$184,277
Accumulated gains on certain available-for-sale securities	(6,967)	(6,967)	(6,967)
Pension plan	1,800	1,800	1,800
General allowance for loan losses	-	-	8,428
Regulatory capital – computed	$179,110	$179,110	$187,538

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

For the year ended September 30, 2012 and the six months ended March 31, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Analysis

Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The following table presents the change in the present value of Franklin Federal’s equity at March 31, 2013 that would occur in the event of an immediate change in interest rates based on management assumptions. The table does not include the effect of approximately $27.8 million of investable assets held by Franklin Financial Corporation at March 31, 2013.

	Present Value of Equity
Change in	Market
Basis Points	Value	$ Change	% Change
	(Dollars in thousands)
300	$196,594	$16,044	8.9%
200	193,094	12,544	6.9
100	188,539	7,989	4.4
0	180,550	-	-
-100	162,524	(18,026)	(10.0)

Using the same assumptions as above, the sensitivity of our projected net interest income for the twelve months ending March 31, 2014 is as follows:

	Projected Net Interest Income
Change in	Net Interest
Basis Points	Income	$ Change	% Change
	(Dollars in thousands)
300	$22,945	$(77)	(0.3)%
200	23,024	2	-
100	23,037	15	0.1
0	23,022	-	-
-100	22,511	(511)	(2.2)

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report filed on Form 10-K for the year ended September 30, 2012. As of March 31, 2013, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Purchases of securities

The Company’s purchases of its common stock made during the three months ended March 31, 2013 are summarized as follows:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
January 1 – 31, 2013	63,985	$17.18	63,985	604,515
February 1 – 28, 2013	43,600	17.84	43,600	560,915
March 1 – 31, 2013	87,072	18.09	67,400	493,515
Total	194,657	17.73	174,985

(1)	Includes 19,672 shares withheld by the Company to facilitate the satisfaction of the holder’s tax obligation upon the vesting of restricted stock.
(2)	On September 12, 2012, the board of directors approved a second stock repurchase program whereby the Company was authorized to repurchase up to 5%, or 679,385 shares, of its outstanding common stock upon completion of the initial stock repurchase program. During the three months ended March 31, 2013, the Company repurchased 23,085 shares of its outstanding common stock under this second program, completing this program. On November 15, 2012, the board of directors approved a third stock repurchase program whereby the Company was authorized to repurchase up to 645,415 shares, or approximately 5% of its common stock that was outstanding upon completion of the second stock repurchase program. During the three months ended March 31, 2013, the Company repurchased 151,900 shares of its outstanding common stock under this third program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of Franklin Financial Corporation (1)
3.2	Bylaws of Franklin Financial Corporation (2)
4.0	Form of Common Stock Certificate of Franklin Financial Corporation (3)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Franklin Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

(1)	Incorporated herein by reference to Exhibit 3.1 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(2)	Incorporated herein by reference to Exhibit 3.2 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(3)	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), as amended, initially filed with the Securities and Exchange Commission on December 10, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION
Registrant

May 9, 2013	By:	/s/ Richard T. Wheeler, Jr.
Richard T. Wheeler, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2013	By:	/s/ Donald F. Marker
Donald F. Marker
Vice President, Chief Financial Officer and Secretary/Treasurer
(Principal Financial and Accounting Officer)