Form 10-Q
period 2013-06-30
Franklin Financial Corp
filed 2013-08-07
CIK 1505823

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐ No ☒

12,500,440 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at July 31, 2013.

Franklin Financial Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)	June 30, 2013	September 30, 2012
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$21,423	$6,784
Interest-bearing deposits in other banks	103,865	98,344
Money market investments	4,021	14,751
Total cash and cash equivalents	129,309	119,879

Securities available for sale	331,521	394,179
Securities held to maturity	16,061	20,372

Loans, net of deferred loan fees	506,444	460,749
Less allowance for loan losses	9,912	10,284
Net loans	496,532	450,465

Loans held for sale	113	1,458
Federal Home Loan Bank stock	9,779	10,082
Office properties and equipment, net	6,956	6,167
Other real estate owned	7,049	16,502
Accrued interest receivable:
Loans	2,245	2,028
Mortgage-backed securities and collateralized mortgage obligations	632	741
Other investment securities	996	1,679
Total accrued interest receivable	3,873	4,448

Cash surrender value of bank-owned life insurance	33,970	33,008
Prepaid expenses and other assets	15,467	14,221
Total assets	$1,050,630	$1,070,781

Liabilities and Stockholders’ Equity
Deposits:
Savings deposits	$277,903	$267,464
Time deposits	351,731	372,840
Total deposits	629,634	640,304

Federal Home Loan Bank borrowings	173,162	172,204
Advance payments by borrowers for property taxes and insurance	1,926	2,325
Accrued expenses and other liabilities	6,748	6,481
Total liabilities	811,470	821,314

Commitments and contingencies (see note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value: 75,000,000 shares authorized, 12,506,840 and 13,342,138 shares issued and outstanding, respectively	125	133
Additional paid-in capital	116,430	129,391
Unearned ESOP shares	(10,014)	(10,442)
Unearned equity incentive plan shares	(7,725)	(7,411)
Undistributed stock-based deferral plan shares	(2,646)	(2,533)
Retained earnings	133,595	132,251
Accumulated other comprehensive income	9,395	8,078
Total stockholders’ equity	239,160	249,467
Total liabilities and stockholders’ equity	$1,050,630	$1,070,781

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

Three and Nine Months Ended June 30, 2013 and 2012 (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
Interest and dividend income:
Interest and fees on loans	$7,608	$7,558	$22,209	$23,173
Interest on deposits in other banks	61	47	161	101
Interest and dividends on securities:
Taxable	2,118	3,022	7,194	9,663
Nontaxable	-	71	135	215
Total interest and dividend income	9,787	10,698	29,699	33,152
Interest expense:
Interest on deposits	1,574	1,934	4,883	5,944
Interest on borrowings	1,931	2,055	5,788	6,658
Total interest expense	3,505	3,989	10,671	12,602
Net interest income	6,282	6,709	19,028	20,550
Provision (credit) for loan losses	171	(390)	532	(542)
Net interest income after provision (credit) for loan losses	6,111	7,099	18,496	21,092
Noninterest income (expense):
Service charges on deposit accounts	14	14	37	38
Other service charges and fees	136	167	471	781
Gains on sales of loans held for sale	2	65	96	206
Gains (losses) on sales of securities, net	205	(777)	1,618	(777)
Gains on sales of other real estate owned	50	711	1,614	1,336
Impairment of securities, net:
Impairment of securities	(190)	(2,005)	(1,269)	(4,884)
Less: Impairment recognized in other comprehensive income	(52)	53	(936)	(500)
Net impairment reflected in income	(138)	(2,058)	(333)	(4,384)

Increase in cash surrender value of bank-owned life insurance	320	323	962	965
Other operating income	200	214	568	439
Total noninterest income (expense)	789	(1,341)	5,033	(1,396)
Other noninterest expenses:
Personnel expense	2,498	2,665	8,032	6,743
Occupancy expense	275	227	756	667
Equipment expense	213	249	667	707
Advertising expense	85	46	144	156
Federal deposit insurance premiums	165	207	518	618
Impairment of other real estate owned	78	611	78	611
Other operating expenses	1,284	1,060	3,709	2,729
Total other noninterest expenses	4,598	5,065	13,904	12,231
Income before provision for income taxes	2,302	693	9,625	7,465
Federal and state income tax expense	640	1,047	2,939	3,536
Net income (loss)	$1,662	$(354)	$6,686	$3,929

Basic net income (loss) per common share	$0.14	$(0.03)	$0.56	$0.30

Diluted net income (loss) per common share	$0.14	$(0.03)	$0.56	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended June 30, 2013 and 2012 (Unaudited)

	Three Months Ended June 30,
(Dollars in thousands)	2013		2012
Net income (loss)		$1,662		$(354)
Other comprehensive (loss) income, net of income tax expense (benefit):
Net unrealized holding gains or losses arising during the period (net of tax 2013: $(1,147), 2012: $(509))	$(85)		$(714)
Reclassification adjustment for gains or losses included in net income (net of tax 2013: $78, 2012: ($295))	(126)		2,385
Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization (net of tax 2013: $17, 2012: $47)	27		77
Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit (net of tax 2013: $0, 2012: $358)	-		585
Other comprehensive (loss) income		(184)		2,333
Total comprehensive income		$1,478		$1,979

	Nine Months Ended June 30,
(Dollars in thousands)	2013		2012
Net income		$6,686		$3,929
Other comprehensive income (loss), net of income tax expense (benefit):
Net unrealized holding gains or losses arising during the period (net of tax 2013: $(1,338), 2012: $6)	$2,727		$6,052
Reclassification adjustment for gains or losses included in net income (net of tax 2013: $598, 2012: ($556))	(975)		4,323
Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization (net of tax 2013: $(267), 2012: ($110))	(435)		(180)
Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit (net of tax 2013: $0, 2012: $467)	-		763
Other comprehensive income		1,317		10,958
Total comprehensive income		$8,003		$14,887

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended June 30, 2013 and 2012 (Unaudited)

(Dollars in thousands, except per share amount)	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Equity Incentive Plan Shares	Undistributed Stock-Based Deferral Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2011	$143	$142,882	$(11,082)	$-	$(2,533)	$125,770	$(5,622)	$249,558
ESOP shares allocated	-	141	496	-	-	-	-	637
Repurchase of common stock	(5)	(7,989)	-	-	-	-	-	(7,994)
Stock-based compensation expense	-	717	-	-	-	-	-	717
Common stock purchased for equity incentive plan	-	-	-	(4,320)	-	-	-	(4,320)
Net income	-	-	-	-	-	3,929	-	3,929
Other comprehensive income	-	-	-	-	-	-	10,958	10,958
Balance at June 30, 2012	$138	$135,751	$(10,586)	$(4,320)	$(2,533)	$129,699	$5,336	$253,485

Balance at September 30, 2012	$133	$129,391	$(10,442)	$(7,411)	$(2,533)	$132,251	$8,078	$249,467
ESOP shares allocated	-	319	428	-	-	-	-	747
Repurchase of common stock	(8)	(14,709)	-	-	-	-	-	(14,717)
Stock-based compensation expense	-	2,489	-	-	-	-	-	2,489
Common stock purchased for equity incentive plan	-	-	-	(1,754)	-	-	-	(1,754)
Common stock purchased by stock-based deferral plan	-	113	-	-	(113)	-	-	-
Tax benefit from exercise/vesting of stock awards	-	168	-	-	-	-	-	168
Vesting of restricted stock	-	(1,440)	-	1,440	-	-	-	-
Exercise of stock options	-	99	-	-	-	-	-	99
Cash dividend paid ($0.45 per share)	-	-	-	-	-	(5,342)	-	(5,342)
Net income	-	-	-	-	-	6,686	-	6,686
Other comprehensive income	-	-	-	-	-	-	1,317	1,317
Balance at June 30, 2013	$125	$116,430	$(10,014)	$(7,725)	$(2,646)	$133,595	$9,395	$239,160

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2013 and 2012 (Unaudited)

	2013	2012
(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$6,686	$3,929
Adjustments to reconcile net income to net cash and cash
equivalents provided by operating activities:
Depreciation and amortization	653	630
Provision for loan losses	532	(542)
Impairment charges on other real estate owned	78	611
(Gains) losses on sales of securities available for sale, net	(1,618)	777
Impairment charge on securities	333	4,384
Loss on sales or disposal of office properties and equipment, net	44	13
Gains on sales of other real estate owned, net	(1,614)	(1,336)
Net amortization on securities	1,963	1,864
Amortization of deferred amounts related to Federal Home Loan Bank borrowings	958	195
Gains on sales of loans held for sale	(96)	(206)
Originations of loans held for sale	(2,853)	(9,127)
Sales and principal payments on loans held for sale	4,294	9,591
ESOP compensation expense	747	637
Stock-based compensation expense	2,489	717
Changes in assets and liabilities:
Accrued interest receivable	575	633
Cash surrender value of bank-owned life insurance	(962)	(965)
Prepaid expenses and other assets	1,125	(369)
Advance payments by borrowers for property taxes and insurance	(399)	(809)
Accrued expenses and other liabilities	(20)	974
Net cash and cash equivalents provided by operating activities	12,915	11,601
Cash Flows From Investing Activities
Net redemptions of Federal Home Loan Bank stock	303	808
Proceeds from maturities, calls and paydowns of securities available for sale	106,013	102,972
Proceeds from sales of securities available for sale	19,023	12,646
Purchases of securities available for sale	(63,301)	(98,196)
Proceeds from maturities and paydowns of securities held to maturity	3,670	3,566
Net (increase) decrease in loans	(45,286)	13,576
Purchases of office properties and equipment	(1,448)	(541)
Proceeds from sales of other real estate owned	9,925	744
Net cash and cash equivalents provided by investing activities	28,899	35,575
Cash Flows From Financing Activities
Net increase (decrease) in savings deposits	10,439	(416)
Net decrease in time deposits	(21,109)	(1,014)
Proceeds from the exercise of stock options	99	-
Repurchase of common stock	(14,717)	(7,994)
Common stock purchased for equity incentive plan	(1,754)	(4,320)
Cash dividends paid to common stockholders	(5,342)	-
Deferred Federal Home Loan Bank prepayment penalty	-	(18,308)
Net cash and cash equivalents used by financing activities	(32,384)	(32,052)
Net increase in cash and cash equivalents	9,430	15,124
Cash and cash equivalents at beginning of period	119,879	115,749
Cash and cash equivalents at end of period	$129,309	$130,873

Supplemental disclosures of cash flow information
Cash payments for interest	$9,681	$12,345
Cash payments for income taxes	$1,657	$4,104
Supplemental schedule of noncash investing and financing activities
Unrealized gains on securities available for sale	$185	$12,167
Transfer of loans to other real estate owned	$1,979	$4,058
Sales of other real estate owned financed by the Bank	$3,292	$1,529

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

These interim consolidated financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 (“2012 Form 10-K”).  These interim consolidated financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three and nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013 or any other future period. The consolidated balance sheet as of September 30, 2012 was derived from the Company’s audited annual consolidated financial statements in the 2012 Form 10-K.

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

The specific component relates to loans identified as impaired. The Company determines and recognizes impairment of certain loans when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that experience insignificant delays and payment shortfalls generally are not classified as impaired. An impaired loan is measured at net realizable value, which is equal to present value less estimated costs to sell. The present value is estimated using expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral. See note 4 “Allowance for Loan Losses” in the notes to the unaudited consolidated financial statements for additional details on impaired loans.

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

Recent Accounting Pronouncements -- In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For public entities, the ASU is effective for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have an impact on the Company’s consolidated financial statements.

Note 2. Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at June 30, 2013 and September 30, 2012 are summarized as follows:

	June 30, 2013
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$5,728	$270	$-	$5,998
Agency mortgage-backed securities	122,623	1,202	719	123,106
Agency collateralized mortgage obligations	94,219	1,396	-	95,615
Corporate equity securities	11,136	7,829	8	18,957
Corporate debt securities	82,598	5,340	93	87,845
Total	$316,304	$16,037	$820	$331,521

	September 30, 2012
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$11,938	$1,187	$-	$13,125
Agency mortgage-backed securities	80,508	1,323	51	81,780
Agency collateralized mortgage obligations	164,650	2,161	210	166,601
Corporate equity securities	11,885	2,951	40	14,796
Corporate debt securities	109,796	8,209	128	117,877
Total	$378,777	$15,831	$429	$394,179

	June 30, 2013
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$4,046	$-	$4,046	$155	$-	$4,201
Agency collateralized mortgage obligations	3,723	-	3,723	329	-	4,052
Non-agency collateralized mortgage obligations	8,292	1,955	10,247	1,344	1,798	9,793
Total	$16,061	$1,955	$18,016	$1,828	$1,798	$18,046

	September 30, 2012
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$4,714	$-	$4,714	$221	$-	$4,935
Agency collateralized mortgage obligations	5,079	-	5,079	567	-	5,646
Non-agency collateralized mortgage obligations	10,579	1,253	11,832	875	2,533	10,174
Total	$20,372	$1,253	$21,625	$1,663	$2,533	$20,755

The amortized cost and estimated fair value of securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2013
	Available for sale		Held to maturity
	Amortized	Estimated fair	Amortized	Estimated fair
(Dollars in thousands)	cost	value	cost	value
Non-mortgage debt securities:
Due in one year or less	$23,256	$23,613	$-	$-
Due after one year through five years	32,251	33,787	-	-
Due after five years through ten years	17,346	19,702	-	-
Due after ten years	15,473	16,741	-	-
Total non-mortgage debt securities	88,326	93,843	-	-

Mortgage-backed securities	122,623	123,106	4,046	4,201
Collateralized mortgage obligations	94,219	95,615	13,970	13,845
Corporate equity securities	11,136	18,957	-	-
Total securities	$316,304	$331,521	$18,016	$18,046

The following tables indicate the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2013 and September 30, 2012:

	June 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses
Available for sale:
Agency mortgage-backed securities	$39,753	$719	$-	$-	$39,753	$719
Corporate equity securities	22	8	-	-	22	8
Corporate debt securities	4,985	15	4,922	78	9,907	93
Total available for sale	44,760	742	4,922	78	49,682	820

Held to maturity:
Non-agency collateralized mortgage obligations	66	14	5,089	1,784	5,155	1,798
Total held to maturity	66	14	5,089	1,784	5,155	1,798

Total	$44,826	$756	$10,011	$1,862	$54,837	$2,618

	September 30, 2012
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Available for sale:
Agency mortgage-backed securities	$25,531	$50	$2,435	$1	$27,966	$51
Agency collateralized mortgage obligations	3,380	4	18,043	206	21,423	210
Corporate equity securities	232	35	10	5	242	40
Corporate debt securities	2,984	16	4,888	112	7,872	128
Total available for sale	32,127	105	25,376	324	57,503	429

Held to maturity:
Non-agency collateralized mortgage obligations	258	43	7,953	2,490	8,211	2,533
Total held to maturity	258	43	7,953	2,490	8,211	2,533

Total	$32,385	$148	$33,329	$2,814	$65,714	$2,962

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

During the three months ended June 30, 2013, the Company recognized gross gains on sales of securities available for sale of $205,000 and no losses. During the nine months ended June 30, 2013, the Company recognized gross gains on sales of securities available for sale of $1.6 million and no losses. During the three and nine months ended June 30, 2012, the Company recognized gross gains on sales of securities available for sale of $693,000 and gross losses of $1.5 million.

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

The Company recognized total impairment charges in income on debt securities of $138,000 and $333,000 for the three and nine months ended June 30, 2013, respectively. The Company recognized total impairment charges in income on debt and equity securities of $2.1 million and $4.4 million during the three and nine months ended June 30, 2012, respectively.

The table below provides a cumulative rollforward of credit losses recognized in earnings for debt securities for which a portion of OTTI is recognized in AOCI:

(Dollars in thousands)
Balance of credit losses at September 30, 2012	$164
Additions for credit losses on securities not previously recognized	5
Additional credit losses on securities previously recognized as impaired	107
Reductions for securities for which OTTI previously in OCI was recognized in earnings	(20)
Reductions for increases in expected cash flows	(175)
Balance of credit losses at June 30, 2013	$81

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

Unrealized losses in the remainder of the Company’s portfolio of collateralized mortgage obligations, mortgage-backed securities, and corporate debt securities were related to forty-six securities and were caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary; and because management believes that it is not more likely than not that the Company will be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

Unrealized losses in the Company’s portfolio of equity securities were related to two securities and were considered temporary. Because management believes that it is not more likely than not that the Company will be required to sell these equity positions for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

The Company pledges certain securities as collateral for its FHLB borrowings. Securities collateralizing FHLB borrowings had a carrying value of $175.1 million at June 30, 2013 compared to $266.0 million at September 30, 2012.

Note 3. Loans

Loans held for investment at June 30, 2013 and September 30, 2012 are summarized as follows:

	June 30,	September 30,
(Dollars in thousands)	2013	2012
Loans
One- to four-family	$95,470	$104,560
Multi-family	102,571	81,503
Nonresidential	233,800	208,225
Construction	31,454	25,489
Land and land development	46,305	43,761
Other	408	498
Total loans	510,008	464,036

Deferred loan fees	3,564	3,287
Loans, net of deferred loan fees	506,444	460,749

Allowance for loan losses	9,912	10,284
Net loans	$496,532	$450,465

The Company pledges certain loans as collateral for its FHLB borrowings. Loans collateralizing FHLB borrowings had a carrying value of $310.9 million at June 30, 2013 compared to $290.7 million at September 30, 2012.

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

General Allowance

To determine the general allowance, the Company segregates loans by portfolio segment as defined by loan type. The Company determines a base reserve rate for each portfolio segment by calculating the average charge-off rate for each segment over a historical time period determined by management, typically one to three years. The base reserve rate is then adjusted based on qualitative factors that management believes could result in future loan losses differing from historical experience. Such qualitative factors can include delinquency rates, loan-to-value ratios, market interest rate changes, legal and competitive factors, and local economic and real estate conditions. The base reserve rate plus these qualitative adjustments results in a total reserve rate for each portfolio segment. During the three months ended March 31, 2013, the Company modified its methodology for calculating the general allowance. Previously, a multiple of the total reserve rate calculated for each loan type was applied to the loan balance in each segment based on credit rating. At March 31, 2013 this methodology was discontinued. The impact of this change at March 31, 2013 was an increase to the allowance of approximately $894,000, which was mostly offset by a decrease in reserve rates due to improvements in several qualitative factors.

Specific Allowance for Impaired Loans

Impaired loans include loans identified as impaired through our credit rating system as well as loans modified in a troubled debt restructuring. Loans are identified as impaired when management believes, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the underlying loan agreement. Once a loan is identified as impaired, management determines a specific allowance by comparing the outstanding loan balance to net realizable value. The net realizable value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. The amount of any allowance recognized is the amount by which the loan balance exceeds the net realizable value. If the net realizable value exceeds the loan balance, no allowance is recorded. During the three months ended June 30, 2013, the methodology for recording a specific allowance was changed. For loans using the collateral method to estimate the net realizable value, a charge-off is recorded instead of a specific allowance for the amount by which the loan balance exceeds the net realizable value. The impact of this change was a decrease to the allowance of approximately $951,000 and a corresponding decrease to the loan balances, with no net effect on the net loan balance or the consolidated income statement. Of the $43.9 million of loans classified as impaired at June 30, 2013, $38.4 million were considered “collateral dependent” and evaluated using the fair value of collateral method and $5.5 million were evaluated using discounted estimated cash flows.

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

	Three Months Ended June 30, 2013
(Dollars in thousands)	One- to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total

Balance, March 31, 2013	$1,744	$1,778	$4,539	$881	$1,689	$7	$10,638
Provision	(26)	(23)	55	179	(13)	(1)	171
Recoveries	3	-	-	17	35	1	56
Charge-offs	(942)	-	-	(6)	(5)	-	(953)
Balance, June 30, 2013	$779	$1,755	$4,594	$1,071	$1,706	$7	$9,912

	Three Months Ended June 30, 2012
(Dollars in thousands)	One- to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total

Balance, March 31, 2012	$1,662	$1,261	$2,701	$1,564	$4,012	$6	$11,206
Provision	(140)	(92)	266	(384)	(39)	(1)	(390)
Recoveries	2	-	-	2	8	-	12
Charge-offs	-	-	-	(1)	(21)	-	(22)
Balance, June 30, 2012	$1,524	$1,169	$2,967	$1,181	$3,960	$5	$10,806

	Nine Months Ended June 30, 2013
(Dollars in thousands)	One- to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total

Balance, September 30, 2012	$1,404	$1,060	$3,428	$1,014	$3,373	$5	$10,284
Provision	312	695	1,133	91	(1,714)	15	532
Recoveries	5	-	33	122	52	1	213
Charge-offs	(942)	-	-	(156)	(5)	(14)	(1,117)
Balance, June 30, 2013	$779	$1,755	$4,594	$1,071	$1,706	$7	$9,912

	Nine Months Ended June 30, 2012
(Dollars in thousands)	One- to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total

Balance, September 30, 2011	$1,324	$1,357	$3,146	$1,724	$7,064	$9	$14,624
Provision	263	(188)	(179)	(539)	105	(4)	(542)
Recoveries	5	-	-	5	8	-	18
Charge-offs	(68)	-	-	(9)	(3,217)	-	(3,294)
Balance, June 30, 2012	$1,524	$1,169	$2,967	$1,181	$3,960	$5	$10,806

During the three and nine months ended June 30, 2013, the Company recorded net charge-offs of $897,000 and $904,000, respectively, compared to $10,000 and $3.3 million, respectively, in the three and nine months ended June 30, 2012. Charge-offs for the three and nine months ended June 30, 2013 were primarily due to the methodology change for the calculation of specific allowance for impaired loans as discussed above. For the nine months ended June 30, 2013, the Company recorded a provision for loan losses of $695,000 and $1.1 million for its portfolios of multi-family loans and nonresidential loans, respectively, due to increased loan balances in these portfolios. For the nine months ended June 30, 2013, the Company also recorded a provision for loan losses of $312,000 for its portfolio of one- to four-family loans. These provisions were partially offset by a decrease in the allowance for the Company’s land and land development loan portfolio for the nine months ended June 30, 2013. This decrease was the result of a decline in the reserve rate for this portfolio due to improvements in qualitative factors.

Details of the allowance for loan losses by portfolio segment and impairment methodology at June 30, 2013 and September 30, 2012 are as follows:

	June 30, 2013
	General Allowance		Specific Allowance					Allowance as
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Total Balance	Total Allowance	Coverage	% of total allowance
One- to four-family	$87,843	$779	$7,627	$-	$95,470	$779	0.82%	7.9%
Multi-family	89,971	1,755	12,600	-	102,571	1,755	1.71	17.7
Nonresidential	226,287	4,594	7,513	-	233,800	4,594	1.96	46.3
Construction	31,411	1,071	43	-	31,454	1,071	3.41	10.8
Land and land development	30,141	1,706	16,164	-	46,305	1,706	3.68	17.2
Other	408	7	-	-	408	7	1.61	0.1
Total allowance	$466,061	$9,912	$43,947	$-	$510,008	$9,912	1.94	100.0%

	September 30, 2012
	General Allowance		Specific Allowance					Allowance as
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Total Balance	Total Allowance	Coverage	% of total allowance
One- to four-family	$99,420	$946	$5,140	$458	$104,560	$1,404	1.34%	13.7%
Multi-family	68,839	1,060	12,664	-	81,503	1,060	1.30	10.3
Nonresidential	202,734	3,428	5,491	-	208,225	3,428	1.65	33.3
Construction	25,445	1,014	44	-	25,489	1,014	3.98	9.9
Land and land development	34,644	3,373	9,117	-	43,761	3,373	7.71	32.8
Other	498	5	-	-	498	5	1.00	-
Total allowance	$431,580	$9,826	$32,456	$458	$464,036	$10,284	2.22	100.0%

Details regarding classified loans and impaired loans at June 30, 2013 and September 30, 2012 are as follows:

	June 30,	September 30,
(Dollars in thousands)	2013	2012
Special mention
One- to four-family	$5,650	$2,880
Nonresidential	6,080	3,114
Construction	494	664
Land and land development	10,236	10,925
Total special mention loans	22,460	17,583

Substandard
One- to four-family	1,910	2,631
Nonresidential	-	2,053
Construction	492	743
Land and land development	3,673	4,653
Total substandard loans	6,075	10,080

Impaired
One- to four-family	7,627	5,140
Multi-family	12,600	12,664
Nonresidential	7,513	5,491
Construction	43	44
Land and land development	16,164	9,117
Total impaired loans	43,947	32,456

Total rated loans	$72,482	$60,119

The increase in special mention loans at June 30, 2013 compared to September 30, 2012 was primarily the result of the classification of one loan on multiple one- to four-family properties with a balance of $4.7 million and one loan on a retail shopping center with a balance of $2.5 million as special mention at June 30, 2013. Both loans were current and performing in accordance with their terms at June 30, 2013. A portion of the increase in impaired loans and virtually all of the decrease in substandard loans were due to the reclassification of certain loans classified as substandard at September 30, 2012 to impaired at June 30, 2013. The reason for the increase in impaired land and land development loans at June 30, 2013 was the addition of two loans totaling $7.0 million secured by land in the western part of Virginia. These loans matured at December 31, 2012 and as of June 30, 2013 had not been renewed or restructured, though the borrower has continued to make payments according to the original loan terms.

Included in impaired loans are troubled debt restructurings of $6.4 million and $6.5 million at June 30, 2013 and September 30, 2012, respectively that had related allowance balances of zero and $93,000, respectively. Troubled debt restructurings that were performing in accordance with modified terms were $5.5 million at both June 30, 2013 and September 30, 2012.

Troubled Debt Restructurings

During the nine months ended June 30, 2013, the Company had no loans modified in troubled debt restructurings. The Company did not identify any restructured loans that went into default during the nine months ended June 30, 2013 that had been restructured during the previous twelve months. Interest recognized on a cash basis on nonaccrual restructured loans was not material for the three and nine months ended June 30, 2013.

During the nine months ended June 30, 2012, the Company modified five loans in troubled debt restructurings, including two construction loans to one borrower, one nonresidential loan and two land and land development loans. The restructuring of the construction loans involved the reduction in the loans’ interest rate floor and monthly principal payment requirement to accommodate cash flow difficulties being experienced by the borrower. A discounted cash flows analysis for these loans determined that no specific allowance was necessary. These loans remained on accrual status as the borrower was current at June 30, 2012 and remained current at June 30, 2013. The nonresidential loan modification consisted of further principal payment reductions and an extension of the call date on a loan previously recognized as a troubled debt restructuring. This loan was returned to accrual status during the nine months ended June 30, 2012 as it had remained current on restructured payment requirements for over nine months, and the loan remained current at June 30, 2013. The two land and land development loans restructured share the same collateral and had been previously identified as impaired loans. These loans have matured, and the restructurings consisted of forbearance agreements extending the maturity dates of the loans in order to provide the developers more time to sell the collateral. These loans have since been foreclosed on, the properties taken into other real estate owned, and a portion of the properties sold. Interest recognized on a cash basis on restructured loans was not material for the three and nine months ended June 30, 2012.

Loans summarized by loan type and credit rating at June 30, 2013 and September 30, 2012 are as follows:

	June 30, 2013
(Dollars in thousands)	Total	Excellent	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
One- to four-family	$95,470	$-	$388	$26,364	$-	$5,650	$1,910	$7,627	$53,531
Multi-family	102,571	285	22,928	57,151	-	-	-	12,600	9,607
Nonresidential	233,800	-	76,752	117,009	-	6,080	-	7,513	26,446
Construction	31,454	-	-	18,082	-	494	492	43	12,343
Land and land development	46,305	-	-	5,100	782	10,236	3,673	16,164	10,350
Other	408	-	-	-	-	-	-	-	408
Total loans	$510,008	$285	$100,068	$223,706	$782	$22,460	$6,075	$43,947	$112,685

	September 30, 2012
(Dollars in thousands)	Total	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated

One- to four-family	$104,560	$252	$30,323	$-	$2,880	$2,631	$5,140	$63,334
Multi-family	81,503	24,214	41,294	-	-	-	12,664	3,331
Nonresidential	208,225	86,872	102,339	3,060	3,114	2,053	5,491	5,296
Construction	25,489	-	13,666	370	664	743	44	10,002
Land and land development	43,761	-	16,128	827	10,925	4,653	9,117	2,111
Other	498	-	-	-	-	-	-	498
Total loans	$464,036	$111,338	$203,750	$4,257	$17,583	$10,080	$32,456	$84,572

Details regarding the delinquency status of the Company’s loan portfolio at June 30, 2013 and September 30, 2012 are as follows:

	June 30, 2013
(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One- to four-family	$95,470	$84,774	$849	$1,169	$1,846	$1,110	$-	$5,722
Multi-family	102,571	96,513	-	-	-	-	-	6,058
Nonresidential	233,800	231,753	-	-	2,047	-	-	-
Construction	31,454	31,086	-	-	-	-	-	368
Land and land development	46,305	34,238	2,941	-	-	-	-	9,126
Other	408	408	-	-	-	-	-	-
Total	$510,008	$478,772	$3,790	$1,169	$3,893	$1,110	$-	$21,274

	September 30, 2012
(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One- to four-family	$104,560	$96,103	$2,092	$215	$322	$50	$113	$5,665
Multi-family	81,503	75,428	-	-	-	-	-	6,075
Nonresidential	208,225	207,758	467	-	-	-	-	-
Construction	25,489	25,311	-	-	-	-	-	178
Land and land development	43,761	30,583	4,041	-	-	-	-	9,137
Other	498	498	-	-	-	-	-	-
Total	$464,036	$435,681	$6,600	$215	$322	$50	$113	$21,055

The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30, 2013		September 30, 2012
(Dollars in thousands)	Amount	Allowance	Amount	Allowance
Impaired loans with a specific allowance
One- to four-family	$-	$-	$5,140	$458
Total impaired loans with a specific allowance	$-	$-	$5,140	$458

Impaired loans for which no specific allowance is necessary
One- to four-family	$7,627	$-	$-	$-
Multi-family	12,600	-	12,664	-
Nonresidential	7,513	-	5,491	-
Construction	43	-	44	-
Land and land development	16,164	-	9,117	-
Total impaired loans for which no specific allowance is necessary	$43,947	$-	$27,316	$-

	Nine Months Ended June 30, 2013			Nine Months Ended June 30, 2012
(Dollars in thousands)	Weighted Average Balance	Interest Income Recognized	Annualized Yield	Weighted Average Balance	Interest Income Recognized	Annualized Yield
Impaired loans
One- to four-family	$6,786	$218	4.30%	$4,575	$158	4.61%
%Multi-family	12,636	390	4.13	15,042	522	4.64
Nonresidential	5,708	279	6.54	9,762	203	2.78
Construction	52	2	5.14	128	2	2.09
Land and land development	13,793	120	1.16	17,246	599	4.64
Total impaired loans	$38,975	$1,009	3.46	$46,753	$1,484	4.24

(Dollars in thousands)	June 30, 2013	September 30, 2012
Nonaccrual loans
One- to four-family	$10,360	$9,884
Multi-family	12,600	12,664
Nonresidential	2,047	-
Construction	-	178
Land and land development	16,177	9,841
Total non-accrual loans	$41,184	$32,567

Interest recognized on a cash basis on all nonaccrual loans was $455,000 and $394,000 for the three months ended June 30, 2013 and 2012, respectively, and $910,000 and $821,000 for the nine months ended June 30, 2013 and 2012, respectively. There were no loans past due ninety days or more and accruing at June 30, 2013 or September 30, 2012.

Note 5. Other Real Estate Owned

Other real estate owned at June 30, 2013 and September 30, 2012 was $7.0 million and $16.5 million, respectively. During the nine months ended June 30, 2013, the Company sold other real estate owned totaling $11.3 million. The Company recognized net gains on sales of other real estate owned of $50,000 and $1.6 million for the three and nine months ended June 30, 2013, respectively, compared with net gains of $711,000 and $1.3 million for the three and nine months ended June 30, 2012. Gains on sales for the nine months ended June 30, 2013 included the recognition of $58,000 in gains on properties sold in previous periods that had been deferred in accordance with GAAP because financing was provided by the Company and the sale did not meet either initial or continuing investment criteria to qualify for gain recognition. There were no deferred gains included in gains on sale of other real estate owned for the three months ended June 30, 2013. At June 30, 2013, the Company had deferred gains on sales of other real estate owned of $538,000 compared to $251,000 at September 30, 2012. Impairment charges on other real estate owned of $78,000 were recognized for the three and nine months ended June 30, 2013 compared to impairment charges of $611,000 for the three and nine months ended June 30, 2012.

Note 6. Earnings per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

	Three Months Ended June 30,		Nine Months Ended June 30,
(Amounts in thousands, except per share data)	2013	2012	2013	2012
Numerator:
Net income (loss) available to common stockholders	$1,662	$(354)	$6,686	$3,929
Denominator:
Weighted-average common shares outstanding	11,499	13,029	11,850	13,152
Effect of dilutive securities	210	21	161	7
Weighted-average common shares outstanding - assuming dilution	11,709	13,050	12,011	13,159
Earnings (loss) per common share - basic	$0.14	$(0.03)	$0.56	$0.30
Earnings (loss) per common share - diluted	$0.14	$(0.03)	$0.56	$0.30

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

The Pension Plan assets are held in a trust fund by the plan trustee. The trust agreement under which assets of the Pension Plan are held is a part of the Virginia Bankers Association Master Defined Benefit Pension Plan (the
“Plan”). The Plan’s administrative trustee is appointed by the board of directors of the Virginia Bankers Association Benefits Corporation. At June 30, 2013, Reliance Trust Company was investment manager for the Plan. Contributions are made to the Pension Plan, at management’s discretion, subject to meeting minimum funding requirements, up to the maximum amount allowed under the Employee Retirement Income Security Act of 1974 (ERISA), based upon the actuarially determined amount necessary for meeting plan obligations. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned by employees in the future.

Components of net periodic benefit cost for the three and nine months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Service cost	$105	$150	$316	$451
Interest cost	154	166	462	498
Expected return on plan assets	(237)	(203)	(711)	(609)
Recognized net actuarial loss	30	58	90	173
Net periodic benefit cost	$52	$171	$157	$513

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

Shares of common stock issued under the 2012 Equity Incentive Plan may be authorized unissued shares or, in the case of restricted stock awards, may be shares repurchased on the open market. As of June 30, 2013, the Company, through an independent trustee, had repurchased all 572,114 shares on the open market for $9.2 million, or an average cost of $16.02 per share.

The table below presents stock option activity for the nine months ended June 30, 2013:

(Dollars in thousands, except per share amounts)	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at September 30, 2012	1,115,000	$13.42	9.50	$4,059
Granted	-	-
Exercised	(7,400)	13.42
Forfeited	-	-
Expired	-	-
Options outstanding at June 30, 2013	1,107,600	$13.42	8.75	$5,084

At June 30, 2013, the Company had $3.0 million of unrecognized compensation expense related to 1,068,191 stock options vested or expected to vest. The period over which compensation cost related to non-vested awards is expected to be recognized was 3.75 years at June 30, 2013. As of June 30, 2013, 215,600 shares were vested and outstanding. The table below presents information about stock options vested or expected to vest over the remaining vesting period at June 30, 2013:

(Dollars in thousands, except per share amount)
Options vested or expected to vest at period end	1,068,191
Weighted-average exercise price	$13.42
Remaining contractual life (years)	8.75
Aggregate intrinsic value	$4,903

The table below presents restricted stock award activity for the nine months ended June 30, 2013:

	Restricted stock awards	Weighted- average grant date fair value
Non-vested at September 30, 2012	449,500	$13.42
Granted	-	-
Vested	(89,900)	13.42
Forfeited	-	-
Non-vested at June 30, 2013	359,600	$13.42

At June 30, 2013, unrecognized compensation expense adjusted for expected forfeitures was $2.7 million related to 343,707 shares of restricted stock expected to vest over the remaining vesting period. The weighted-average period over which compensation cost related to non-vested restricted stock awards is expected to be recognized was 3.75 years at June 30, 2013.

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock options and restricted stock issued and outstanding as of June 30, 2013 that will be recognized in future periods is as follows:

(Dollars in thousands)	Stock Options	Restricted Stock	Total
For the three months ending September 30, 2013	$204	$376	$580
For the year ending September 30, 2014	809	1,188	1,997
For the year ending September 30, 2015	809	699	1,508
For the year ending September 30, 2016	809	364	1,173
For the six months ending March 31, 2017	396	110	506
Total	$3,027	$2,737	$5,764

Share-based compensation related to stock options and restricted stock recognized for the three and nine months ended June 30, 2013 was $625,000 and $2.5 million, respectively, and the related income tax benefit was $238,000 and $946,000, respectively. Share-based compensation related to stock options and restricted stock recognized for the three and nine months ended June 30, 2012 was $700,000 and $717,000, respectively, and the related income tax benefit was $266,000 and $273,000, respectively.

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

Compensation expense related to the ESOP for the three and nine months ended June 30, 2013 was $257,000 and $747,000, respectively, compared to $215,000 and $637,000, respectively, for the three and nine months ended June 30, 2012. The fair value of unearned ESOP shares, using the closing quoted market price per share of the Company’s stock, was $18.0 million at June 30, 2013. A summary of ESOP share allocation for the nine months ended June 30, 2013 is as follows:

Shares allocated at September 30, 2012	100,041
Shares allocated during the period	42,751
Shares distributed during the period	(1,307)
Allocated shares held by the ESOP trust at June 30, 2013	141,485
Unearned shares at June 30, 2013	1,001,435
Total ESOP shares	1,142,920

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since some commitments may expire without being funded, the commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $86.3 million and $104.9 million at June 30, 2013 and September 30, 2012, respectively.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk and recourse provisions involved in issuing letters of credit are essentially the same as those involved in extending loans to customers, and the estimated fair value of these letters of credit, which is included in accrued expenses and other liabilities, was not material at June 30, 2013 and September 30, 2012, respectively. The amount of standby letters of credit was $1.5 million and $799,000 at June 30, 2013 and September 30, 2012, respectively. The Company believes that the likelihood of having to perform on standby letters of credit is remote based on the financial condition of the guarantors and the Company’s historical experience.

At June 30, 2013, the Company had no rate lock commitments to originate mortgage loans and mortgage loans held for sale of $113,000 compared to $691,000 and $1.5 million, respectively, at September 30, 2012. At June 30, 2013, the Company had corresponding commitments outstanding of $113,000 to sell loans on a best-efforts basis compared to $2.1 million at September 30, 2012. These commitments to sell loans are designed to eliminate the Company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

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

Securities available for sale: Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using a combination of methods, including model pricing based on spreads obtained from new market issues of similar securities, dealer quotes, and trade prices. Level 1 securities include common equity securities traded on nationally recognized securities exchanges. Level 2 securities include mortgage-backed securities and collateralized mortgage obligations issued by government sponsored entities, municipal bonds, and corporate debt securities. Level 3 securities include corporate debt securities.

Securities held to maturity: Securities held-to-maturity are recorded at fair value on a non-recurring basis. A held-to-maturity security’s amortized cost is adjusted only in the event that a decline in fair value is deemed to be other-than-temporary. At June 30, 2013, certain held-to-maturity securities were deemed to be other-than-temporarily impaired. These securities are classified as Level 3 securities and were written down to fair value at the balance sheet date determined by discounting estimated future cash flows. Management believes that classification and valuation of these securities, consisting of non-agency collateralized mortgage obligations, as Level 3 assets was necessary as the market for such securities severely contracted beginning in 2008 and became and has remained inactive since that time. While the market for highly-rated private-label securities with low delinquency levels and high subordination saw significant price improvement beginning in the second half of fiscal 2010, the market for securities similar to those recognized as other-than-temporarily impaired, which had low ratings, high delinquency levels, and low subordination levels, remained inactive. As a result, management does not believe that quoted prices on similar assets were representative of fair value as there were few transactions, and transactions were often executed at distressed prices. Management estimates and discounts future cash flows based on a combination of observable and unobservable inputs, including a security’s subordination percentage, projected delinquency rates, and estimated loss severity given default. These estimates are discounted using observable current market rates for securities with similar credit quality.

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

Impaired loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and, if necessary, a specific allowance for loan losses is established. Loans for which it is probable that payment of principal and interest will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management writes the loan down to net realizable value either through a specific allowance or a charge-off, which, for “collateral dependent” impaired loans, is equal to fair value of the collateral less estimated costs to sell, if the loan balance exceeds net realizable value. For loans deemed to be “collateral dependent,” fair value is estimated using the appraised value of the related collateral. At the time the loan is identified as impaired, the Company determines if an updated appraisal is needed and orders an appraisal if necessary. Subsequent to the initial measurement of impairment, management considers the need to order updated appraisals each quarter if changes in market conditions lead management to believe that the value of the collateral may have changed materially. Impaired loans where net realizable value is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or an appraised value less than one year old estimated utilizing information gathered from an active market, the Company classifies the impaired loan as a Level 2 asset. When an appraised value is not available, is greater than one year old, or if management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the impaired loan as a Level 3 asset. Additionally, if the fair value of an impaired loan is determined using an appraisal less than one year old that utilizes information gathered from an inactive market or contains material adjustments based upon unobservable market data, the Company classifies the impaired loan as a Level 3 asset.

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

Assets measured at fair value on a recurring basis as of June 30, 2013 are summarized below:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
States and political subdivisions	$5,998	$-	$5,998	$-
Agency mortgage-backed securities	123,106	-	123,106	-
Agency collateralized mortgage obligations	95,615	-	95,615	-
Corporate equity securities	18,957	18,957	-	-
Corporate debt securities	87,845	-	83,206	4,639
Total assets at fair value	$331,521	$18,957	$307,925	$4,639

A rollforward of securities classified as Level 3 measured at fair value on a recurring basis from the prior year end is as follows (dollars in thousands):

Balance of Level 3 assets measured on a recurring basis at September 30, 2012	$6,433
Principal payments in period	(153)
Sales of securities in period	(1,496)
Accretion (amortization) of premiums or discounts	(20)
Other-than-temporary impairment charges included in noninterest income	(44)
Net change in unrealized gains or losses included in accumulated other comprehensive income	(81)
Balance of Level 3 assets measured on a recurring basis at June 30, 2013	$4,639

Level 3 securities measured at fair value on a recurring basis at June 30, 2013 consisted of one corporate debt security for which the Company was not able to obtain dealer quotes due to lack of trading activity. For this security the Company obtained a bid indication from a third-party trading desk to determine the fair value.

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

Assets measured at fair value on a non-recurring basis as of June 30, 2013 are included in the table below:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Non-agency collateralized mortgage obligations	$1,551	$-	$-	$1,551
Impaired loans
One- to four-family	3,765	-	-	3,765
Nonresidential	2,046	-	-	2,046
Other real estate owned	792	-	189	603
Total assets at fair value	$8,154	$-	$189	$7,965

In estimating the fair value of non-agency collateralized mortgage obligations (“CMOs”), the Company performs a discounted cash flow analysis that uses certain unobservable inputs, including delinquency and loss severity rates for the collateral underlying each security, cash flow estimates obtained from a third-party service, and the discount rate applied. Since there is no readily-available discount rate for each individual security, the Company begins with the rate of a seven-year corporate bond (which management believes mirrors the expected remaining life of these securities) with a credit rating of B as of the balance sheet date. The Company applies this rate as the discount rate on non-agency CMOs rated as “investment grade” by the major rating agencies and applies multiples of this rate to non-agency CMO’s of lower credit quality. For securities rated one level below investment grade, the Company applies this rate times a factor of two; for securities rated two levels below investment grade, the Company applies this rates times a factor of three; and for securities rate three or more levels below investment grade, the Company applies this rate times a factor of four. The following table provides information about unobservable inputs used in the valuation of non-agency CMOs at June 30, 2013:

	Range	Weighted Average
Delinquency rate	0.00% - 84.54%	13.84%
Loss severity	0.03% - 90.25%	40.81%
Discount rate	5.23% - 20.92%	16.88%

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

The estimated fair values of the Company’s financial instruments, as well as their classifications in the fair value hierarchy, at June 30, 2013 and September 30, 2012 are as follows:

	June 30, 2013
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$129,309	$129,309	$129,309	$129,309	$-	$-	$-	$-
Securities available for sale	331,521	331,521	18,957	18,957	307,925	307,925	4,639	4,639
Securities held to maturity	16,061	18,046	-	-	7,769	8,253	8,292	9,793
Net loans	496,532	509,976	-	-	-	-	496,532	509,976
Loans held for sale	113	113	-	-	113	113	-	-
FHLB stock	9,779	9,779	9,779	9,779	-	-	-	-
Accrued interest receivable	3,873	3,873	3,873	3,873	-	-	-	-

Financial liabilities:
Deposits	629,634	635,328	-	-	629,634	635,328	-	-
FHLB borrowings	173,162	194,389	-	-	173,162	194,389	-	-
Accrued interest payable	909	909	909	909	-	-	-	-
Advance payments by borrowers for taxes and insurance	1,926	1,926	1,926	1,926	-	-	-	-

Off-balance-sheet financial instruments:
Commitments to extend credit	86,299	-	-	-	-	-	86,299	-
Standby letters of credit	1,488	12	-	-	-	-	1,488	12

	September 30, 2012
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$119,879	$119,879	$119,879	$119,879	$-	$-	$-	$-
Securities available for sale	394,179	394,179	14,796	14,796	372,950	372,950	6,433	6,433
Securities held to maturity	20,372	20,755	-	-	9,793	10,581	10,579	10,174
Net loans	450,465	469,359	-	-	-	-	450,465	469,359
Loans held for sale	1,458	1,458	-	-	1,458	1,458	-	-
FHLB stock	10,082	10,082	10,082	10,082	-	-	-	-
Accrued interest receivable	4,448	4,448	4,448	4,448	-	-	-	-

Financial liabilities:
Deposits	640,304	647,640	-	-	640,304	647,640	-	-
FHLB borrowings	172,204	213,040	-	-	172,204	213,040	-	-
Accrued interest payable	912	912	912	912	-	-	-	-
Advance payments by borrowers for taxes and insurance	2,325	2,325	2,325	2,325	-	-	-	-

Off-balance-sheet financial instruments:
Commitments to extend credit	104,926	-	-	-	-	-	104,926	-
Standby letters of credit	799	18	-	-	-	-	799	18

Note 10. Stock Repurchase Program

On September 12, 2012, the board of directors approved a second stock repurchase program whereby the Company was authorized to repurchase up to 5%, or 679,385 shares, of its outstanding common stock upon completion of the initial share repurchase program. During the nine months ended June 30, 2013, the Company repurchased 433,826 shares of its outstanding common stock under this second program for $7.4 million, or an average price of $16.94 per share, completing this program.

On November 15, 2012, the board of directors approved a third stock repurchase program whereby the Company was authorized to repurchase up to 645,415 shares, or approximately 5% of its common stock that was outstanding upon completion of the second stock repurchase program. During the three and nine months ended June 30, 2013, the Company repurchased 237,300 shares and 389,200 shares, respectively, of its outstanding common stock under this third program for $4.3 million and $7.0 million, respectively, or an average price of $18.16 per share and $18.01 per share, respectively.

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

Comparison of Financial Condition at June 30, 2013 and September 30, 2012

Assets. Total assets at June 30, 2013 were $1,050.6 million, a decrease of $20.2 million, or 1.9%, from total assets of $1,070.8 million at September 30, 2012.

Cash and cash equivalents increased $9.4 million to $129.3 million at June 30, 2013 compared to $119.9 million at September 30, 2012, an increase of 7.9%. The increase in cash and cash equivalents from September 30, 2012 to June 30, 2013 was primarily due to net income as well as sales, prepayments and maturities of securities and sales of other real estate owned, partially offset by an increase in loans, a decrease in deposits, stock repurchases and a special cash dividend. Securities decreased $67.0 million, or 16.2%, to $347.6 million at June 30, 2013 compared to $414.6 million at September 30, 2012. The decrease in securities included $94.4 million of normal principal payments on securities, $15.3 million of maturities and calls on corporate debt securities, and $19.0 million of sales of corporate debt securities and municipal bonds, partially offset by the purchase of $63.3 million of MBSs.

Total loans, excluding loans held for sale, increased $46.0 million, or 9.9%, to $510.0 million at June 30, 2013 compared to $464.0 million at September 30, 2012. Multi-family loans increased $21.1 million, nonresidential loans increased $25.6 million, construction loans increased $6.0 million and land and land development loans increased $2.5 million. These increases were partially offset by a decline in one- to four-family loans of $9.1 million.

Liabilities. Total liabilities at June 30, 2013 were $811.5 million compared to $821.3 million at September 30, 2012, a decrease of $9.8 million, or 1.2%, primarily as a result of a $21.1 million decrease in certificates of deposit, partially offset by a $10.4 million increase in money market checking and money market savings accounts.

Stockholders’ equity. Stockholders’ equity was $239.2 million at June 30, 2013, a decrease of $10.3 million, or 4.1%, from September 30, 2012. The decrease was the result of the repurchase of $14.7 million of common stock as part of the Company’s stock repurchase programs, the purchase of $1.8 million of common stock for the 2012 Equity Incentive Plan and the payment of a $5.3 million special cash dividend, partially offset by net income of $6.7 million, stock-based compensation expense of $2.5 million, the allocation of $747,000 of ESOP shares, and other comprehensive income of $1.3 million.

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

	For the Three Months Ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One- to four-family	$95,945	$1,634	6.83%	$110,056	$1,895	6.93%
Multi-family	98,653	1,508	6.13	80,502	1,346	6.72
Nonresidential	227,228	3,547	6.26	204,794	3,405	6.69
Construction	27,829	391	5.64	23,577	362	6.18
Land and land development	46,023	519	4.52	49,671	539	4.36
Other	415	9	8.70	550	11	8.04
Total loans	496,093	7,608	6.15	469,150	7,558	6.48
Securities:
Collateralized mortgage obligations	121,375	538	1.78	218,310	918	1.69
Mortgage-backed securities	118,642	290	0.98	43,860	262	2.40
States and political subdivisions	6,326	89	5.64	13,554	180	5.34
Corporate equity securities	17,360	95	2.19	26,404	121	1.84
Corporate debt securities	90,471	1,050	4.66	123,406	1,572	5.12
Total securities	354,174	2,062	2.34	425,534	3,053	2.89
Investment in FHLB stock	9,779	56	2.30	10,395	40	1.55
Other interest-earning assets	115,768	61	0.21	113,823	47	0.17
Total interest-earning assets	975,814	9,787	4.02	1,018,902	10,698	4.22
Allowance for loan losses	(10,230)			(11,653)
Noninterest-earning assets	87,683			87,010
Total assets	$1,053,267			$1,094,259
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Money market savings	$230,485	298	0.52	$220,002	252	0.46
Money market checking	45,614	49	0.43	43,905	52	0.48
Certificates of deposit	349,868	1,227	1.41	380,057	1,630	1.72
Total deposits	625,967	1,574	1.01	643,964	1,934	1.21
FHLB borrowings	172,954	1,931	4.48	179,652	2,055	4.60
Total interest-bearing liabilities	798,921	3,505	1.76	823,616	3,989	1.95
Noninterest bearing liabilities	13,519			9,686
Total liabilities	812,440			833,302
Stockholders’ equity	240,827			260,957
Total liabilities and stockholders’ equity	$1,053,267			$1,094,259
Net interest income		$6,282			$6,709
Interest rate spread(1)			2.26%			2.27%
Net interest margin(2)			2.58%			2.65%
Average interest-earning assets to average interest-bearing liabilities			122%			124%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
31

Comparison of Operating Results for the Three Months Ended June 30, 2013 and June 30, 2012

General. We had net income of $1.7 million, or $0.14 per share, for the three months ended June 30, 2013 compared to a net loss of $354,000, or $0.03 per share, for the three months ended June 30, 2012, an improvement of $2.0 million. The increase was primarily the net result of a $1.9 million decrease in other-than-temporary impairment charges on securities included in income, a $982,000 increase in gains on sales of securities, a $467,000 decrease in other noninterest expenses and a $407,000 decrease in income tax expense, partially offset by a $427,000 decrease in net interest income, a $561,000 increase in the provision for loan losses, and a $661,000 decrease in gains on sales of other real estate owned.

Net Interest Income. Net interest income decreased $427,000, or 6.4%, to $6.3 million in the three months ended June 30, 2013 from $6.7 million in the three months ended June 30, 2012. The decrease in net interest income was the result of the sale, maturity and prepayment of higher yielding securities and loans, which resulted in lower yields on these asset classes. The average balances of interest-earning assets declined $43.1 million from the three months ended June 30, 2012 to the three months ended June 30, 2013 and the yield declined 20 basis points.

Total interest and dividend income decreased $911,000, or 8.5%, to $9.8 million for the three months ended June 30, 2013 from $10.7 million for the three months ended June 30, 2012. Interest income on loans increased $50,000 primarily due to an increase of $26.9 million in the average balance of loans, partially offset by a 33 basis point decline in yield. The decline in yield was the result of a lower interest rate environment as well as increased competition for quality loans. The average balance of nonresidential loans increased $22.4 million and the yield declined 43 basis points. The average balance of multi-family loans increased $18.2 million and the yield decreased 59 basis points. The average balance of construction loans increased $4.3 million and the yield decreased 54 basis points. These increases in average balances were partially offset by a $14.1 million decrease in the average balance of one- to four-family loans, with a decrease in yield of 10 basis points, and a $3.6 million decrease in the average balance of land and land development loans, with an increase in yield of 16 basis points.

Interest and dividend income on investment securities (excluding FHLB stock) decreased $991,000, or 32.5%, due to a $71.4 million decrease in the average balance of investment securities for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 as well as a 55 basis point decline in yield. The average balance of CMOs decreased $96.9 million due to prepayments and the yield increased 9 basis points, resulting in a decrease in interest income of $380,000. The average balance of corporate debt securities decreased $32.9 million and the yield decreased 46 basis points due to the sale of longer-term corporate bonds, resulting in a decrease in interest income of $522,000. These decreases were partially offset by a $74.8 million increase in the average balance of MBSs that was partially offset by a 142 basis point decline in yield, resulting in an increase in interest income of $28,000. The severe decline in the yield on MBSs was due in part to the decline in market interest rates in March and April 2013, which resulted in a more rapid refinancing of MBSs purchased at premiums than projected. This scenario is expected to reverse in the fourth quarter of fiscal 2013 due to the rise in market interest rates in May and June 2013. The Company has significantly increased its investment in short-term MBSs and CMOs to meet regulatory qualified thrift lender requirements and to better position the Company for rising interest rates.

Total interest expense decreased $484,000, or 12.1%, to $3.5 million for the three months ended June 30, 2013 from $4.0 million for the three months ended June 30, 2012. The decline was the result of a $360,000 decrease in deposit costs and a $124,000 decrease in Federal Home Loan Bank (“FHLB”) borrowings costs. The average balance of interest-bearing deposits decreased $18.0 million due to a $30.2 million decrease in the average balance of certificates of deposit, partially offset by an increase in the average balance of money market savings and money market checking accounts of $12.2 million. The Company has not been aggressive in deposit pricing since its mutual to stock conversion because of the large amount of cash raised in the conversion. The average interest rate paid on deposits decreased 20 basis points as a result of the lower interest rate environment for deposits in the three months ended June 30, 2013 compared to the comparable period in the prior year. As the economy has improved, depositors have been more willing to move their certificates of deposit to higher risk assets to get a greater return on their funds. The average balance of FHLB borrowings decreased $6.7 million and the average interest rate paid declined 12 basis points due to debt modifications made during the third quarter of fiscal 2012.

Provision for Loan Losses. The provision for loan losses increased $561,000 to $171,000 for the three months ended June 30, 2013 compared to a credit provision of $390,000 for the three months ended June 30, 2012. The increase in the provision was primarily due to a $28.0 million increase in total loans from March 31, 2013 to June 30, 2013. Net loan charge-offs were $897,000 for the three months ended June 30, 2013 compared to $10,000 for the three months ended June 30, 2012. The overall allowance rate decreased 27 basis points at June 30, 2013 to 1.94% of total loans from 2.21% of total loans at March 31, 2013. The higher charge-offs and the decline in the allowance rate during the three months ended June 30, 2013 resulted from a change in the methodology for computing the specific allowance on impaired loans. See note 4 of the notes to the unaudited consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

Noninterest Income (Expense)

The following table presents the components of noninterest income (expense) and the percentage increase (decrease) from the comparable prior year quarter:

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2013	2012	%
Service charges on deposit accounts	$14	$14	-%
Other service charges and fees	136	167	(18.6)
Gains on sales of loans held for sale	2	65	(96.4)
Gains (losses) on sales of securities, net	205	(777)	NM
Gains on sales of other real estate owned	50	711	(93.0)

Impairment of securities	(190)	(2,005)	(90.5)
Impairment recognized in OCI	(52)	53	NM
Net impairment reflected in earnings	(138)	(2,058)	(93.3)

Increase in cash surrender value of bank-owned life insurance	320	323	(0.9)
Other operating income	200	214	(6.2)
Total noninterest income (expense)	$789	$(1,341)	NM

Gains, Losses, and Impairment Charges on Securities. Other-than-temporary-impairment charges on securities reflected in earnings decreased $1.9 million to $138,000 for the three months ended June 30, 2013 compared to $2.1 million for the three months ended June 30, 2012. Impairment charges reflected in earnings related entirely to debt securities for the three months ended June 30, 2013 compared to $153,000 on debt securities and $1.9 million on equity securities in the three months ended June 30, 2012. Impairment charges for the three months ended June 30, 2013 related to the Company’s portfolio of non-agency CMOs. Sales of securities resulted in gains of $205,000 for the three months ended June 30, 2013 compared to losses of $777,000 for the three months ended June 30, 2012.

Noninterest Income, Excluding Gains, Losses, and Impairment Charges on Securities. Total other noninterest income excluding gains, losses, and impairment charges on securities decreased $772,000, or 51.6%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease was primarily the result of net gains on sales of other real estate owned of $50,000 in the three months ended June 30, 2013 compared to $711,000 in the three months ended June 30, 2012, a decrease of $661,000. The decrease was also due to a decrease in gains on sales of loans held for sale of $63,000.

Other Noninterest Expenses.

The following table presents the components of other noninterest expenses and the percentage increase (decrease) from the comparable prior year quarter:

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2013	2012	%
Personnel expense	$2,498	$2,665	(6.3)%
Occupancy expense	275	227	21.4
Equipment expense	213	249	(14.6)
Advertising expense	85	46	83.6
Federal deposit insurance premiums	165	207	(20.4)
Impairment of other real estate owned	78	611	(87.2)
Other operating expenses	1,284	1,060	21.1
Total other noninterest expenses	$4,598	$5,065	(9.2)

Total noninterest expenses decreased $467,000, or 9.2%, to $4.6 million for the three months ended June 30, 2013 compared to $5.1 million for the three months ended June 30, 2012. The decrease in noninterest expenses was primarily due to a $533,000 decrease in impairment of other real estate owned. The decrease was also due to a $167,000 decrease in personnel expense due to decreased stock compensation expense related to the stock options and restricted stock granted under the Company’s 2012 Equity Incentive Plan in March 2012 as well as decreased pension expense. These decreases were partially offset by an increase in other operating expenses of $224,000 due to increased technology costs as we prepared for the introduction of additional checking products in fiscal 2013.

Income Tax Expense. Income tax expense was $640,000 for the three months ended June 30, 2013 compared to $1.0 million for the three months ended June 30, 2012. The effective income tax rate for the three months ended June 30, 2013 was 27.8% compared to an effective income tax rate of 151.1% for the three months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2012 was affected by losses incurred on sales and impairments of equity securities. Losses on equity securities are capital losses and can only be used for tax purposes to offset capital gains. Because the Company is in a capital loss carryforward position and unable to use capital losses, no related tax benefit was recognized for the three months ended June 30, 2012.

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

	For the Nine Months Ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One- to four-family	$100,032	$5,046	6.74%	$110,858	$5,815	7.01%
Multi-family	91,546	4,219	6.16	79,094	3,937	6.65
Nonresidential	214,880	10,335	6.43	194,156	9,837	6.77
Construction	25,160	1,091	5.80	33,060	1,562	6.31
Land and land development	45,408	1,490	4.39	59,477	1,986	4.46
Other	441	28	8.49	582	36	8.26
Total loans	477,467	22,209	6.22	477,227	23,173	6.49
Securities:
Collateralized mortgage obligations	146,374	1,702	1.55	241,177	3,394	1.88
Mortgage-backed securities	107,812	1,161	1.44	35,176	729	2.77
States and political subdivisions	10,410	422	5.42	14,725	556	5.04
U. S. government agencies	-	-	-	1,660	18	1.45
Corporate equity securities	16,165	267	2.21	24,929	306	1.64
Corporate debt securities	101,867	3,599	4.72	121,000	4,779	5.28
Total securities	382,628	7,151	2.50	438,667	9,782	2.98
Investment in FHLB stock	9,977	178	2.39	10,627	96	1.21
Other interest-earning assets	106,589	161	0.20	96,860	101	0.14
Total interest-earning assets	976,661	29,699	4.07	1,023,381	33,152	4.33
Allowance for loan losses	(10,555)			(12,874)
Noninterest-earning assets	92,475			82,350
Total assets	$1,058,581			$1,092,857
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Money market savings	$227,658	808	0.47	$221,116	762	0.46
Money market checking	46,479	151	0.43	43,430	155	0.48
Certificates of deposit	357,404	3,924	1.47	373,830	5,027	1.80
Total deposits	631,541	4,883	1.03	638,376	5,944	1.24
FHLB borrowings	172,633	5,788	4.48	186,563	6,658	4.77
Total interest-bearing liabilities	804,174	10,671	1.77	824,939	12,602	2.04
Noninterest bearing liabilities	11,474			10,396
Total liabilities	815,648			835,335
Stockholders’ equity	242,933			257,522
Total liabilities and stockholders’ equity	$1,058,581			$1,092,857
Net interest income		$19,028			$20,550
Interest rate spread(1)			2.30%			2.29%
Net interest margin(2)			2.60%			2.67%
Average interest-earning assets to average interest-bearing liabilities			121%			124%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for the Nine Months Ended June 30, 2013 and June 30, 2012

General. We had net income of $6.7 million, or $0.56 per share, for the nine months ended June 30, 2013 compared to net income of $3.9 million, or $0.30 per share, for the nine months ended June 30, 2012, an improvement of $2.8 million, or 70.2%. The increase was primarily the net result of a $4.1 million decrease in other-than-temporary impairment charges on securities included in income, a $2.4 million increase in gains on sales of securities, and a $597,000 decrease in income tax expense, partially offset by a $1.5 million decrease in net interest income, a $1.1 increase in the provision for loan losses, and a $1.7 million increase in other noninterest expenses.

Net Interest Income. Net interest income decreased $1.5 million, or 7.4%, to $19.0 million in the nine months ended June 30, 2013 from $20.5 million in the nine months ended June 30, 2012. The decrease in net interest income was the result of the sale, maturity and prepayment of higher yielding securities and loans, which resulted in lower yields on these asset classes. The average balances of interest-earning assets declined $46.7 million from the nine months ended June 30, 2012 to the nine months ended June 30, 2013 and the yield declined 26 basis points.

Total interest and dividend income decreased $3.5 million, or 10.4%, to $29.7 million for the nine months ended June 30, 2013 from $33.2 million for the nine months ended June 30, 2012. Interest income on loans decreased $964,000 primarily due to a 27 basis point decline in yield, partially offset by a $240,000 increase in the average balance of loans. The decline in yield was the result of a lower interest rate environment as well as increased competition for quality loans. The average balance of one- to four-family loans decreased $10.8 million and the yield declined 27 basis points. The average balance of land and land development loans decreased $14.1 million and the yield declined 7 basis points. The average balance of construction loans decreased $7.9 million and the yield decreased 51 basis points. These decreases in average balances were partially offset by a $20.7 million increase in the average balance of nonresidential loans and a $12.5 million increase in the average balance of multi-family loans. Their yields declined 34 basis points and 49 basis points, respectively.

Interest and dividend income on investment securities (excluding FHLB stock) decreased $2.6 million, or 26.9%, due to a $56.0 million decrease in the average balance of investment securities for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 as well as a 48 basis point decline in yield. The average balance of CMOs decreased $94.8 million and the yield decreased 33 basis points due to substantial prepayments of higher yielding CMOs, resulting in a decrease in interest income of $1.7 million. The average balance of corporate debt securities decreased $19.1 million and the yield declined 56 basis points due to the sale of longer-term corporate bonds, resulting in a decrease in interest income of $1.2 million. These decreases were partially offset by an increase in interest income on MBSs of $432,000 from the nine months ended June 30, 2012 to the nine months ended June 30, 2013 due to a $72.6 million increase in the average balance that was partially offset by a 133 basis point decline in yield. The severe decline in the yield on MBSs was due in part to the decline in market interest rates in March and April 2013, which resulted in a more rapid refinancing of MBSs purchased at premiums than projected. This scenario is expected to reverse in the fourth quarter of fiscal 2013 due to the rise in market interest rates in May and June 2013. The Company has significantly increased its investment in short-term MBSs and CMOs to meet regulatory qualified thrift lender requirements and to better position the Company for rising interest rates.

Total interest expense decreased $1.9 million, or 15.3%, to $10.7 million for the nine months ended June 30, 2013 from $12.6 million for the nine months ended June 30, 2012. The decline was the result of a $1.1 million decrease in deposit costs and a $870,000 decrease in FHLB borrowings costs. The average balance of interest-bearing deposits decreased $6.8 million due to a decrease in the average balance of certificates of deposit of $16.4 million, partially offset by an $9.6 million increase in the average balance of money market savings and money market checking accounts. The Company has not been aggressive in deposit pricing since its mutual to stock conversion because of the large amount of cash raised in the conversion. The average interest rate paid on deposits decreased 21 basis points as a result of the lower interest rate environment for deposits in the nine months ended June 30, 2013 compared to the comparable period in the prior year. As noted above, as the economy has improved, depositors have been more willing to move their certificates of deposit to higher risk assets to get a greater return on their funds. The average balance of FHLB borrowings decreased $13.9 million and the average interest rate paid declined 29 basis points due to debt modifications made during the third quarter of fiscal 2012.

Provision for Loan Losses. The provision for loan losses increased $1.1 million to $532,000 for the nine months ended June 30, 2013 compared to a credit provision of $542,000 for the nine months ended June 30, 2012. The increase in the provision was primarily due to a $46.0 million increase in total loans from September 30, 2012 to June 30, 2013. Net loan charge-offs were $904,000 for the nine months ended June 30, 2013 compared to $3.3 million for the nine months ended June 30, 2012. The overall allowance rate decreased 28 basis points at June 30, 2013 to 1.94% of total loans from 2.22% of total loans at September 30, 2012. See note 4 of the notes to the unaudited consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

Noninterest Income (Expense)

The following table presents the components of noninterest income (expense) and the percentage increase (decrease) from the comparable prior year nine months:

	Nine Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2013	2012	%
Service charges on deposit accounts	$37	$38	(2.3)%
Other service charges and fees	471	781	(39.7)
Gains on sales of loans held for sale	96	206	(53.1)
Gains (losses) on sales of securities, net	1,618	(777)	NM
Gains on sales of other real estate owned	1,614	1,336	20.8

Impairment of securities	(1,269)	(4,884)	(74.0)
Impairment recognized in OCI	(936)	(500)	87.3
Net impairment reflected in earnings	(333)	(4,384)	(92.4)

Increase in cash surrender value of bank-owned life insurance	962	965	(0.3)
Other operating income	568	439	29.5
Total noninterest income (expense)	$5,033	$(1,396)	NM

Gains, Losses, and Impairment Charges on Securities. Other-than-temporary-impairment charges on securities reflected in earnings decreased $4.1 million to $333,000 for the nine months ended June 30, 2013 compared to $4.4 million for the nine months ended June 30, 2012. Impairment charges reflected in earnings related entirely to debt securities for the nine months ended June 30, 2013 compared to $968,000 on debt securities and $3.4 million on equity securities in the nine months ended June 30, 2012. Impairment charges for the nine months ended June 30, 2013 related to the Company’s investment in an auction-rate municipal bond backed by student loans that experienced deteriorating collateral quality as well as our portfolio of non-agency CMOs. Sales of securities resulted in gains of $1.6 million for the nine months ended June 30, 2013 compared to losses of $777,000 for the nine months ended June 30, 2012.

Noninterest Income, Excluding Gains, Losses, and Impairment Charges on Securities. Total other noninterest income excluding gains, losses, and impairment charges on securities decreased $17,000, or 0.4%, for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. The decrease was due to a $310,000 decrease in other service charges and fees due to fees received on the prepayment of several large loans in the prior year partially offset by a $278,000 increase in net gains on sales of other real estate owned.

Other Noninterest Expenses.

The following table presents the components of other noninterest expenses and the percentage increase (decrease) from the comparable prior year nine months:

	Nine Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2013	2012	%
Personnel expense	$8,032	$6,743	19.1%
Occupancy expense	756	667	13.5
Equipment expense	667	707	(5.6)
Advertising expense	144	156	(8.0)
Federal deposit insurance premiums	518	618	(16.1)
Impairment of other real estate owned	78	611	(87.2)
Other operating expenses	3,709	2,729	35.9
Total other noninterest expenses	$13,904	$12,231	13.7

Total noninterest expenses increased $1.7 million, or 13.7%, to $13.9 million for the nine months ended June 30, 2013 compared to $12.2 million for the nine months ended June 30, 2012. The increase in noninterest expenses was primarily due to a $1.3 million increase in personnel expense and a $980,000 increase in other operating expenses primarily due to increased stock compensation expense related to the stock options and restricted stock granted to officers and directors under the Company’s 2012 Equity Incentive Plan in March 2012. The increase in other operating expenses was also due to increased technology costs as we prepared for the introduction of additional checking products in fiscal 2013. These increases were partially offset by a $533,000 decrease in impairment of other real estate owned.

Income Tax Expense. Income tax expense was $2.9 million for the nine months ended June 30, 2013 compared to $3.5 million for the nine months ended June 30, 2012. The effective income tax rate for the nine months ended June 30, 2013 was 30.5% compared to an effective income tax rate of 47.4 % for the nine months ended June 30, 2012. The decrease in the effective tax rate was due to the $3.4 million impairment losses on equity securities for the nine months ended June 30, 2012 compared to no losses for the nine months ended June 30, 2013. Losses on equity securities are capital losses and can only be used for tax purposes to offset capital gains. Because the Company is in a capital loss carryforward position and unable to use capital losses, no related tax benefit was recognized for the nine months ended June 30, 2012.

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

	Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012			Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$1,466	$(1,416)	$50	$33	$(997)	$(964)
Securities	(473)	(518)	(991)	(1,171)	(1,460)	(2,631)
Investment in FHLB stock	(16)	32	16	(18)	100	82
Other interest earning assets	1	13	14	11	49	60
Total	978	(1,889)	(911)	(1,145)	(2,308)	(3,453)
Interest expense:
Deposits:
Money market savings	12	34	46	34	12	46
Money market checking	10	(13)	(3)	17	(21)	(4)
Certificates of deposit	(126)	(277)	(403)	(311)	(792)	(1,103)
FHLB borrowings	(88)	(36)	(124)	(487)	(383)	(870)
Total	(192)	(292)	(484)	(747)	(1,184)	(1,931)
Increase/(decrease) in net interest income	$1,170	$(1,597)	$(427)	$(398)	$(1,124)	$(1,522)

Asset Quality

Nonperforming Assets (NPAs)

At June 30, 2013, nonperforming assets (NPAs) totaled $48.2 million, a decrease of $836,000 from $49.1 million at September 30, 2012. Our level of NPAs remains elevated over historical experience as a result of continued stresses in certain real estate markets as well as the time consuming process of resolving certain large loans working their way through the bankruptcy system. While we intend to actively work to reduce our NPAs, these levels of nonperforming assets are likely to remain elevated in the near term as problem loans work to resolution, which in some cases may be foreclosure.

Nonperforming assets at June 30, 2013 included $41.2 million in nonperforming loans (NPLs) as summarized in the table below. The following table reflects the balances and changes from the prior quarter:

(Dollars in thousands)	June 30, 2013	March 31, 2013	Increase (Decrease)
Nonaccrual loans:
One- to four-family	$10,360	$11,344	$(984)
Multi-family	12,600	12,625	(25)
Nonresidential	2,047	-	2,047
Construction	-	20	(20)
Land and land development	16,177	16,182	(5)
Total nonperforming loans	$41,184	$40,171	$1,013

The primary reason for the increase in nonperforming loans at June 30, 2013 was the addition of a $2.0 million nonresidential loan secured by a day care center and twenty-six developed lots in central Virginia. See below for further discussion of this loan.

At June 30, 2013, the allowance for loan losses as a percentage of total loans was 1.94% compared to 2.22% at September 30, 2012. See note 4 of the notes to the unaudited consolidated financial statements for further analysis of the allowance for loan losses.

The following table sets forth selected asset quality data and ratios for the dates indicated:

(Dollars in thousands)	June 30, 2013	September 30, 2012
Nonperforming loans	$41,184	$32,567
Other real estate owned	7,049	16,502
Total nonperforming assets	48,233	49,069
Performing troubled debt restructurings (1)	5,510	5,534
Total nonperforming assets and troubled debt restructurings	$53,743	$54,603

Allowance for loan losses	$9,912	$10,284
Total loans	$510,008	$464,036

Ratios
Allowance as a percentage of total loans	1.94%	2.22%
Allowance as a percentage of nonperforming loans	24.07%	31.58%
Total nonperforming loans to total loans	8.08%	7.02%
Total nonperforming loans to total assets	3.92%	3.04%
Total nonperforming assets and troubled debt restructurings to total assets	5.12%	5.10%

(1)	Performing troubled debt restructurings do not include troubled debt restructurings that remain on nonaccrual status and are included in nonaccrual loans above.

At June 30, 2013, nonaccrual loans were primarily comprised of the following:

•	Land and land development loans:
-	One loan on several hundred acres of undeveloped land in central Virginia proposed for a residential development within a planned unit development. This loan had a balance of $5.0 million and was classified as impaired at June 30, 2013. The collateral was valued at $8.9 million based upon a September 2012 appraisal. The borrower and guarantor on this loan declared bankruptcy and the Company is petitioning the bankruptcy court for release of its collateral. This loan was over 180 days delinquent at June 30, 2013.

-	One loan on several hundred acres of undeveloped land in central Virginia proposed for multi-use development within a planned unit development. This loan is a participation loan with two other banks, each having a one-third interest. The balance of the Company’s portion of this loan was $4.1 million and was classified as impaired at June 30, 2013. The collateral was valued at $15.1 million (of which $5.0 million is attributable to the Company) based upon a September 2012 appraisal. The borrower and guarantor on this loan declared bankruptcy and the Company is petitioning the bankruptcy court for release of its collateral. This loan was over 180 days delinquent at June 30, 2013.

-	Two loans on over one hundred acres of mixed-use land in central Virginia. These loans had a combined balance of $7.0 million and were classified as impaired at June 30, 2013. The collateral was valued at $8.2 million based upon a March 2013 appraisal. Both loans were current at June 30, 2013.

•	Multifamily

-

Three loans on a 580-unit apartment complex in central Virginia that had a combined balance of $11.4 million. The apartment complex is valued at $12.3 million based upon June 2013 appraisals. These loans were considered impaired at June 30, 2013. At June 30, 2013, two loans with a balance of $5.3 million were current and one loan with a balance of $6.1 million was over 180 days delinquent.

-	One loan on a 64-unit apartment complex in central Virginia with a balance of $1.2 million at June 30, 2013. The apartment complex does not generate enough cash to service the debt and requires support from the guarantor. The apartment complex is valued at $1.5 million based upon a June 2012 appraisal. This loan was identified as impaired at June 30, 2013. This loan was current at June 30, 2013.

•	One- to four-family

-	Sixty-six loans on one- to four-family residential properties in central Virginia to multiple borrowers with an aggregate balance of $6.6 million at June 30, 2013.

-	Two loans outstanding to separate entities controlled by the same guarantor totaling $3.8 million secured by twenty-one non-owner-occupied one- to four-family homes, almost all of which were rented at June 30, 2013. The collateral was valued at $4.2 million based upon May 2013 appraisals. At June 30, 2013, the loans were identified as impaired and were over 180 days delinquent because the rental cash flows from the properties were not sufficient to fully cover debt service.

•	Nonresidential

-	One loan secured by a day care center and twenty-six developed lots in central Virginia. This loan had a balance of $2.0 million and was 61-90 days delinquent at June 30, 2013. This loan was identified as impaired at June 30, 2013. The collateral for this loan was valued at $2.1 million based on a June 2013 appraisal of the day care center and the lots. We have two other loans to entities controlled by the guarantor on this loan as described above in one- to four-family loans.

The following table shows the aggregate amounts of our classified and criticized loans and securities at the dates indicated in accordance with regulatory classification definitions.

(Dollars in thousands)	June 30, 2013	September 30, 2012
Loans(1)
Special mention	$22,460	$17,583
Substandard	44,512	37,002
Total criticized loans	66,972	54,585

Other real estate owned
Substandard	7,049	16,502
Total classified other real estate owned	7,049	16,502

Securities
Substandard	7,200	10,710
Total classified securities	7,200	10,710
Total criticized assets	$81,221	$81,797

(1)	For regulatory reporting, performing troubled debt restructurings can be reclassified at the beginning of each calendar year. As a result, total classified and criticized loans for GAAP and regulatory reporting may be different.

At June 30, 2013, substandard loans, other than nonperforming loans, were comprised primarily of the following:

-	One loan secured by several hundred acres of partially-developed residential land in central Virginia. The remaining property is zoned for 106 potential lots. The “as-is” value of the collateral based on a June 2012 appraisal is $6.6 million, and the Company’s loan balance at June 30, 2013 was $3.6 million. The loan was current at June 30, 2013 and, to date, has received support from the guarantors as needed.

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

Our most liquid assets are cash and cash equivalents and securities classified as available-for-sale. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $129.3 million. In addition, at June 30, 2013, we had the ability to borrow a total of approximately $208.4 million in additional funds from the FHLB. Additionally, we established a borrowing arrangement with the Federal Reserve Bank of Richmond, although no borrowings have occurred to date. We intend to use corporate bonds as collateral for this arrangement and have pledged bonds with an estimated fair value of $5.4 million at June 30, 2013.

At June 30, 2013, we had $86.3 million in loan commitments outstanding, which included $84.0 million in undisbursed loans. Certificates of deposit due within one year of June 30, 2013 totaled $202.4 million. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

At June 30, 2013, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OCC. There are no conditions or events that management believes have changed the Bank’s classification. As a savings and loan holding company regulated by the Federal Reserve Board (“FRB”), Franklin Financial is not currently subject to any separate regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. These capital requirements will apply to savings and loan holding companies beginning in 2015. Currently, capital requirements are proposed for all savings and loan holding companies as part of the Dodd-Frank Act. The following table reflects the level of required capital and actual capital of the Bank at June 30, 2013 and September 30, 2012:

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
June 30, 2013
Tier 1 capital	$177,191	17.68%	$40,081	4.00%	$50,286	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	177,191	26.98	26,270	4.00	39,405	6.00
(to risk weighted assets)

Risk-based capital	185,420	28.23	52,540	8.00	65,675	10.00
(to risk weighted assets)

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
September 30, 2012
Tier 1 capital	$179,110	17.68%	$40,518	4.00%	$50,996	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	179,110	26.62	26,912	4.00	40,368	6.00
(to risk weighted assets)

Risk-based capital	187,538	27.87	53,824	8.00	67,280	10.00
(to risk weighted assets)

During the nine months ended June 30, 2013, the board of directors of the Bank declared a $15.0 million dividend that was paid to Franklin Financial on December 10, 2012. In June 2013, Franklin Financial transferred $5.9 million of bank-owned life insurance to the Bank as a contribution to its capital.

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at June 30, 2013 and September 30, 2012 (dollars in thousands):

	June 30, 2013
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Risk-based capital
GAAP capital	$179,072	$179,072	$179,072
Accumulated gains on certain available-for-sale securities	(3,373)	(3,373)	(3,373)
Disallowed deferred tax assets	(308)	(308)	(308)
Pension plan	1,800	1,800	1,800
General allowance for loan losses	-	-	8,229
Regulatory capital – computed	$177,191	$177,191	$185,420

	September 30, 2012
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Risk-based capital
GAAP capital	$184,277	$184,277	$184,277
Accumulated gains on certain available-for-sale securities	(6,967)	(6,967)	(6,967)
Pension plan	1,800	1,800	1,800
General allowance for loan losses	-	-	8,428
Regulatory capital – computed	$179,110	$179,110	$187,538

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

For the year ended September 30, 2012 and the nine months ended June 30, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Analysis

Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The following table presents the change in the present value of Franklin Federal’s equity at June 30, 2013 that would occur in the event of an immediate change in interest rates based on management assumptions. The table does not include the effect of approximately $27.0 million of investable assets held by Franklin Financial Corporation at June 30, 2013.

	Present Value of Equity
Change in	Market
Basis Points	Value	$ Change	% Change
	(Dollars in thousands)
300	$219,460	$5,835	2.7%
200	218,393	4,768	2.2
100	216,783	3,158	1.5
0	213,625	-	-
-100	200,810	(12,815)	(6.0)

Using the same assumptions as above, the sensitivity of our projected net interest income for the twelve months ending June 30, 2014 is as follows:

	Projected Net Interest Income
Change in	Net Interest
Basis Points	Income	$ Change	% Change
	(Dollars in thousands)
300	$24,534	$256	1.1%
200	24,519	241	1.0
100	24,392	114	0.5
0	24,278	-	-
-100	23,691	(587)	(2.4)

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report filed on Form 10-K for the year ended September 30, 2012. As of June 30, 2013, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Purchases of securities

The Company’s purchases of its common stock made during the three months ended June 30, 2013 are summarized as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
April 1 – 30, 2013	58,700	$18.09	58,700	434,815
May 1 – 31, 2013	86,700	18.13	86,700	348,115
June 1 – 30, 2013	91,900	18.24	91,900	256,215
Total	237,300	18.16	237,300

_______________

(1)	On November 15, 2012, the board of directors approved a third stock repurchase program whereby the Company was authorized to repurchase up to 645,415 shares, or approximately 5% of its common stock that was outstanding upon completion of the second stock repurchase program. During the three months ended June 30, 2013, the Company repurchased 237,300 shares of its outstanding common stock under this third program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of Franklin Financial Corporation (1)
3.2	Bylaws of Franklin Financial Corporation (2)
4.0	Form of Common Stock Certificate of Franklin Financial Corporation (3)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Franklin Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

_______________

(1)	Incorporated herein by reference to Exhibit 3.1 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(2)	Incorporated herein by reference to Exhibit 3.2 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(3)	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), as amended, initially filed with the Securities and Exchange Commission on December 10, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION
Registrant

August 7, 2013	By:	/s/ Richard T. Wheeler, Jr.
Richard T. Wheeler, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2013	By:	/s/ Donald F. Marker
Donald F. Marker
Vice President, Chief Financial Officer and Secretary/Treasurer
(Principal Financial and Accounting Officer)

