Form 10-K
period 2013-09-30
Franklin Financial Corp
filed 2013-12-19
CIK 1505823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
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

Large accelerated filer   ☐     Accelerated Filer    ☒    Non-accelerated filer   ☐     Smaller reporting company       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐    No   ☒

As of March 31, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $148.2 million, based on a closing price of $18.25.

There were 12,158,425 shares of common stock outstanding as of December 6, 2013.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on February 25, 2014 are incorporated by reference into Part III of this Form 10-K.

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

Market Area

                The Company currently operates eight full-service retail banking offices in the Greater Richmond area of central Virginia, including one branch at its corporate headquarters in Glen Allen. The Company considers the City of Richmond, the Counties of Henrico, Hanover and Chesterfield, Virginia, and the surrounding areas to be its primary market area. The City of Richmond serves as the capital of Virginia and the economic center of the Richmond-Petersburg metropolitan statistical area (“Richmond MSA”). The Richmond MSA had an estimated population of 1.29 million in 2012. The largest jurisdictions in the Richmond MSA as ranked by estimated 2012 population were Chesterfield County (323,856), Henrico County (314,932), Richmond (210,309), and Hanover County (100,668).

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

                While the City of Richmond experienced relatively low population growth of 6.3% from 2000 to 2012, the broader Richmond MSA experienced robust population growth of 17.2%. Chesterfield, Henrico, and Hanover counties recorded population growth rates of 24.6%, 20.1%, and 16.6%, respectively. The Richmond MSA population is projected to increase 4.8% over the next five years, continuing to exceed the state and national growth rates. The area reflects a generally high quality of life as exemplified by a relatively low cost of living, minimal traffic congestion, a physically attractive topography, and a diverse economy that experiences neither the highs nor the lows of national business cycles.

Employees

                At September 30, 2013, the Company had 95 full time equivalent employees.  No employees are represented by any collective bargaining unit.  The management of the Company considers relations with its employees to be good.

Competition

                The Company faces significant competition for deposits and loans. The most direct competition for deposits has historically come from the financial institutions operating in the Company’s primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. The Company also faces competition for investors’ funds from money market funds and mutual funds. At June 30, 2013, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, the Company held 0.89% of the FDIC-insured deposits in the Richmond MSA. Some of the banks owned by large national and regional holding companies and other community-based banks that also operate in the Company’s primary market area are larger and, therefore, may have greater resources or offer a broader range of products and services.

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

Lending Activities

                Nonresidential Real Estate Loans. The Company offers fixed-rate and, to a lesser extent, adjustable-rate mortgage loans secured by nonresidential commercial real estate. Approximately 91% of nonresidential real estate loans are secured by income-producing properties located within the Company’s primary market area and the surrounding 120 mile radius, including shopping centers and other retail properties, office buildings, hotels, mini-storage facilities, warehouses, nursing homes, and assisted-living facilities. In 2004, the Company began to significantly increase its origination of nonresidential real estate loans. Prior to that time, the Company’s focus was primarily on residential one-to four-family, owner-occupied mortgages and construction loans to builders.

                The Company originates fixed-rate nonresidential real estate loans with contractual maturities of up to 30 years. These loans are typically callable in five to ten years and at any time thereafter. The Company also offers adjustable-rate nonresidential real estate loans with contractual maturities up to 15 years that are typically callable in five to ten years and at any time thereafter. Interest rates on adjustable rate loans are primarily equal to a margin above the prime lending rate or the London Interbank Offered Rate (LIBOR). Rates are generally adjustable monthly, but they may adjust at other intervals as negotiated with the borrower at the time a loan is made. Loans are secured by first mortgages, with limited exceptions, and generally are originated with a maximum loan-to-value ratio of 80%, with exceptions for borrowers or guarantors with high net worth, high liquidity, or other compensating factors. Approximately 61% of loans that the Company originated in the past three years had loan-to-value ratios of 70% or less at origination and approximately 36% of such loans had loan-to-value ratios between 70% and 80% at origination. Rates and other terms on such loans depend on an assessment of credit risk after considering such factors as the borrower’s financial condition and credit history, property type, loan-to-value ratio, debt service coverage ratio, financial strength of the guarantor and other factors. The Company requires personal guarantees and a projected debt service coverage ratio of 1.2x or greater depending on the characteristics of the project but may accept a lower debt service coverage ratio for loans in the lease-up phase, with short amortization periods, with guarantors with high net worth and high liquidity, or on properties anchored by investment grade tenants. Additionally, the Company may not require personal guarantees for loans with loan-to-value ratios of approximately 50% or less or on properties anchored by investment-grade tenants. The Company’s nonresidential real estate loans carry prepayment penalties of up to 5% of the amount prepaid.

                As of September 30, 2013, the average size of the Company’s 50 largest nonresidential real estate loans was $4.2 million, and the largest such loan outstanding was $9.7 million. This loan, which was originated in April 2010 and is secured by a first deed of trust on a hotel in eastern Virginia, was performing in accordance with its terms at September 30, 2013.

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

          As of September 30, 2013, the Company’s largest multi-family real estate exposure was three loans on one property with a total outstanding balance of $11.3 million. These loans, which were originated from March 2006 to April 2008, are secured by an approximately 600 unit apartment project in central Virginia. These loans were considered impaired at September 30, 2013 and were on nonaccrual status at that date. For a further discussion of these loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality—Nonperforming Assets.”

                One-to Four-Family Residential Loans. The Company’s origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in its primary market area. The Company originates one-to four-family residential mortgage loans on non-owner-occupied investment properties. The Company ceased originating owner-occupied one- to four-family residential mortgage loans during fiscal 2013 due to the commencement of operations of a joint venture with TowneBank Mortgage as discussed below. At September 30, 2013, $37.4 million of the Company’s one-to four-family residential loan portfolio was comprised of loans on owner-occupied properties and $55.9 million was comprised of loans on non-owner-occupied investment properties. The Company offers fixed-rate mortgage loans with contractual maturities up to 30 years. In the past four years, the Company has required call provisions up to 15 years, but more typically five to ten years, for loans on non-owner-occupied properties.

                In December 2012, a service corporation subsidiary of Franklin Federal entered into a joint venture with TowneBank Mortgage, a division of TowneBank, a Virginia state chartered bank. The joint venture, operating as Franklin Federal Mortgage Center (“FFMC”) began operations in January 2013. Franklin Federal, through its wholly-owned service corporation subsidiary, made a 49% minority interest investment in FFMC. When operations began, Franklin Federal discontinued making single-family, owner-occupied residential mortgage loans directly. Instead, Franklin Federal leases space to FFMC in some of its branches to house FFMC loan originators.

                FFMC originates loans to customers of Franklin Federal and other borrowers and sells such loans in the secondary market. Loans originated by FFMC are processed by TowneBank Mortgage under an Administrative Services Agreement whereby the loans are processed from acceptance of the application to the closing of the loan and disbursement of the funds. TowneBank Mortgage provides support in establishing and implementing procedures to ensure the consistency, quality, and regulatory compliance of the business, including periodic audits of such matters, and provides administrative support for FFMC’s overall quality assurance, risk management, and regulatory compliance programs. Once finalized, the loans are packaged and sold principally in the secondary market.

                The business affairs of FFMC are managed by a Board of Managers, which is responsible for policy setting and approval of the overall direction of FFMC. The Board of Managers is comprised of two officers of Franklin Federal and two officers of TowneBank Mortgage.

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

                The Company has not originated subprime loans (i.e., mortgage loans aimed at borrowers who do not qualify for market interest rates because of problems with their credit history). The Company does not offer loans with negative amortization. Interest-only loans represent less than 1% of total loans, and such loans are not currently being offered on one- to four-family properties.

                At September 30, 2013, the largest owner-occupied one-to four-family residential loan in the Company’s portfolio had an outstanding balance of $962,000. This loan, which was originated in January 2011 and is secured by a single family home, was performing in accordance with its original terms at September 30, 2013.

                At September 30, 2013, the Company had 386 non-owner-occupied residential loans with aggregate outstanding balances of $55.9 million, including 15 loans that each had an outstanding balance of more than $500,000. At September 30, 2013, the largest non-owner occupied residential loan in the Company’s portfolio had an outstanding balance of $4.7 million. This loan, which was originated in December 2006 and is secured by 38 one-to four-family rental property dwellings, was performing in accordance with its original terms at September 30, 2013. At September 30, 2013, nonperforming non-owner-occupied residential loans totaled $6.9 million.

                Construction Loans. The Company originates construction loans for one-to four-family homes, multi-family properties and nonresidential commercial real estate. The Company’s construction lending program began in fiscal 1997 with a focus on local residential builders. Builder lines outstanding grew moderately from inception until reaching approximately $69.0 million at September 30, 2007. Given market conditions since then, the Company has allowed this portfolio to gradually run off through sales of the underlying houses and lots and, in the last five years, through foreclosures. The Company is currently originating construction loans on a limited basis, primarily on one-to four-family homes, multi-family properties, and selected nonresidential properties. With improving home prices and a growing housing recovery, the Company anticipates that it will more actively solicit construction loans in fiscal 2014.

                Construction loans to builders on one-to four-family homes have terms up to twelve months with monthly interest only payments. Except for speculative loans, discussed below, repayment of such construction loans comes from the proceeds of a permanent mortgage loan for which a commitment or pre-approval is in place when the construction loan is originated. The Company originates these construction loans to well-established builders in its primary market area, and management limits the number of projects with each builder. Interest rates on these loans are tied to the prime lending rate with a floor or minimum interest rate established at the time the loan is made. Construction loans do not exceed the lesser of 90% of the appraised value or 100% of the direct construction costs. Prior to November 30, 2012, the Company offered construction loans to homebuyers for the construction of their personal residences, which converted into permanent loans at the end of the construction period. Such loans generally had a six-month construction period with interest only payments due monthly during the construction phase, followed by an automatic conversion to a permanent loan with a term up to 30 years with monthly payments of principal and interest. The Company discontinued this product in connection with the commencement of operations of its mortgage joint venture with TowneBank Mortgage (see “Item 1, Business – Lending Activities - One-to Four-Family Residential Loans” above). Occasionally, a construction loan to a builder of a speculative home will be converted to a permanent loan if the builder has not secured a buyer within a limited period of time after the completion of the home. The Company disburses funds on a percentage-of-completion basis following an inspection by a third party inspector and review of title.

                Due to current market conditions, the Company is originating only a limited number of speculative construction loans to builders with a strong track record. At September 30, 2013, the Company had approved commitments for speculative construction loans of $11.1 million, of which $7.4 million was outstanding.

                The Company also originates construction loans on nonresidential and multi-family real estate projects. The nonresidential loans are typically on properties anchored by investment grade tenants. The loan-to-value ratio on such properties is 80% or lower, and the expected debt service coverage ratio upon stabilization is 1.2x or greater. These loans require payment of interest only during construction before converting to a fixed-rate amortizing loan.

                At September 30, 2013, the Company’s largest one-to four-family construction loan relationship was for a builder line of credit of $12.0 million, of which $4.7 million was outstanding and on which any new extension of credit must be approved by the Company’s Loan Committee. This relationship was performing according to its original terms at September 30, 2013.

                At September 30, 2013, the Company’s largest construction loan on a nonresidential or multi-family real estate project was $13.0 million on a project to renovate several apartment complexes in central Virginia. At September 30, 2013, approximately $9.8 million of the total loan amount had been disbursed. This loan was performing according to its original terms at September 30, 2013.

                Land and Land Development Loans. The Company originates loans to developers for the purpose of purchasing and/or developing vacant land in its primary market area and in areas within 120 miles of its primary market area, typically for residential subdivisions. The Company began making land and land development loans in fiscal 2001 and reached a fiscal year end peak of such loans at September 30, 2008 at $79.3 million as compared to $46.1 million at September 30, 2013. The Company has significantly curtailed the origination of land and land development loans in the past five years. As house prices and housing activity improve, the Company has capacity to make additional land and land development loans and may do so to strong borrowers on attractively located properties, particularly with favorable zoning.

                Land and land development loans are generally interest-only loans for a term not to exceed three years. For a land development loan, the Company requires a maximum loan-to-value ratio of 75% of the appraised value upon completion. For a land loan, the Company requires a maximum loan-to-value ratio of 65% of the appraised market value. There are a limited number of exceptions to these limits. Development plans and cost verification documents are required from borrowers before management approves and closes the loan. One of the Company’s officers is required to personally visit the proposed development site.

          At September 30, 2013, the Company’s largest land and land development exposure was two loans on one property with a total outstanding balance of $7.0 million. These loans are secured by over one hundred acres of mixed-use land in central Virginia. These loans were considered impaired at September 30, 2013 and were on nonaccrual status at that date. For a further discussion of these loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality – Nonperforming Assets.”

                Other Loans. The Company offers, on a limited basis, non-real estate loans and second mortgages. The Company does not actively market these loans and such loans represent a small portion of the loan portfolio. Key loan terms vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors, and personal guarantees may be required as part of the loan commitment.

                In October 2013, the Company made a subordinated loan to a Virginia-based community bank holding company totaling $11.0 million. This loan is not secured and is subordinated to most obligations of the bank holding company and its bank subsidiary. The subordinated loan meets regulatory requirements to qualify as Tier 2 capital for the borrower. The loan matures in 2023 and requires monthly payments of principal and interest that will fully amortize the loan in ten years.

Loan Underwriting Risks

                Nonresidential and Multi-Family Real Estate Loans. Loans secured by nonresidential and multi-family real estate generally have larger balances and involve a greater degree of risk than one-to four-family residential mortgage loans. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. Of primary concern in nonresidential and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. In reaching a decision on whether to make a nonresidential or multi-family real estate loan, the Company reviews a cash flow analysis of the guarantors and considers the net operating income of the property, the borrower’s expertise, credit history, profitability, the value and location of the underlying property (including vacancies and the terms of leases), the financial strength of the guarantors and other factors. An environmental questionnaire is obtained and a Phase 1 or 2 environmental assessment is obtained when management determines that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that experienced environmental issues. To monitor cash flows on income producing properties, the Company requires borrowers and loan guarantors to provide annual financial statements, global cash flow information, and rent rolls on nonresidential and multi-family real estate loans in excess of $1.0 million.

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

                Loan Originations, Sales and Purchases. Loan originations come from a number of sources. The primary sources of loan originations are real estate agents, brokers, mortgage bankers, existing customers, advertising and referrals from customers. Most of the Company’s nonresidential real estate and multi-family real estate loan originations result from existing relationships and referrals from mortgage bankers. The Company generally sold in the secondary market long-term fixed-rate residential owner-occupied mortgage loans that it originated prior to its joint venture with TowneBank Mortgage. The decision to sell loans was based on prevailing market interest rate conditions, interest rate risk management and liquidity needs. The Company occasionally purchases participation interests in commercial real estate loans to supplement its lending portfolio and sells participations in  such loans that exceed its internal guidance limits. Participation loans generally involve additional risks in the event of default because of the divergent interests of the participants. The Company has not historically purchased whole loans.

                Loan Approval Procedures and Authority. The Company’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by its board of directors and management. Franklin Federal uses a Loan Committee for the review and approval of all loans. The Loan Committee consists of five members, and the approval of at least three of the members is required for the loan to be granted. Loans up to $3.0 million may be approved by the Loan Committee and reported to the board of directors. Loans over $3.0 million, as well as loans originated on properties located outside the Commonwealth of Virginia, must be approved by the board of directors.

                Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2013, Franklin Federal’s regulatory limit on loans to one borrower was $28.5 million, allowing for an additional $19.0 million for loans secured by specific readily-marketable collateral. Franklin Financial Corporation is not subject to a limit on loans to one borrower. At September 30, 2013, the Company’s largest lending relationship had $18.9 million of loans outstanding and the loans to this borrower were performing according to their original terms. This loan relationship is secured by first deeds of trust on two hotels in eastern Virginia.

          Loan Commitments. The Company issues commitments for residential and commercial mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to customers. Generally, loan commitments expire after 30 to 90 days.

Investment Activities

          The Company currently maintains investment portfolios at both Franklin Financial and the Bank. At September 30, 2013, the Company’s investment portfolio totaled $375.2 million, or 35.4% of total assets, on a consolidated basis. Franklin Financial’s portfolio consists primarily of marketable equity securities of Virginia-based community banks. Franklin Federal’s portfolio consists primarily of various types of debt securities as permitted by OCC regulations, including mortgage-backed securities, collateralized mortgage obligations, state and local government obligations and corporate debt obligations.

          The Company has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and corporate bonds. Within certain regulatory limits, the Company also may invest a portion of its assets in corporate equity securities and pass-through investments in mutual funds. The Company also is required to maintain an investment in Federal Home Loan Bank of Atlanta stock. While the Company has the authority under applicable law and its investment policies to invest in derivative securities, there were no such investments at September 30, 2013.

          The objectives of the Bank’s investment policy are to provide and maintain liquidity, to provide collateral for pledging requirements, to assist in maintaining an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak, to meet regulatory qualified thrift lender requirements, and to generate a favorable return. The Company’s board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy and appointment of the Asset/Liability Management Committee (“ALCO”) and the Investment Committees. The ALCO for Franklin Federal Savings Bank consists of the Chief Executive Officer, Chief Financial Officer and two other Executive Vice Presidents. Franklin Federal’s Investment Committee, which consists of the Chief Executive Officer, Chief Financial Officer and one other Executive Vice President, is responsible for implementation of the investment policy and monitoring the Bank’s investment performance. Individual investment transactions are reviewed and approved by the board of directors on a monthly basis.

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

          The investment policy of Franklin Financial sets guidelines and limits for the purchase of stocks of community banks. Under its investment policies, the Company may make investments of up to 4.99%, subject to a maximum investment of $15.0 million, in Virginia-based community banking institutions. In making such investments, at the time of purchase the community banking institution must meet all regulatory minimum capital levels, must have been profitable from recurring operations in each of the prior three years, and must have had a minimum book value capitalization of $10.0 million. Effective August 23, 2011, the investment policy of Franklin Financial was amended to place a moratorium on the purchase of any additional equity securities without board of directors prior approval. The Company expects to gradually dispose of its equity portfolio over the next two years.

          Due to the global financial crisis and given the concentration of Franklin Financial’s investment portfolio in equity securities of financial institutions, the Company’s investment portfolio experienced significant deterioration in 2011 and 2010. During fiscal years 2012 and 2011, Franklin Financial recognized other-than-temporary impairment charges on its equity securities portfolio of $3.4 million and $1.1 million, respectively. No other-than-temporary impairment charges on equity securities were recognized during fiscal 2013. The net unrealized losses in Franklin Financial’s equity securities portfolio at September 30, 2011 were $7.1 million. During the year ended September 30, 2012, the Company greatly reduced its exposure to corporate equity securities and virtually all of the equity securities held at September 30, 2012 were equities of Virginia-based community banking institutions. At September 30, 2013 and 2012, Franklin Financial’s equity securities portfolio had a net unrealized gain of $10.1 million and $2.9 million, respectively.

          Some of the Company’s debt securities have also experienced significant declines in value in connection with the global financial crisis. In 2008, Franklin Federal owned investments in three mutual funds, which were primarily invested in various short-term instruments including mortgage-related investments (including private-label mortgage-backed securities), U.S. government debt securities, investment-grade corporate debt, and other high quality, short-term securities. At the time Franklin Federal invested in these funds, some of which investments were made as early as 2001, they were highly rated and well-performing funds. In 2008, the funds experienced significant price declines due to credit deterioration and elevated liquidity premiums. The fund managers enacted a redemption-in-kind provision that restricted the ability of Franklin Federal to sell these investments. Franklin Federal elected to exercise the redemption-in-kind provision and received $97.1 million of debt securities in three separate redemptions, including $51.0 million of non-agency collateralized mortgage obligations (“CMOs”). To better understand the risk associated with these non-agency CMOs, the Company engaged a third-party consultant to perform a detailed analysis of all non-agency CMO securities to identify potential loss exposure. At September 30, 2013, the Company’s non-agency CMOs, which are classified as held-to-maturity securities, had a par value of $19.3 million, an adjusted amortized cost value (financial statement carrying value) of $7.8 million, an amortized cost of $9.6 million and an estimated fair value of $9.6 million. For the fiscal year ended September 30, 2013, 2012 and 2011, the Company recognized impairment charges in earnings totaling $391,000, $518,000, and $1.5 million, respectively, on these securities. The net unrealized gains on all of the Company’s debt securities at September 30, 2013, 2012, and 2011 were $7.3 million, $11.6 million, and $4.2 million, respectively.

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

          For a detailed discussion of the gains and losses the Company has incurred on the Company’s investment portfolio during 2011 through 2013, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended September 30, 2013, 2012 and 2011—Gains, Losses, and Impairment Charges on Securities” and note 4 to the consolidated financial statements.

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

          Deposit Accounts. Deposits are attracted from within the Company’s primary market area through the offering of a selection of deposit instruments, all but one of which are interest-bearing accounts, including money market checking and savings accounts and certificates of deposit. Historically, the Company has not offered noninterest-bearing demand accounts (such as checking accounts), although it introduced, on a limited basis, a basic checking account in 2012. The Company introduced a wider array of competitive demand deposit accounts in fiscal 2013 with bill payment, online banking, and debit cards. At September 30, 2013, $363.3 million, or 56.2% of the Company’s total deposits, were certificates of deposit. At September 30, 2013, the Company did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, the type of account and the interest rate, among other factors. In determining the terms of deposit accounts, the Company considers the rates offered by its competition, liquidity needs, profitability, matching deposit and loan products, and customer preferences and concerns. The Company generally reviews its deposit mix and pricing weekly. The Company’s deposit pricing strategy has typically been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits of a specific type or term.

Borrowings. The Company uses advances from the Federal Home Loan Bank of Atlanta (“FHLB”) to supplement the Company’s investable funds and to help manage liquidity risk and interest rate risk. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of the Company’s mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s total assets and the FHLB’s assessment of the institution’s creditworthiness. At September 30, 2013, the Company had unused borrowing capacity of approximately $162.5 million with the FHLB, and $180.0 million of long-term borrowings were outstanding, gross of the deferred prepayment penalties discussed below. Additionally, the Company maintains a borrowing arrangement with the Federal Reserve Bank of Richmond. No borrowings have occurred to date and any future borrowings will be secured primarily by corporate bonds.

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

Financial Services

          The Company has an agreement with a third-party registered broker-dealer, Cetera Investment Services LLC (“Cetera”). Through Cetera, the Company offers customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. For the years ended September 30, 2013, 2012, and 2011, pursuant to the Company’s agreement with Cetera, the Company received fees of $749,000, $552,000 and $454,000, respectively.

Properties

          The Company currently conducts business from its corporate headquarters and seven additional branches. The following table sets forth the net book value of the land, building, and leasehold improvements, if applicable, and certain other information with respect to the Company’s offices at September 30, 2013. In May 2013, the Company moved its Mechanicsville branch from leased space in the Hanover Square Shopping Center to a free-standing owned facility less than one mile away.

(Dollars in thousands)	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at September 30, 2013
Main Office:
4501 Cox Road Glen Allen, Virginia 23060	1994	35,210	Owned	N/A	$2,718

Branch Offices:

5100 Nine Mile Road Richmond, Virginia 23223	1996	2,472	Owned	N/A	267

5011 Brook Road Richmond, Virginia 23227	1992	2,288	Owned	N/A	294

7013 Three Chopt Road Richmond, Virginia 23226	1954	2,229	Leased	5/31/2014	10

7279 Bell Creek Road Mechanicsville, Virginia 23111	2013	2,380	Owned	N/A	1,034

9000 West Huguenot Road Richmond, Virginia 23235	1992	3,280	Owned	N/A	478

9961 Iron Bridge Road Chesterfield, Virginia 23832	1997	7,433	Owned	N/A	483

1717 Bellevue Avenue Richmond, Virginia 23227	2010	414	Leased	5/31/2014	2

Subsidiaries

          The Bank has three wholly owned subsidiaries, Franklin Service Corporation, which provides trustee services on loans originated by the Bank; Reality Holdings LLC, which, through its subsidiaries, holds and manages foreclosed properties purchased from the Bank; and Franklin Federal Mortgage Holdings LLC, which through a 49% owned joint venture with TowneBank Mortgage, originates and sells mortgage loans, primarily on owner-occupied single-family homes.

Regulation and Supervision

General

          Franklin Federal, as a federal savings association, is currently subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”), as its primary federal regulator, and by the Federal Deposit Insurance Corporation as the insurer of its deposits. Franklin Federal is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Franklin Federal must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC to evaluate Franklin Federal’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the OCC, the Federal Deposit Insurance Corporation or Congress, could have a material adverse effect on Franklin Financial and Franklin Federal and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of Franklin Federal. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as Franklin Federal was transferred to the OCC on July 21, 2011. The OCC is also primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Franklin Federal, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

          Certain of the regulatory requirements that are applicable to Franklin Federal and Franklin Financial are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Franklin Federal and Franklin Financial.

Federal Banking Regulation

          Business Activities. The activities of federal savings banks, such as Franklin Federal, are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, nonresidential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

          Current Capital Requirements. The applicable capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk- based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

          The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At September 30, 2013, Franklin Federal met each of its capital requirements.

New Capital Rule – Basel III. On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

It is management’s belief that, as of September 30, 2013, Franklin Financial and Franklin Federal would meet all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements were currently effective.

Prompt Corrective Regulatory Action. The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OCC is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OCC within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

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

          The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. In lieu of further special assessments, however, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. That pre-payment, which included an assumed annual assessment base increase of 5%, was due December 30, 2009. The pre-payment was recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009 and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

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

          Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the OCC. The management of Franklin Federal does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

          A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of September 30, 2013, Franklin Federal maintained 68.0% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test, and it has done so each month since April 2011.

          Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OCC is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide 30 days prior written notice to the Board of Governors of the Federal Reserve System of the capital distribution if, like Franklin Federal, it is a subsidiary of a holding company, as well as an informational notice filing to the OCC. If Franklin Federal’s capital ever fell below its regulatory requirements or the OCC notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

On November 29, 2012, the board of directors of Franklin Federal declared a $15.0 million dividend that was paid to Franklin Financial on December 10, 2012 in order to enable Franklin Financial to continue to repurchase shares of its common stock and for normal operating expenses and general corporate purposes.

          Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OCC determines that a savings association fails to meet any standard prescribed by the guidelines, the OCC may require the institution to submit an acceptable plan to achieve compliance with the standard.

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

Enforcement. The OCC currently has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings association. If action is not taken by the OCC, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Franklin Federal’s regulator, the OCC, is funded through assessments imposed on regulated institutions. Assessments paid by Franklin Federal to the OCC for the fiscal year ended September 30, 2013 totaled $240,000.

Federal Home Loan Bank System. Franklin Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Franklin Federal, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Franklin Federal was in compliance with this requirement with an investment in Federal Home Loan Bank of Atlanta stock at September 30, 2013 of $9.3 million.

       Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally require that the Bank maintain average daily reserves equal to 3% on aggregate transaction accounts of up to $79.5 million, plus 10% on the remainder. The first $12.4 million of transaction accounts are exempt. Beginning January 23, 2014, the Bank will be required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to $89.0 million, plus 10% on the remainder, and the first $13.3 million of transaction accounts will be exempt. This percentage is subject to adjustment by the Federal Reserve. Franklin Federal complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

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

          Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, and the convenience and needs of the community and competitive factors.

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

Regulations of the OCC provide that, for a period of three years following the date of the completion of our conversion on April 27, 2011, no person, acting singly or together with associates acting in concert, may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of any class of any equity security of Franklin Financial without the prior written approval of the OCC. Where any person, directly or indirectly, acquires beneficial ownership of more than 10% of any class of any equity security of Franklin Financial without the prior written approval of the OCC, the securities beneficially owned by such person in excess of 10% will not be voted by any person or counted as voting shares in connection with any matter submitted to the stockholders for a vote and will not be counted as outstanding for purposes of determining the affirmative vote necessary to approve any matter submitted to the stockholders for a vote.

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

          For fiscal 2013, we recorded a provision for loan losses of $525,000. We also recorded net loan charge-offs of $1.1 million. Our nonperforming assets increased in fiscal 2013 from $49.1 million, or 4.6% of total assets and 27.4% of Tier 1 capital at September 30, 2012, to $55.8 million, or 5.3% of total assets and 31.0% of Tier 1 capital, at September 30, 2013. The increase in nonperforming assets was primarily due to continued stresses in certain real estate markets, which has made it difficult for our borrowers to improve the performance of their collateral properties. If the economy and/or real estate markets remain unchanged or further weaken, we may be required to add further provisions to our allowance for loan losses as nonperforming assets could increase or the value of the collateral securing loans may be insufficient to cover any remaining net loan balance, which could have a negative effect on our results of operations.

          Like all financial institutions, the Company maintains an allowance for loan losses to provide for loans that its borrowers may not repay in their entirety. The Company has seen increases in the level of nonperforming assets in 2013 and 2011. Nonperforming assets decreased during fiscal year 2012. All nonperforming assets relate directly or indirectly to loans made prior to December 31, 2007, when our country’s most recent recession began, except for two single-family loans totaling less than $400,000 and selected other loans made to facilitate the workout of nonperforming assets.

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

          In the past 10 years, construction loans, including speculative construction loans, have been a material part of the Company’s loan portfolio. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. At September 30, 2013, $35.8 million, or 6.8% of our loan portfolio, consisted of construction loans, of which $7.4 million consisted of speculative construction loans. Until recently, the demand for construction loans decreased significantly due to the decline in the housing market and new home construction and, in response to these market conditions, management reduced originations of such loans in 2011, 2012, and 2013 compared to pre-recession levels. At September 30, 2013, $46.1 million, or 8.8% of our loan portfolio, consisted of land and land development loans. Land and land development loans have substantially similar risks as speculative construction loans. These loan types generally expose a lender to greater risk of non-payment and loss than owner-occupied residential mortgage loans because the repayment of such loans depends on the successful construction or development and ultimate sale of the property and, possibly, unrelated cash needs of the borrowers. Also, such loans typically involve larger balances to a single borrower or groups of related borrowers. In addition, many borrowers of these types of loans have more than one loan outstanding with us, so an adverse development with respect to one loan or credit relationship can expose the Company to significantly greater risk of non-payment and loss.

Nonresidential and multi-family real estate lending may expose us to increased lending risks.

          At September 30, 2013, $348.9 million, or 66.5%, of the Company’s loan portfolio consisted of nonresidential and multi-family real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than owner-occupied, one-to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to owner-occupied one-to four-family residential mortgage loans. Also, many of the Company’s nonresidential real estate borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to an owner-occupied, one-to four-family residential mortgage loan.

Regulatory limits on commercial real estate loans could affect our ability to execute our operating strategy.

          Continued focus on commercial real estate lending activities is a key component of the Company’s operating strategy. Interagency guidance issued by the banking regulators in 2006 encourages enhanced risk management practices and capital levels for banks with a significant concentration of commercial real estate loans. For purposes of this regulatory guidance, commercial real estate loans include nonresidential real estate, multi-family, construction, and land and land development loans. While federal regulators have not set specific limits on the level of commercial real estate loans banks may hold in portfolio, federal regulators may instruct individual banks to reduce a concentration when they believe it is warranted. As of September 30, 2013, the total of construction and land and land development loans for the Bank was 39% of the sum of its Tier 1 capital plus the general portion of the allowance for loan losses. The total of construction, land and land development, nonresidential and multi-family loans as of September 30, 2013 for the Bank was 217% of the sum of its Tier 1 capital plus the general portion of the allowance for loan losses.

Declines in the value of investment securities could require write-downs, which would reduce earnings.

          In 2013, 2012 and 2011, we recognized other-than-temporary impairment charges in earnings of $435,000, $4.7 million, and $2.6 million, respectively, related to our investment portfolio. At September 30, 2013, $21.0 million, or 6.9%, of our available for sale investment securities portfolio was comprised of corporate equity securities held by Franklin Financial. Corporate equity securities are generally considered riskier investments than asset-backed or government guaranteed securities, and therefore, may expose us to a greater degree of loss. During 2012, we greatly reduced our exposure to corporate equity securities, and virtually all of these securities held at September 30, 2013 are equities of Virginia-based community banking institutions with unrealized gains.

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

          The Company’s investment portfolio is also subject to increased risk as the valuation of investments is more subjective when markets are illiquid or when longer-term interest rates rise sharply as they have in the past six months, thereby increasing the risk that the estimated fair value (i.e. the carrying amount) of the portion of the investment portfolio that is carried at fair value as reflected in the consolidated financial statements is not reflective of prices at which actual transactions would occur.

        Because of the risks set forth above, the value of the Company’s investment portfolio could decrease, the Company could experience reduced net investment income and could incur realized investment losses, which could materially and adversely affect the results of operations, financial position and liquidity.

          Management reviews the securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current amortized cost. When the fair value of any investment security has declined below its amortized cost, management is required to assess whether the decline is other-than-temporary. The Company is required to write-down the value of a security through a charge to earnings if management concludes that a decline is other-than-temporary. In the case of debt securities, the Company is required to charge to earnings any decreases in value that are credit-related. As of September 30, 2013, the amortized cost and the fair value of our securities portfolio totaled $360.4 million and $377.7 million, respectively. Changes in the expected cash flows of these securities and/or prolonged price declines in future periods may result in a charge to earnings to write down these securities. Any charges for other-than-temporary impairment would not impact cash flow or liquidity. Losses in value in the Company’s investment securities portfolio could result in further impairment write-downs, which would, in turn, reduce earnings.

A significant percentage of the Company’s assets are invested in cash and cash equivalents and investment securities, which typically have a lower yield than the Company’s loan portfolio.

            The Company’s results of operations are substantially dependent on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. At September 30, 2013, 44.8% of the Company’s assets was invested in cash and cash equivalents and investment securities. These investments generally yield substantially less than the loans in the loan portfolio. The Company intends to invest a greater proportion of assets in loans with the goal of increasing net interest income as loan demand improves.

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

                Over the long term, the Company expects to experience growth in assets, deposits and the scale of operations. However, achieving growth targets requires the Company to successfully execute its business strategies. The Company’s business strategies include continuing to emphasize commercial real estate lending and introducing new and competitive deposit products to become a full-service community banking institution. The ability to successfully grow will also depend on the continued availability of loan opportunities that meet the Company’s underwriting standards. If the Company does not manage its growth effectively, it may not be able to achieve its business plan, and its business and prospects could be adversely affected.

Regulation of the financial services industry is undergoing major changes and future legislation could increase our cost of doing business or harm our competitive position.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation impacting financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has created a significant shift in the way financial institutions operate. The Dodd-Frank Act also created a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or collateral for loans. Future legislative changes could require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies have taken stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include entering into written agreements and cease and desist orders that place certain limitations on operations. Federal bank regulators have also been using with more frequency their ability to impose individual minimum capital requirements on banks, which requirements may be higher than those required under the Dodd-Frank Act or that would otherwise qualify a bank as being “well capitalized” under applicable prompt corrective action regulations. If we were to become subject to a regulatory agreement or higher individual minimum capital requirements, such action may have a negative impact on our ability to execute our business plan, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

Additionally, in early July 2013, the Federal Reserve approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. Basel III and the regulations of the federal banking agencies require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards, Compliance with these rules will impose additional costs on the Company and the Bank.

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and increased unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

The Company is dependent upon the services of its management team.

The Company relies heavily on its Chairman, President and Chief Executive Officer, Richard T. Wheeler, Jr., and its executive officers, Donald F. Marker, Steven R. Lohr and Barry R. Shenton. The loss of the chief executive officer or other executive officers could have a material adverse effect on our operations because, as a community bank, the Company has fewer management-level personnel that have the experience and expertise to readily replace these individuals. Changes in key personnel and their responsibilities may be disruptive to business and could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company entered into employment agreements with Messrs. Wheeler, Marker, Lohr and Shenton upon completion of its mutual-to-stock conversion in fiscal 2011, which have subsequently been extended to October 2016.

The average age of our depositor base may make our strategy to expand our deposit product offerings more difficult to achieve.

Several years ago, the Company embarked on a strategy to broaden our deposit products and services, including the introduction of a money market checking account and a basic demand deposit account. Until recently, the only core deposit offering was a traditional passbook savings or money market account. Because approximately one-half of the Company’s depositor base is comprised of persons over the age of 65, the strategy to expand our deposit product offerings may be more difficult to achieve as the existing depositor base may not utilize new product offerings, and the Company may need to attract new depositors and customers to grow its business.

Strong competition within the Company’s market area could reduce profits and slow growth.

          The Company faces more intense competition both in making loans and attracting deposits. This competition may make it more difficult to make new loans and may force the Company to offer lower loan rates and higher deposit rates. Pricing competition for loans and deposits might result in us earning less on loans and paying more on deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2013, which is the most recent date for which information is available, the Company held 0.89% of the FDIC-insured deposits in the Richmond, Virginia MSA. Some of the institutions with which the Company competes have substantially greater resources and lending limits than the Company and may offer services that it does not provide. The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Company’s profitability depends upon its continued ability to compete successfully in its market area.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

          The Company owns its headquarters located at 4501 Cox Road, Glen Allen, VA 23060. This location also contains one of the Bank’s branches. The Bank operates seven other branches.  The Bank owns five of these branches and leases the remaining two. Additional information regarding lease commitments can be found in note 16 of the notes to consolidated financial statements. All of the premises are located in the Richmond MSA. All of the Company’s properties are in good operating condition and are adequate for the Company’s present needs.

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

          Franklin Financial Corporation’s common stock is listed on the Nasdaq Global Select Market under the symbol “FRNK”. The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual-to-stock conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the Nasdaq Stock Market on April 28, 2011. As of the close of business on September 30, 2013, there were 12,250,625 shares of common stock outstanding, held by approximately 1,600 holders of record.

The following table sets forth the high and low closing sales prices of the Company’s common stock as reported by the Nasdaq Stock Market for the periods indicated:

	Closing Price Per Share
	High	Low
Quarter ended:
September 30, 2013	$19.14	$17.78
June 30, 2013	$18.53	$17.31
March 31, 2013	$18.28	$16.94
December 31, 2012	$17.45	$16.12
September 30, 2012	$17.28	$15.84
June 30, 2012	$16.49	$13.80
March 31, 2012	$13.74	$11.91
December 31, 2011	$11.92	$10.81

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

Performance Graph

	Period Ended
Index	04/28/11	06/30/11	09/30/11	12/31/11	03/31/12	06/30/12	09/30/12	12/31/12	03/31/13	06/30/13	09/30/13
Franklin Financial Corporation	100.00	100.75	92.23	98.91	112.20	137.43	142.52	142.26	156.59	154.53	162.68
NASDAQ Composite	100.00	96.75	84.46	91.40	108.75	103.57	110.34	107.62	116.78	122.06	135.73
SNL Mid-Atlantic Thrift Index	100.00	92.52	75.13	82.35	92.17	87.71	99.52	98.96	105.57	109.60	115.91

Dividends

On November 29, 2012, the board of directors of Franklin Federal declared a $15.0 million dividend that was paid to the Company on December 10, 2012 in order to enable the Company to continue to repurchase shares of its common stock and for normal operating expenses and general corporate purposes. On December 18, 2012, the Company paid a special dividend of $0.45 per share of common stock to stockholders of record on November 30, 2012. See “Item 1, Business—Regulation and Supervision—Holding Company Regulation—Dividends” and note 13 in the notes to the consolidated financial statements for more information relating to restrictions on the Bank’s ability to pay dividends to the Company and the Company’s payment of dividends.

Share Repurchases

                On November 15, 2012, the Company’s board of directors approved a third stock repurchase program whereby the Company was authorized to repurchase up to 645,415 shares of the Company’s common stock that was outstanding upon completion of the second stock repurchase program. Repurchases made during the three months ended September 30, 2013 under this plan are as follows:

	Total Shares Purchased Pursuant to Publicly- Announced Plans	Average Price Paid Per Share	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly- Announced Plan
July 1 – 31, 2013	6,400	$18.53	249,815
August 1 – 31, 2013	84,588	18.16	165,227
September 1 – 30, 2013	165,227	18.04	612,530
Total	256,215	18.09

                On August 29, 2013, the board of directors approved a fourth stock repurchase program. The new repurchase program provides for the purchase of up to 612,530 shares of the Company’s common stock that will be outstanding upon completion of the third stock repurchase program. Repurchases will be made from time to time, in the open market or through privately negotiated transactions, as and when deemed appropriate by management and under any plan that may be deployed in accordance with SEC Rule 10b5-1.

Item 6.  SELECTED FINANCIAL DATA

               The following is selected financial data for the Company for the last five years.

	At September 30,
(Dollars in thousands)	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$1,059,321	$1,070,781	$1,096,977	$971,055	$1,009,596
Cash and cash equivalents	98,914	119,879	115,749	97,909	62,783
Securities available for sale	304,998	394,179	396,809	276,643	315,835
Securities held to maturity	70,249	20,372	25,517	35,518	48,633
Loans, net	511,183	450,465	478,423	477,035	507,012
Loans held for sale	-	1,458	922	2,781	140
Bank owned life insurance	34,296	33,008	31,714	30,430	29,507
Deposits	646,838	640,304	648,754	647,127	647,362
Federal Home Loan Bank borrowings	163,485	172,204	190,000	190,000	230,000
Total stockholders’ equity	241,394	249,467	249,558	126,769	123,638

	For the Year Ended September 30,
(Dollars in thousands except per share amounts)	2013	2012	2011	2010	2009
Operating Data:
Interest and dividend income	$39,790	$43,573	$45,934	$48,617	$53,117
Interest expense	14,134	16,370	19,398	24,335	33,478
Net interest income	25,656	27,203	26,536	24,282	19,639
Provision for loan losses	525	(1,149)	3,744	9,256	3,843
Net interest income after provision
for loan losses	25,131	28,352	22,792	15,026	15,796
Noninterest income (expense):
Impairment of securities reflected in income	(435)	(4,665)	(2,572)	(7,629)	(19,997)
Gains on sales of securities, net	1,716	63	243	2,045	6,303
Other noninterest income	4,662	4,533	2,656	3,061	3,839
Total noninterest income (expense)	5,943	(69)	327	(2,523)	(9,855)
Other noninterest expenses	18,525	17,063	20,936	13,554	13,682
Income (loss) before provision for income taxes	12,549	11,220	2,183	(1,051)	(7,741)
Income tax expense (benefit)	3,203	4,739	752	30	(426)
Net income (loss)	$9,346	$6,481	$1,431	$(1,081)	$(7,315)
Net income per share – basic(1)	$0.80	$0.50	$0.11	N/A	N/A
Net income per share – diluted(1)	$0.78	$0.50	$0.11	N/A	N/A

(1)	Weighted-average shares used in the calculation of basic and diluted earnings per share were calculated from April 27, 2011 to September 30, 2011 for fiscal 2011.

	For the Year Ended September 30,
	2013	2012	2011	2010	2009
Performance Ratios:
Return on average assets	0.88%	0.59%	0.13%	(0.11)%	(0.71)%
Return on average equity	3.86	2.52	0.81	(0.85)	(6.27)
Interest rate spread(1)	2.32	2.29	2.34	2.32	1.77
Net interest margin(2)	2.63	2.67	2.67	2.58	2.06
Efficiency ratio(3)	63.97	54.09	48.68	48.66	57.07
Average interest-earning assets to average interest-bearing liabilities	121.41	123.90	117.20	109.99	108.20
Average equity to average assets	22.88	23.56	16.72	12.67	11.34

	At September 30,
	2013	2012	2011	2010	2009
Capital Ratios(4):
Tier 1 capital to adjusted tangible assets	17.83%	17.68%	16.07%	10.90%	9.30%
Tier 1 risk-based capital to risk weighted assets	26.32	26.62	23.81	14.12	10.90
Risk-based capital to risk weighted assets	27.57	27.87	25.07	15.37	11.80

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.86%	2.22%	2.95%	2.72%	1.64%
Allowance for loan losses as a percent of nonperforming loans	19.82	31.58	34.65	45.07	39.85
Net charge-offs to average loans outstanding during the period	0.22	0.67	0.52	0.86	0.13
Nonperforming loans as a percent of total loans	9.37	7.02	8.50	6.03	4.12
Nonperforming loans as a percent of total assets	4.64	3.04	3.85	3.07	2.12
Nonperforming assets as a percent of total stockholders’ equity and the allowance for loan losses	22.24	18.89	19.24	29.50	17.43

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
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

    Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition at September 30, 2013 and 2012 and results of operations for each of the years ended September 30, 2013, 2012 and 2011. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included in this Form 10-K.

Overview

          Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are earnings from bank-owned life insurance, service charges (mostly from service charges on deposit accounts and loan servicing fees), and commissions on sales of securities and insurance products. We also recognize income from the sale of securities and other real estate owned.

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

          Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans, stock-based compensation, and other employee benefits.

          Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, rental expenses, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using a combination of accelerated and straight-line methods based on the useful lives of the related assets, which range from 3 to 40 years. Data processing expenses are the fees we pay to third parties for the use of their software and for processing customer information, deposits and loans. Federal deposit insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts and OCC assessments are fees we pay to our primary regulator.

          Due to losses experienced in our securities portfolio, we recorded significant other-than-temporary impairment charges on securities in fiscal 2011 and 2012, which are reflected in noninterest income.

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

Valuation of Stock-Based Compensation

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

Comparison of Financial Condition at September 30, 2013 and September 30, 2012

          Assets. Total assets at September 30, 2013 were $1.1 billion, a decrease of $11.5 million, or 1.1%, from September 30, 2012.

         Cash and cash equivalents decreased $21.0 million to $98.9 million at September 30, 2013 compared to $119.9 million at September 30, 2012, a decrease of 17.5%. The decrease in cash and cash equivalents was primarily due to an increase in loans, purchases of securities, stock repurchases, and a special cash dividend, partially offset by net income, sales, prepayments and maturities of securities, and sales of other real estate owned.

          Securities decreased $39.4 million, or 9.5%, to $375.2 million at September 30, 2013 compared to $414.6 million at September 30, 2012. The decrease in securities included $121.5 million of normal principal payments on securities, $17.2 million of maturities and calls on corporate debt securities, and $19.3 million of sales of corporate debt securities, equity securities and municipal bonds, partially offset by the purchase of $119.2 million of MBSs and CMOs.

          Total loans, excluding loans held for sale, increased $60.4 million, or 13.0%, to $524.4 million at September 30, 2013 compared to $464.0 million at September 30, 2012. Nonresidential loans increased $35.3 million, multi-family loans increased $23.8 million, construction loans increased $10.3 million, and land and land development loans increased $2.3 million. These increases were partially offset by a decline in one-to four-family loans of $11.3 million.

          Other real estate owned decreased $9.8 million, or 59.3%, to $6.7 million at September 30, 2013 compared to $16.5 million at September 30, 2012. The decrease was due to sales of other real estate owned totaling $12.3 million, partially offset by additions due to foreclosures of $2.8 million during the year ended September 30, 2013.

          Liabilities.  Total liabilities at September 30, 2013 were $817.9 million compared to $821.3 million at September 30, 2012, a decrease of $3.4 million, or 0.4%, primarily due to a decrease in FHLB borrowings as a result of a prepayment of a $10.0 million advance during the year ended September 30, 2013. See note 11 to the notes to the consolidated financial statements for further details. Total deposits increased $6.5 million, or 1.0%, to $646.8 million at September 30, 2013 compared to $640.3 million at September 30, 2012. The increase in deposits was due to a $15.3 million increase in money market savings and money market checking accounts and a $724,000 increase in regular checking accounts, partially offset by a $9.5 million decrease in certificates of deposit.

          Stockholders’ Equity.  Stockholders’ equity was $241.4 million at September 30, 2013, a decrease of $8.1 million from September 30, 2012. The decrease was the result of the repurchase of $19.4 million of common stock as part of the Company’s stock repurchase programs, the purchase of $1.8 million of common stock for the 2012 Equity Incentive Plan and the payment of a $5.3 million special cash dividend, partially offset by net income of $9.3 million, stock-based compensation expense of $3.1 million, the allocation of $1.0 million of ESOP shares, and other comprehensive income of $4.7 million.

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

	For the Year Ended September 30,
	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One-to four-family	$98,331	$6,673	6.79%	$109,795	$7,553	6.88%	$119,902	$8,469	7.06%
Multi-family	94,431	5,703	6.04	79,939	5,259	6.58	78,991	5,251	6.65
Nonresidential	220,010	14,053	6.39	197,700	13,276	6.72	183,630	12,548	6.83
Construction	27,034	1,552	5.74	30,860	2,045	6.63	40,313	2,033	5.04
Land and land development	45,678	2,116	4.63	56,401	2,491	4.42	68,611	3,420	4.98
Other	431	36	8.35	583	48	8.23	1,077	85	7.89
Total loans	485,915	30,133	6.20	475,278	30,672	6.45	492,524	31,806	6.46
Securities:
Collateralized mortgage obligations	138,166	2,198	1.59	230,892	4,209	1.82	181,575	5,257	2.90
Mortgage-backed securities	113,711	1,524	1.34	45,613	1,082	2.37	32,889	1,193	3.63
States and political subdivisions	9,254	506	5.47	14,366	732	5.10	18,888	836	4.43
U. S. government agencies	-	-	-	1,242	18	1.45	9,964	94	0.94
Corporate equity securities	17,016	362	2.13	23,347	374	1.60	24,303	303	1.25
Corporate debt securities	98,087	4,606	4.70	119,953	6,206	5.17	120,718	6,163	5.11
Total securities	376,234	9,196	2.44	435,413	12,621	2.90	388,337	13,846	3.57
Investment in FHLB stock	9,883	239	2.42	10,506	134	1.28	11,834	83	0.70
Other interest-earning assets	103,843	222	0.21	97,816	146	0.15	100,221	199	0.20
Total interest-earning assets	975,875	39,790	4.08	1,019,013	43,573	4.28	992,916	45,934	4.63
Allowance for loan losses	(10,443)			(12,402)			(12,838)
Noninterest-earning assets	93,253			83,152			82,831
Total assets	$1,058,685			$1,089,763			$1,062,909

Liabilities and stockholders’ equity:

Interest-bearing liabilities:
Deposits:
Money market savings	$230,119	1,119	0.49	$221,999	1,013	0.46	$225,776	1,793	0.79
Money market checking	46,090	200	0.43	43,740	205	0.47	45,214	367	0.81
Certificates of deposit	355,883	5,128	1.44	373,814	6,549	1.75	386,227	8,050	2.08
Total deposits	632,092	6,447	1.02	639,553	7,767	1.21	657,217	10,210	1.55
FHLB borrowings	171,672	7,687	4.48	182,902	8,603	4.70	190,000	9,188	4.84
Total interest-bearing liabilities	803,764	14,134	1.76	822,455	16,370	1.99	847,217	19,398	2.29
Noninterest bearing liabilities	12,663			10,574			38,006
Total liabilities	816,427			833,029			885,223
Stockholders’ equity	242,258			256,734			177,686
Total liabilities and stockholders’ equity	$1,058,685			$1,089,763			$1,062,909
Net interest income		$25,656			$27,203			$26,536
Interest rate spread(1)			2.32%			2.29%			2.34%
Net interest margin(2)			2.63%			2.67%			2.67%
Average interest-earning assets to average interest-bearing liabilities			121%			124%			117%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended September 30,			Year Ended September 30,
	2013 Compared to 2012			2012 Compared to 2011
	Increase (Decrease)			Increase (Decrease)
	Due to:			Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$672	$(1,211)	$(539)	$(1,086)	$(48)	$(1,134)
Securities	(1,580)	(1,845)	(3,425)	1,562	(2,787)	(1,225)
Investment in FHLB stock	(8)	113	105	(10)	61	51
Other interest earning assets	10	66	76	(5)	(48)	(53)
Total	(906)	(2,877)	(3,783)	461	(2,822)	(2,361)
Interest expense:
Deposits:
Money market savings	81	25	106	(9)	(771)	(780)
Money market checking	5	(10)	(5)	(4)	(158)	(162)
Certificates of deposit	(377)	(1,044)	(1,421)	(253)	(1,248)	(1,501)
FHLB borrowings	(520)	(396)	(916)	(330)	(255)	(585)
Total	(811)	(1,425)	(2,236)	(596)	(2,432)	(3,028)
Increase (decrease) in net interest income	$(95)	$(1,452)	$(1,547)	$1,057	$(390)	$667

Results of Operations for the Years Ended September 30, 2013, 2012 and 2011

2013 vs. 2012. We had net income of $9.3 million, or $0.78 per diluted share, for the year ended September 30, 2013 compared to net income of $6.5 million, or $0.50 per diluted share, for the year ended September 30, 2012, an improvement of $2.8 million, or 44.2%. The increase was primarily the net result of a $4.2 million decrease in other-than-temporary impairment charges on securities included in income, a $1.7 million increase in gains on sales of securities, and a $1.5 million decrease in the provision for income taxes, partially offset by a $1.5 million decrease in net interest income, a $1.7 million increase in the provision for loan losses, and a $1.5 million increase in other noninterest expenses. See discussion below for further details.

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

Net Interest Income

     2013 vs. 2012. Net interest income decreased $1.5 million, or 5.7%, to $25.7 million in the year ended September 30, 2013 from $27.2 million in the year ended September 30, 2012. Net interest margin decreased 4 basis points to 2.63% for the year ended September 30, 2013 from 2.67% for the year ended September 30, 2012. The average balances of interest-earning assets declined $43.1 million from the year ended September 30, 2012 to the year ended September 30, 2013 and the yield declined 20 basis points.

Total interest and dividend income decreased $3.8 million, or 8.7%, to $39.8 million for the year ended September 30, 2013 from $43.6 million for the year ended September 30, 2012. Interest income on loans decreased $539,000 primarily due to a 25 basis point decline in yield, partially offset by a $10.6 million increase in the average balance of loans. The decline in yield was the result of a lower interest rate environment as well as a very competitive market for quality loans. The average balance of one- to four-family loans decreased $11.5 million and the yield declined 9 basis points. The average balance of land and land development loans decreased $10.7 million and the yield increased 21 basis points. The average balance of construction loans decreased $3.8 million and the yield decreased 89 basis points. These decreases in average balances were partially offset by a $22.3 million increase in the average balance of nonresidential loans and a $14.5 million increase in the average balance of multi-family loans. Their yields declined 33 basis points and 54 basis points, respectively.

Interest and dividend income on investment securities (excluding FHLB stock) decreased $3.4 million, or 27.1%, due to a $59.2 million decrease in the average balance of investment securities for the year ended September 30, 2013 compared to the year ended September 30, 2012 as well as a 46 basis point decline in yield. The average balance of CMOs decreased $92.7 million and the yield decreased 23 basis points due to substantial prepayments of higher yielding CMOs, resulting in a decrease in interest income of $2.0 million. The average balance of corporate debt securities decreased $21.9 million and the yield declined 47 basis points due to the sale of longer-term corporate bonds, resulting in a decrease in interest income of $1.6 million. These decreases were partially offset by an increase in interest income on MBSs of $442,000 from the year ended September 30, 2012 to the year ended September 30, 2013 due to a $68.1 million increase in the average balance that was partially offset by a 103 basis point decline in yield. The severe decline in the yield on MBSs was due in part to our decision to purchase shorter-term variable rate MBSs rather than CMOs while interest rates are relatively low, as well as the decline in market interest rates in March and April 2013, which resulted in a more rapid than originally projected refinancing of underlying mortgages in MBSs purchased at premiums. This resulted in additional amortization of the premiums, which, in turn, lowered the yield. The Company has significantly increased its investment in short-term MBSs to meet regulatory qualified thrift lender requirements and to better position the Company for rising interest rates.

Total interest expense decreased $2.3 million, or 13.7%, to $14.1 million for the year ended September 30, 2013 from $16.4 million for the year ended September 30, 2012. The decline was the result of a $1.3 million decrease in deposit costs and a $916,000 decrease in FHLB borrowings costs. The average balance of interest-bearing deposits decreased $7.5 million due to a decrease in the average balance of certificates of deposit of $17.9 million, partially offset by a $10.4 million increase in the average balance of money market savings and money market checking accounts. The Company has been less aggressive in deposit pricing since its mutual to stock conversion because of the large amount of cash raised in the conversion. The average interest rate paid on deposits decreased 19 basis points as a result of the lower interest rate environment for deposits in the year ended September 30, 2013 compared to the year ended September 30, 2012. As the economy has improved, depositors have been more willing to move their certificates of deposit to higher risk assets to get a greater return on their funds. The average balance of FHLB borrowings decreased $11.2 million and the average interest rate paid declined 22 basis points due to debt modifications made during the third quarter of fiscal 2012 as well as a prepayment made of a $10.0 million borrowing during the fourth quarter of fiscal 2013.

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

Provision for Loan Losses

2013 vs. 2012. The provision for loan losses increased $1.7 million to $525,000 for the year ended September 30, 2013 compared to a credit provision of $1.1 million for the year ended September 30, 2012. The increase in the provision was primarily due to a $60.4 million increase in total loans from September 30, 2012 to September 30, 2013, with most of this increase occurring in the nonresidential and multi-family loan portfolios. Net loan charge-offs were $1.1 million for the year ended September 30, 2013 compared to $3.2 million for the year ended September 30, 2012. The overall allowance rate decreased 36 basis points at September 30, 2013 to 1.86% of total loans from 2.22% of total loans at September 30, 2012. The decrease in the allowance rate was due to several factors, including an increase in the allowance rate in the second quarter due to a modification in the allowance methodology, offset by improvements in several qualitative factors and an increase in  impaired loans, particularly land and land development loans, during fiscal 2013. These impaired loans, which were assigned a general reserve percentage before they became impaired, either required no specific reserves or were partially charged off as compared to carrying a specific reserve. See note 6 of the notes to the consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

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

Noninterest Income (Expense)

                The following table presents the components of noninterest income (expense) and the percentage increase (decrease) from the prior year:

	2013 vs. 2012			2012 vs. 2011
(Dollars in thousands)	2013	2012	%	2012	2011	%
Service charges on deposit accounts	$49	$50	(1.9)%	$50	$36	38.2%
Other service charges and fees	588	930	(36.8)	930	379	145.6
Gains on sales of loans held for sale	97	257	(62.5)	257	344	(25.3)
Gains on sales of securities, net	1,716	63	NM	63	243	(74.1)
Gains on sales of other real estate owned	1,812	1,398	29.7	1,398	68	NM

Impairment of securities	(1,269)	(5,358)	(76.3)	(5,358)	(2,794)	91.8
Impairment recognized in OCI	(834)	(693)	20.4	(693)	(222)	212.0
Net impairment reflected in income	(435)	(4,665)	(90.7)	(4,665)	(2,572)	81.4
Increase in cash surrender value of bank-owned
life insurance	1,288	1,294	(0.5)	1,294	1,284	0.8
Other operating income	828	604	37.3	604	545	10.8
Total noninterest income (expense)	$5,943	$(69)	NM	$(69)	$327	(121.1)

Gains, Losses and Impairment Charges on Securities

          2013 vs. 2012. Other-than-temporary-impairment charges on securities reflected in earnings decreased $4.2 million to $435,000 for the year ended September 30, 2013 compared to $4.7 million for the year ended September 30, 2012. Impairment charges reflected in earnings related entirely to debt securities for the year ended September 30, 2013 compared to $1.3 million on debt securities and $3.4 million on equity securities in the year ended September 30, 2012. Sales of securities resulted in gains of $1.7 million for the year ended September 30, 2013 compared to $63,000 for the year ended September 30, 2012.

Other-than-temporary impairment charges recognized on debt securities in fiscal 2013 related to the Company’s investment in an auction-rate municipal bond backed by student loans that experienced deteriorating collateral quality as well as our portfolio of non-agency CMOs. The auction-rate municipal bond was subsequently sold in fiscal 2013. At September 30, 2013, average delinquency rates for the collateral supporting our portfolio of non-agency CMOs were 13.3% compared to 14.3% at September 30, 2012. Average delinquency rates peaked in March of 2010 at a rate of 16.7%, up from 6.7% in July 2008, when management first began tracking this metric. Additionally, 83.2% of non-agency CMOs had subordination percentages less than or equal to 10% at September 30, 2013, compared with 83.7% at September 30, 2012.

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

Noninterest Income, excluding Gains, Losses, and Impairment Charges on Securities

     2013 vs. 2012. Total other noninterest income excluding gains, losses, and impairment charges on securities increased $129,000, or 2.8%, for the year ended September 30, 2013 compared to the year ended September 30, 2012. The increase was due primarily to a $414,000 increase in net gains on sales of other real estate owned, partially offset by a $342,000 decrease in other service charges and fees due to fees received on the prepayment of several large loans in the prior year. Gains on sales of loans held for sale declined $160,000, or 62.5%, due to Franklin Federal’s discontinuation of single-family, owner-occupied residential mortgage lending subsequent to its formation of a joint venture with TowneBank Mortgage in January 2013. Other operating income increased $224,000, or 37.3%, primarily due to a $142,000 increase in net fees earned by Franklin Federal Financial Center on its sales of nondeposit investment products.

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

Noninterest Expenses

          The following table presents the components of noninterest expense and the percentage increase (decrease) from the prior year:

	2013 vs. 2012			2012 vs. 2011
(Dollars in thousands)	2013	2012	%	2012	2011	%
Personnel expense	$10,535	$9,520	10.7%	$9,520	$7,995	19.1%
Occupancy expense	1,013	905	11.9	905	853	6.1
Equipment expense	884	936	(5.5)	936	896	4.4
Advertising expense	178	183	(2.8)	183	190	(3.5)
Federal deposit insurance premiums	677	807	(16.1)	807	972	(17.0)
Charitable contributions to The Franklin Federal Foundation	–	–	–	–	5,555	(100.0)
Impairment of other real estate owned	238	611	(61.0)	611	1,209	(49.5)
Other operating expenses	5,000	4,101	21.9	4,101	3,266	25.6
Total other noninterest expenses	$18,525	$17,063	8.6	$17,063	$20,936	(18.5)

     2013 vs. 2012. Total noninterest expenses increased $1.4 million, or 8.6%, to $18.5 million for the year ended September 30, 2013 compared to $17.1 million for the year ended September 30, 2012. The increase in noninterest expenses was primarily due to a $1.0 million increase in personnel expense and an $899,000 increase in other operating expenses primarily due to increased stock compensation expense related to the stock options and restricted stock granted to officers and directors under the Company’s 2012 Equity Incentive Plan in March 2012. The increase in other operating expenses was also due to increased technology costs as we prepared for the introduction of additional checking products in fiscal 2013. These increases were partially offset by a $373,000 decrease in impairment of other real estate owned and a $130,000 decline in FDIC insurance premiums.

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

Income Taxes

          2013 vs. 2012. Income tax expense was $3.2 million for the year ended September 30, 2013 compared to $4.7 million for the year ended September 30, 2012. The effective income tax rate for the year ended September 30, 2013 was 25.5% compared to an effective income tax rate of 42.2% for the year ended September 30, 2012. The decrease in the effective tax rate was due to the $3.4 million impairment losses on equity securities for the year ended September 30, 2012 compared to no losses for the year ended September 30, 2013. Losses on equity securities are capital losses and can only be used for tax purposes to offset capital gains. Because the Company is in a capital loss carryforward position and unable to use capital losses, no related tax benefit was recognized for the year ended September 30, 2012.

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

Asset Quality

Asset quality remains one of our most significant concerns as the prolonged financial downturn continues to stress homeowners, real estate investors, builders, and developers. Our level of nonperforming assets (“NPAs”) remains elevated over historical experience as a result of continued stresses in certain real estate markets as well as the time consuming process of resolving certain large loans working their way through the bankruptcy system. While we intend to actively work to reduce our NPAs, these levels of nonperforming assets are likely to remain elevated in the near term as problem loans work to resolution, which in some cases may be foreclosure.

Allowance for Loan Losses

          In 2012 and 2011, we experienced charge-off levels significantly higher than historical experience prior to those years as several local builders and developers were unable to perform on their loans due to significantly reduced real estate sales activity. By addressing these problem loans early, we got a substantial portion of our identified losses behind us and experienced lower charge-off levels during fiscal 2013. The increase in the provision for loan losses during fiscal 2013 was primarily due to an increase in total loans. The decrease in the allowance as a percentage of total loans, as well as the allowance as a percentage of nonperforming loans, was due to several factors, including an increase in the allowance rate in the second quarter due to a modification in the allowance methodology, offset by improvements in several qualitative factors and an increase in impaired loans in fiscal 2013. These impaired loans, which were assigned a general reserve percentage before they became impaired, either required no specific reserves or were partially charged off as compared to carrying a specific reserve. This determination was based on recent appraisals of the collateral properties, which are subject to adjustment in the future should circumstances or other factors and conditions change. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2013	2012	2011	2010	2009
Allowance at beginning of period	$10,284	$14,624	$13,419	$8,524	$5,323
Charge offs:
One-to four-family	991	68	519	230	–
Multi-family	–	–	–	–	–
Nonresidential	14	–	296	501	–
Construction	223	9	933	2,965	445
Land and land development	133	3,846	836	812	–
Other	14	–	–	–	204
Total charge-offs	1,375	3,923	2,584	4,508	649
Recoveries:
One-to four-family	78	6	3	6	6
Multi-family	–	–	–	–	–
Nonresidential	33	–	6	–	–
Construction	125	9	36	66	–
Land and land development	67	717	–	–	–
Other	3	–	–	75	–
Total recoveries	306	732	45	147	6
Net charge-offs	1,069	3,191	2,539	4,361	643
Provision for loan losses	525	(1,149)	3,744	9,256	3,844
Allowance at end of period	$9,740	$10,284	$14,624	$13,419	$8,524

Allowance as a percentage of nonperforming loans at the end of the period	19.82%	31.58%	34.65%	45.07%	39.85%
Allowance as a percentage of total loans at the end of the period	1.86%	2.22%	2.95%	2.72%	1.64%
Net charge-offs to average loans outstanding during the period	0.22%	0.67%	0.52%	0.86%	0.13%

                The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2013			2012			2011
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One-to four-family	$780	8.0%	17.8%	$1,404	13.7%	22.5%	$1,324	9.1%	23.2%
Multi-family	1,856	19.0	20.1	1,060	10.3	17.6	1,357	9.2	15.9
Nonresidential	5,203	53.4	46.4	3,428	33.3	44.9	3,146	21.5	38.4
Construction	619	6.4	6.8	1,014	9.9	5.5	1,724	11.8	8.9
Land and land development	1,276	13.1	8.8	3,373	32.8	9.4	7,064	48.3	13.5
Other	6	0.1	0.1	5	-	0.1	9	0.1	0.1
Total allowance for loan losses	$9,740	100.0%	100.0%	$10,284	100.0%	100.0%	$14,624	100.0%	100.0%

	At September 30,
	2010			2009
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One-to four-family	$1,260	9.4%	26.0%	$1,046	12.3%	27.5%
Multi-family	1,177	8.8	15.8	620	7.3	17.0
Nonresidential	2,888	21.5	35.1	1,307	15.3	25.5
Construction	2,700	20.1	8.2	2,728	32.0	13.9
Land and land development	5,372	40.0	14.3	2,781	32.6	15.1
Other	22	0.2	0.6	42	0.5	1.0
Total allowance for loan losses	$13,419	100.0%	100.0%	$8,524	100.0%	100.0%

Nonperforming Assets

          NPAs consist of the Company’s nonaccrual loans, troubled debt restructurings, and other real estate owned.  Loans are generally placed on nonaccrual status after becoming three payments past due and interest accrued but not collected is reversed against interest income. A loan may be placed on nonaccrual status before it becomes three monthly payments delinquent if management concludes that circumstances indicate that the borrower may be unable to meet contractual principal or interest payments. Interest on these loans is accounted for on a cash basis until qualifying for a return to accrual status or subsequent charge-off.

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

          At September 30, 2013, NPAs totaled $55.8 million, an increase of $6.7 million from $49.1 million at September 30, 2012. The following table provides information with respect to our NPAs, including troubled debt restructurings, at the dates indicated:

	At September 30,
(Dollars in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans:
One-to four-family	$10,369	$9,884	$9,879	$4,576	$2,442
Multi-family	12,570	12,664	6,103	–	–
Nonresidential	1,584	–	12,572	7,830	–
Construction	–	178	255	1,470	2,010
Land and land development	24,608	9,841	13,396	14,667	16,741
Total	49,131	32,567	42,205	28,543	21,193

Accruing loans past due 90 days or more:
Construction	–	–	–	90	–
Land and land development	–	–	–	1,140	197
Total	–	–	–	1,230	197
Total of nonperforming loans	49,131	32,567	42,205	29,773	21,390
Other real estate owned	6,715	16,502	8,627	11,581	1,650
Total nonperforming assets	55,846	49,069	50,832	41,354	23,040
Performing troubled debt restructurings(1)	5,501	5,534	–	–	–
Troubled debt restructurings and total
nonperforming assets	$61,347	$54,603	$50,832	$41,354	$23,040
Total nonperforming loans to total
loans	9.37%	7.02%	8.50%	6.03%	4.12%
Total nonperforming loans to total
assets	4.64%	3.04%	3.85%	3.07%	2.12%
Total nonperforming assets and troubled
debt restructurings to total assets	5.79%	5.10%	4.63%	4.26%	2.28%

(1)	Performing troubled debt restructurings do not include troubled debt restructurings that remain on nonaccrual status and are included in nonaccrual loans above.

        At September 30, 2013, nonaccrual loans were primarily comprised of the following:

•	Land and land development loans:
-
One loan on several hundred acres of undeveloped land in central Virginia proposed for a residential development within a planned unit development. This loan had a balance of $5.0 million and was classified as impaired at September 30, 2013. The collateral was valued at $8.9 million based upon an August 2013 appraisal. The borrower and guarantor on this loan declared bankruptcy, and the Company petitioned the bankruptcy court for release of its collateral. As a result of the Chapter 11 plan of reorganization, the Company expects to obtain title to the collateral in the second quarter of fiscal 2014. This loan was over 180 days delinquent at September 30, 2013.

39

-
One loan on several hundred acres of undeveloped land in central Virginia proposed for multi-use development within a planned unit development. This loan is a participation loan with two other banks, each having a one-third interest. The balance of the Company’s portion of this loan was $4.1 million and was classified as impaired at September 30, 2013. The collateral was valued at $13.3 million (of which $4.4 million is attributable to the Company) based upon an August 2013 appraisal. The borrower and guarantor on this loan declared bankruptcy, and the Company petitioned the bankruptcy court for release of its collateral. As a result of the Chapter 11 plan of reorganization, the Company expects to obtain title to the collateral in the second quarter of fiscal 2014. This loan was over 180 days delinquent at September 30, 2013.

-
Two loans on over one hundred acres of mixed-use land in central Virginia. These loans had a combined balance of $7.0 million and were classified as impaired at September 30, 2013. The collateral was valued at $8.2 million based upon a March 2013 appraisal. Both loans were over 180 days delinquent at September 30, 2013. Subsequent to September 30, 2013, the Company began the foreclosure process to satisfy the loans.

-
One loan on over one hundred acres of mixed-use land in central Virginia. This loan had a balance of $4.9 million and was classified as impaired at September 30, 2013. The collateral was valued at $8.9 million based upon an April 2013 appraisal. This loan was current at September 30, 2013.

-
One loan secured by several hundred acres of partially-developed residential land in central Virginia. The remaining property is zoned for approximately 100 potential lots. This loan had a balance of $3.6 million and was classified as impaired at September 30, 2013. The collateral was valued at $7.1 million based upon a July 2013 appraisal. This loan was 61 to 90 days delinquent at September 30, 2013.

•	Multi–family:
-
Three loans on a 580-unit apartment complex in central Virginia that had a combined balance of $11.3 million. The apartment complex is valued at $12.3 million based upon June 2013 appraisals. These loans were considered impaired at September 30, 2013. At September 30, 2013, two loans with a balance of $5.3 million were current and one loan with a balance of $6.0 million was over 180 days delinquent.

-
One loan on a 64-unit apartment complex in central Virginia with a balance of $1.2 million at September 30, 2013. The apartment complex does not generate enough cash to service the debt and requires support from the guarantor. The apartment complex is valued at $1.5 million based upon an August 2013 appraisal. This loan was identified as impaired at September 30, 2013. This loan was current at September 30, 2013.

•	One-to Four-Family:
-	Sixty-one loans on one- to four-family residential properties in central Virginia to multiple borrowers with an aggregate balance of $6.6 million at September 30, 2013.

-
Two loans outstanding to separate entities controlled by the same borrower totaling $3.8 million secured by twenty-one non-owner-occupied one- to four-family homes, almost all of which were rented at September 30, 2013. The collateral was valued at $4.2 million based upon May 2013 appraisals. At September 30, 2013, the loans were identified as impaired and were over 180 days delinquent because the rental cash flows from the properties were not sufficient to fully cover debt service.

•	Nonresidential:
-
One loan secured by a day care center in central Virginia. This loan had a balance of $1.6 million and was current at September 30, 2013. This loan was identified as impaired at September 30, 2013. The collateral for this loan was valued at $1.8 million based on a June 2013 appraisal. We have two other loans to entities controlled by the borrower on this loan as described above in one- to four-family loans.

Other real estate owned consisted of the following for the dates indicated:

	At September 30,
(Dollars in thousands)	2013	2012	2011
Other real estate owned obtained upon foreclosure of:
One-to four-family loans	$34	$742	$252
Nonresidential loans	292	3,461	1,624
Construction loans	2,722	3,348	4,207
Land and land development loans	3,667	8,951	2,544
Total	$6,715	$16,502	$8,627

	At September 30,
(Dollars in thousands)	2013	2012	2011
Other real estate owned by property type:
Owner- and non-owner-occupied houses	$34	$742	$252
Developed lots	4,320	6,326	3,604
Undeveloped land	2,069	5,973	3,147
Retail property	292	3,461	1,624
Total	$6,715	$16,502	$8,627

The following table provides information on construction loans to builders to finance lots at 100% of cost, which was customary practice in our primary market area prior to 2009, and the related other real estate owned obtained upon foreclosure of residential lots for the dates indicated:

	At September 30,
(Dollars in thousands)	2013	2012	2011
Loans to builders secured by lots:
Number of lots	114	133	130
Amount outstanding	$8,647	$8,396	$9,307

Foreclosed lots obtained from builders:
Number of lots	139	147	87
Carrying value	$4,320	$6,326	$3,604

                The decrease in other real estate owned from $16.5 million at September 30, 2012 to $6.7 million at September 30, 2013 is the result of sales of property of $12.3 million during fiscal 2013, partially offset by $2.8 million in foreclosures. The Company has had increasing success in 2013 selling developed lots.  We sold 37 lots to builders for the construction of single-family homes, many of which were pre-sold to homebuyers.

                Our level of NPAs remains elevated over historical experience as a result of stresses in the real estate market. While we intend to actively work to reduce our NPAs, these levels are likely to remain elevated in the near term as problem loans work to resolution, which may be foreclosure. Although our NPAs are elevated over historical experience and are higher than our peers, we remain comfortable with our approach to resolving these assets. Our strong capital position gives us leeway to attempt to maximize our return on our NPAs. As shown in the tables below, we have experienced $1.2 million of gains on the sale of other real estate owned, net of impairment charges for the past three years, and we have earned an annualized yield of 3.96% and 3.92% on our impaired loans for the years ended September 30, 2013 and 2012, respectively. Interest recognized on a cash basis on all non-accrual loans was $1.5 million and $1.3 million for the years ended September 30, 2013 and 2012, respectively. These returns are much higher than we would have earned had we sold our other real estate owned prior to market stabilization or forced resolution of our impaired and non-accrual loans. We believe these loans offer a higher yield than cash, cash equivalents or short-term investments, and they give our borrowers a chance to improve their properties in a recovering real estate market.

	Year Ended September 30,
(Dollars in thousands)	2013	2012	2011	Total
Gains on sales of other real estate owned	$1,812	$1,398	$68	$3,278
Less: Impairment of other real estate owned	238	611	1,209	2,058
Total	$1,574	$787	$(1,141)	$1,220

	2013			2012
		Interest			Interest
	Average	Income	Annualized	Average	Income	Annualized
(Dollars in thousands)	Balance	Recognized	Yield	Balance	Recognized	Yield
Impaired loans
One- to four-family	$6,761	$333	4.92%	$4,471	$183	4.11%
Multi-family	12,622	565	4.48	12,706	631	4.97
Nonresidential	6,177	442	7.15	8,689	203	2.34
Construction	50	2	4.41	96	2	1.84
Land and land development	14,409	241	1.67	15,363	599	3.90
Total impaired loans	$40,019	$1,583	3.96	$41,325	$1,618	3.92

Classified and Criticized Assets

                Federal regulations require us to review and classify assets on a regular basis. In addition, the OCC and Federal Reserve have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When management classifies an asset as substandard or doubtful, a specific allowance for loan losses, or charge-off for collateral dependent loans, may be established. If management classifies an asset as loss, an amount equal to 100% of the portion of the asset classified loss is charged to the allowance for loan losses. The regulations also provide for a “special mention” category, described as assets that do not currently expose the Company to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving the Company’s close attention.

The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated:

	At September 30,
(Dollars in thousands)	2013	2012	2011
Loans(1)
Special mention	$16,845	$17,583	$16,458
Substandard	48,982	37,002	62,694
Total criticized loans	65,827	54,585	79,152

Other real estate owned
Substandard	6,715	16,502	8,627
Total classified other real estate owned	6,715	16,502	8,627

Securities
Substandard	6,866	10,710	13,563
Doubtful	–	–	3,002
Total classified securities	6,866	10,710	16,565
Total criticized assets	$79,408	$81,797	$104,344

(1)
For regulatory reporting, performing troubled debt restructurings can be reclassified at the beginning of each calendar year. As a result, total classified and criticized loans for GAAP and regulatory reporting may be different.

Investment Securities

At September 30, 2013, the securities portfolio represented 35.4% of total assets, compared to 38.7% at September 30, 2012 and 38.5% at September 30, 2011. Securities decreased $39.4 million to $375.2 million at September 30, 2013 from $414.6 million at September 30, 2012. Sales, prepayments and maturities of securities exceeded purchases of new securities by $38.8 million for the year ended September 30, 2013 in order to help fund an increase in new loans. We also recognized other-than-temporary impairment charges on non-agency CMOs and one student loan backed municipal bond of $1.3 million. Securities decreased $7.7 million to $414.6 million at September 30, 2012 from $422.3 million at September 30, 2011. Sales, prepayments and maturities of securities exceeded purchases of new securities by $7.6 million for the year ended September 30, 2012 as the Company reduced its assets and increased its cash balances due to the prevailing low interest-rate environment. We also recognized other-than-temporary impairment charges on non-agency CMOs, one student loan backed municipal bond and corporate equity securities of $5.4 million.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated. The carrying values of securities held to maturity for financial statement purposes are different from either the amortized costs or fair values. See note 4 of the notes to the consolidated financial statements.

	At September 30,
	2013		2012		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value
Securities available for sale:
U.S. government and federal agencies	$–	$–	$–	$–	$7,500	$7,501
States and political subdivisions	5,370	5,561	11,938	13,125	18,143	18,173
Agency mortgage-backed securities	112,502	112,429	80,508	81,780	23,561	24,795
Agency collateralized mortgage obligations	79,031	80,069	164,650	166,601	207,123	208,703
Corporate equity securities	10,941	21,042	11,885	14,796	28,735	21,673
Corporate debt securities	80,487	85,897	109,796	117,877	111,519	115,964
Total securities available for sale	288,331	304,998	378,777	394,179	396,581	396,809

Securities held to maturity:
Agency mortgage-backed securities	31,692	32,081	4,714	4,935	5,512	5,699
Agency collateralized mortgage obligations	30,724	31,035	5,079	5,646	6,552	7,386
Non-agency collateralized mortgage obligations	9,624	9,631	11,832	10,174	14,288	10,163
Total securities held to maturity	72,040	72,747	21,625	20,755	26,352	23,248
Total securities	$360,371	$377,745	$400,402	$414,934	$422,933	$420,057

(1)
Amortized cost excludes other-than-temporary impairment charges related to factors other than credit that are included in accumulated other comprehensive income. Securities classified as held to maturity are carried at amortized cost less amounts recognized in accumulated other comprehensive income.

                At September 30, 2013, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government), including both debt and equity securities, that had an aggregate book value in excess of 10% of equity.

The following table sets forth the stated maturities and weighted average yields of our investment securities, excluding corporate equity securities, at September 30, 2013. Certain securities have adjustable interest rates and reprice monthly, annually, or annually after an initial reset. These repricing schedules are not reflected in the table below. At September 30, 2013, the amortized cost of mortgage-backed securities and collateralized mortgage obligations with adjustable rates totaled $143.2 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available for sale:
States and political subdivisions	$–	–%	$–	–%	$–	–%	$5,561	6.00%	$5,561	6.00%
Mortgage-backed securities	–	–	1,006	1.50	–	–	111,423	1.12	112,429	1.13
Collateralized mortgage obligations	–	–	34,460	1.22	32,339	1.35	13,270	1.29	80,069	1.29
Corporate debt securities	21,522	4.86	34,055	4.21	25,808	6.02	4,512	8.60	85,897	5.12
Total securities available for sale	21,522	4.86	69,521	2.66	58,147	3.29	134,766	1.57	283,956	2.42

Securities held to maturity:
Mortgage-backed securities	–	–	27	9.07	73	3.27	31,592	2.33	31,692	2.34
Collateralized mortgage obligations	–	–	–	–	12	2.38	38,545	2.93	38,557	2.93
Total securities held to maturity	–	–	27	9.07	85	3.14	70,137	2.67	70,249	2.67

Total	$21,522	4.86	$69,548	2.66	$58,232	3.29	$204,903	1.95	$354,205	2.52

Loan Portfolio

                Total loans, excluding loans held for sale, increased $60.4 million, or 13.0%, in 2013 to $524.5 million, from $464.0 million at September 30, 2012. One-to four-family residential loans decreased $11.3 million, or 10.8%, in 2013 and $10.4 million, or 9.0%, in 2012, as we sold nearly all loan production of owner-occupied, one-to four-family residential loans in the secondary market and discontinued making these loans directly during fiscal 2013 as part of the joint venture with TowneBank Mortgage. Construction loans increased $10.3 million, or 40.5%, in 2013 compared to a decrease of $18.5 million, or 42.1%, in 2012. The increase in construction loans was primarily the result of a hotel project in progress in southwestern Virginia and a large multi-family apartment project in progress in central Virginia at September 30, 2013 as well as a renewed interest in working with builders on single-family residences.  Land and land development loans increased $2.3 million, or 5.3%, in 2013 compared to a decrease of $23.3 million, or 34.7% in 2012. The increase in land and land development loans was primarily due to additional development support for a nonperforming loan on a residential/commercial project that has experienced strong sales. Nonresidential real estate and multi-family real estate loans totaled $348.9 million and represented 66.5% of total loans at September 30, 2013, compared to $289.7 million or 62.5% of total loans at September 30, 2012. Nonresidential and multi-family real estate loans increased $59.1 million, or 20.4%, in 2013 and $19.9 million, or 7.4%, in 2012 due to improved opportunities as a result of our ability and willingness to meet size, maturity and other preferences of borrowers and our reputation for timely decisions and flexibility with prepayment terms.  While competition for these loans has begun to return with improvement in macroeconomic conditions, the sluggish real estate market, low interest rate environment, and dominant role of the federal government in the traditional mortgage market have made nonresidential and multi-family loans the Company’s primary opportunity for loan growth and profitability.

The following table sets forth the composition of our loan portfolio at the dates indicated, excluding loans held for sale:

	At September 30,
	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One-to four-family	$93,301	17.8%	$104,560	22.5%	$114,947	23.2%	$128,696	26.0%	$142,505	27.5%
Multi-family	105,295	20.1	81,503	17.6	79,106	15.9	78,183	15.8	88,406	17.0
Nonresidential	243,562	46.4	208,225	44.9	190,747	38.4	173,403	35.1	132,344	25.5
Construction(1)	35,823	6.8	25,489	5.5	43,992	8.9	40,294	8.2	72,079	13.9
Land and land development(1)	46,081	8.8	43,761	9.4	67,049	13.5	70,482	14.3	78,368	15.1
Other	405	0.1	498	0.1	650	0.1	2,997	0.6	5,337	1.0
Total loans	524,467	100.0%	464,036	100.0%	496,491	100.0%	494,055	100.0%	519,039	100.0%

Less:
Deferred loan fees	3,544		3,287		3,444		3,601		3,503
Allowance for loan losses	9,740		10,284		14,624		13,419		8,524
Loans, net	$511,183		$450,465		$478,423		$477,035		$507,012

(1)	Undisbursed amounts for construction and land and land development loans are netted in the applicable loan balance in the table above.

Loan Maturity

                The following table sets forth certain information at September 30, 2013 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table reflects the call dates for loans that are callable, at the option of the Bank, prior to their contractual maturity, but does not include any estimate of prepayments, which may significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. The amounts shown exclude loans in process and unearned loan origination fees.

	At September 30, 2013
(Dollars in thousands)	One-to Four-Family	Multi- Family	Non- Residential	Construction	Land and Land Development	Other	Total Loans
Amounts due in:
One year or less	$15,049	$6,168	$24,565	$17,059	$33,119	$–	$95,960
More than one year to five years	18,654	52,181	44,052	1,359	11,022	–	127,268
More than five years to ten years	5,000	21,173	146,089	17,405	1,940	6	191,613
More than ten years	54,598	25,773	28,856	–	–	399	109,626
Total	$93,301	$105,295	$243,562	$35,823	$46,081	$405	$524,467

Fixed vs. Adjustable Rate Loans

                The following table sets forth the dollar amount of all loans at September 30, 2013 that are due after September 30, 2014 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown exclude applicable loans in process and unearned loan origination fees.

(Dollars in thousands)	Fixed Rates	Floating or Adjustable Rates	Total
One-to four-family	$78,252	$–	$78,252
Multi-family	99,127	–	99,127
Nonresidential	213,755	5,242	218,997
Construction	18,764	–	18,764
Land and land development	9,821	3,141	12,962
Other	405	–	405
Total	$420,124	$8,383	$428,507

Loan Activity

                The following table shows loans originated and sold during the periods indicated, including loans intended for sale in the secondary market:

	Year Ended September 30,
(Dollars in thousands)	2013	2012	2011

Net loans and loans held for sale at beginning of period	$451,923	$479,345	$479,817
Loans originated:
One-to four-family	5,976	16,942	25,594
Multi-family	34,029	13,928	12,775
Nonresidential	62,944	15,000	31,966
Construction	24,212	27,750	38,205
Land and land development	7,932	6,797	924
Other	–	20	115
Total loans originated	135,093	80,437	109,579
Deduct:
Loan principal repayments	(68,549)	(86,468)	(85,135)
Loan sales	(4,197)	(11,410)	(18,808)
Charge-offs	(1,375)	(3,923)	(2,584)
Foreclosed loans transferred to OREO	(1,900)	(10,575)	(2,454)
Additions (deductions) for other items(1)	188	4,517	(1,070)
Net loan activity	59,260	(27,422)	(472)
Net loans and loans held for sale at end of period	$511,183	$451,923	$479,345

  (1) Other items consist of deferred loan fees, the allowance for loan losses and loans in process.

                Loan originations come from a number of sources, including real estate agents, mortgage bankers, existing customers, advertising and referrals from customers. We generally sold in the secondary market long-term, fixed-rate residential mortgage loans on owner-occupied properties that we originated prior to the formation of our joint venture with TowneBank Mortgage (see “Item 1, Business—Lending Activities—One- to Four-Family Residential Loans”), after which we discontinued originating such loans directly. Our decision to sell loans was based on prevailing market interest rate conditions, interest rate risk management and liquidity needs. We also participate with other financial institutions in the origination of nonresidential and multi-family real estate loans. We underwrite participation interests using the same underwriting standards for loans that we originate for our portfolio. At September 30, 2013, our participation interests totaled $18.8 million, representing 4 loans, all of which were secured by properties within a 120-mile radius of our primary market area, including 2 loans totaling $5.1 million for which we are not the lead lender.

Deposits

                Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our market area.  Deposits increased $6.5 million, or 1.0%, in the year ended September 30, 2013 and $8.5 million, or 1.3%, in the year ended September 30, 2012. At September 30, 2013, money market savings accounts totaled $236.6 million, or 36.6% of total deposits, money market checking accounts totaled $45.4 million, or 7.0% of total deposits, checking accounts totaled $1.5 million, or 0.2% of total deposits, and certificates of deposit totaled $363.3 million, or 56.2% of total deposits. Our high level of both cash and cash equivalents and long-term FHLB borrowings with prohibitive prepayment penalties discouraged management from offering above market deposit pricing during the past three to four years, resulting in relatively flat deposit levels for fiscal 2013, 2012 and 2011.

The following table sets forth the balances of our deposit accounts at the dates indicated:

	At September 30,
(Dollars in thousands)	2013	2012	2011
Regular checking	$1,526	$802	$–
Money market savings	236,630	221,695	221,713
Money market checking	45,368	44,967	43,479
Certificates of deposit	363,314	372,840	383,562
Total	$646,838	$640,304	$648,754

                The following table indicates the amount of certificates of deposit greater than $100,000 by time remaining until maturity as of September 30, 2013, none of which are brokered deposits (dollars in thousands):

Maturity Period	Amount
Three months or less	$14,744
Over three through six months	17,426
Over six through twelve months	25,457
Over twelve months	58,796
Total	$116,423

                The following table sets forth certificates of deposits classified by rates at the dates indicated:

	At September 30,
(Dollars in thousands)	2013	2012	2011
Less than 1.00%	$190,230	$183,820	$123,423
1.00% - 1.99%	63,864	59,815	126,921
2.00% - 2.99%	72,285	73,143	50,277
3.00% - 3.99%	20,473	22,056	24,779
4.00% - 4.99%	13,244	22,944	24,663
5.00% - 5.99%	3,218	11,062	33,499
Total	$363,314	$372,840	$383,562

The following table sets forth the amount and maturities of certificates of deposits at September 30, 2013:

	Amount Due in
(Dollars in thousands)	One Year Or Less	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Certificate Accounts
Less than 1.00%	$162,088	$20,168	$7,957	$17	$190,230	52.4%
1.00% - 1.99%	18,988	18,788	3,751	22,337	63,864	17.6
2.00% - 2.99%	2,114	6,759	14,681	48,731	72,285	19.9
3.00% - 3.99%	2,968	416	1,710	15,379	20,473	5.6
4.00% - 4.99%	9,771	2,169	1,304	–	13,244	3.6
5.00% - 5.99%	2,594	624	–	–	3,218	0.9
Total	$198,523	$48,924	$29,403	$86,464	$363,314	100.0%

Borrowings

                We use borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) to supplement our supply of funds for loans and securities and to improve the interest-rate risk inherent in our long-term, fixed-rate loan portfolio.

                FHLB borrowings at September 30, 2013 were $163.5 million, a decrease of $8.7 million from September 30, 2012. The decrease was due to the prepayment of a $10.0 million advance due May 21, 2032, bearing interest at 4.485% and having a prepayment fee of $18,000. This reduction was partially offset by $1.3 million of amortization of prepayment penalties totaling $18.3 million paid in fiscal 2012 due to the exchange of nine FHLB borrowings totaling $160.0 million for new advances of the same amount. The new advances were not considered to be substantially different from the original advances in accordance with ASC 470-50, Debt – Modifications and Exchanges, and as a result the prepayment penalties have been treated as a discount on the new debt and are being amortized over the life of the new advances as an adjustment to rate.

The following table sets forth selected information regarding FHLB overnight borrowings for the periods indicated:

	Year Ended September 30,
(Dollars in thousands)	2013	2012	2011
Balance outstanding at end of year	$–	$–	$–
Interest rate at end of year	0.36%	0.36%	0.36%
Maximum amount outstanding at any month-end during year	$–	$–	$–
Average amount outstanding during year	$–	$–	$–
Weighted average interest rate during year	N/A	N/A	N/A

                Long-term debt consists of borrowings from the FHLB with various interest rates and maturity dates. At September 30, 2013, all FHLB borrowings were long-term borrowings that mature in fiscal 2016 through 2032, $10.0 million of which have been convertible since October 2012, at the FHLB’s option, into three-month LIBOR-based floating rate borrowings. If the FHLB converts the borrowings, we may choose to prepay all or part of the borrowings without a prepayment fee on the conversion date. For more information about our FHLB borrowings, see note 11 to the notes to the consolidated financial statements.

                The weighted average effective rate of FHLB borrowings was 4.08% at September 30, 2013. The contractual maturities of gross FHLB borrowings, excluding discounts and call provisions, as of September 30, 2013 are as follows (dollars in thousands):

For the Year Ending September 30,
	Amount	Weighted Average Effective Rate
2014	$–	–%
2015	–	–
2016	10,000	2.23
2017	10,000	2.25
2018	35,000	3.44
Thereafter	125,000	4.56
	180,000
Less unamortized prepayments	16,515
Total FHLB borrowings	$163,485	4.08

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

We endeavor to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on our risk position.  The Asset/Liability Management Committee is responsible for these decisions.  The committee operates under management policies defining guidelines and limits on the level of acceptable risk.  These policies are approved by the board of directors of the Bank.  We use the securities portfolios and FHLB advances to help manage our interest rate risk position.  Additionally, pricing and maturities of loan and deposit products are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives.

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

Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the effect of that interest rate movement. The following table presents the change in the present value of equity at September 30, 2013 that would occur in the event of an immediate change in interest rates based on management assumptions.

	Present Value of Equity
Change in	Market
Basis Points	Value	$ Change	% Change
	(Dollars in thousands)
300	$264,363	$(3,047)	(1.1)%
200	266,062	(1,348)	(0.5)
100	267,232	(178)	(0.1)
0	267,410	-	-
-100	258,131	(9,279)	(3.5)

Using the same assumptions as above, the sensitivity of our projected net interest income for the twelve months ending September 30, 2014 is as follows:

	Projected Net Interest Income
Change in	Net Interest
Basis Points	Income	$ Change	% Change
	(Dollars in thousands)
300	$24,163	$(642)	(2.6)%
200	24,405	(400)	(1.6)
100	24,584	(221)	(0.9)
0	24,805	-	-
-100	24,386	(419)	(1.7)

Assumptions made by management relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets have features, such as rate caps or floors that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Liquidity Management

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature when due. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds, and prepayments on loans and mortgage-backed securities and collateralized mortgage obligations are greatly influenced by general interest rates, economic conditions and competition.

Management regularly adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.

Our most liquid assets are cash and cash equivalents and securities available for sale. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $98.9 million. Securities classified as available-for-sale, whose aggregate market value exceeds cost, provide additional sources of liquidity and had a market value of $284.7 million at September 30, 2013. In addition, at September 30, 2013, we had the ability to borrow a total of $162.5 million in additional funds from the FHLB. Additionally, we established a borrowing arrangement with the Federal Reserve Bank of Richmond, although no borrowings have occurred to date. We intend to use corporate bonds as collateral for this arrangement and had pledged bonds with an estimated fair value of $5.5 million at September 30, 2013.

At September 30, 2013, we had $101.1 million in loan commitments outstanding, which included $100.8 million in undisbursed loans. Certificates of deposit due within one year of September 30, 2013 totaled $198.5 million, or 54.6% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

At September 30, 2013, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OCC.  There are no conditions or events that management believes have changed the Bank’s classification.  As a savings and loan holding company regulated by the Federal Reserve, Franklin Financial is not currently subject to any separate regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to the depository institutions themselves.  These capital requirements will apply to savings and loan holding companies beginning in 2015.  Revised capital requirements have been adopted by the OCC and the Federal Reserve for all thrifts and their savings and loan holding companies as part of Basel III (see “Item 1, Business – Regulation and Supervision – Federal Banking Regulation – New Capital Rule - Basel III” for more information regarding Basel III).

The following table reflects the level of required capital and actual capital of the Bank at September 30, 2013 and September 30, 2012:

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2013
Tier 1 capital	$179,935	17.83%	$40,374	4.00%	$50,616	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	179,935	26.32	27,345	4.00	41,017	6.00
(to risk weighted assets)

Risk-based capital	188,495	27.57	54,690	8.00	68,362	10.00
(to risk weighted assets)

As of September 30, 2012
Tier 1 capital	$179,110	17.68%	$40,518	4.00%	$50,996	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	179,110	26.62	26,912	4.00	40,368	6.00
(to risk weighted assets)

Risk-based capital	187,538	27.87	53,824	8.00	67,280	10.00
(to risk weighted assets)

During the year ended September 30, 2013, the board of directors of the Bank declared a $15.0 million dividend that was paid to Franklin Financial on December 10, 2012. In June 2013, Franklin Financial transferred $5.9 million of bank-owned life insurance to the Bank as a contribution to its capital.

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at September 30, 2013 and September 30, 2012:

	September 30, 2013
(Dollars in thousands)	Tier 1 Capital	Tier 1 Risk- Based Capital	Risk-Based Capital
GAAP capital	$182,576	$182,576	$182,576
Accumulated losses on certain available- for-sale securities	(2,960)	(2,960)	(2,960)
Pension plan	319	319	319
General allowance for loan losses	–	–	8,560
Regulatory capital – computed	$179,935	$179,935	$188,495

	September 30, 2012
(Dollars in thousands)	Tier 1 Capital	Tier 1 Risk- Based Capital	Risk-Based Capital
GAAP capital	$184,277	$184,277	$184,277
Accumulated gains on certain available- for-sale securities	(6,967)	(6,967)	(6,967)
Pension plan	1,800	1,800	1,800
General allowance for loan losses	–	–	8,428
Regulatory capital – computed	$179,110	$179,110	$187,538

Contractual Obligations

The impact of the Company's contractual obligations as of September 30, 2013 on liquidity and cash flow in future periods is as follows:

		Payments due by period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating lease obligations	$104	$66	$38	$–	$–
FHLB borrowings(1)	180,000	–	10,000	45,000	125,000
Pension obligations	9,099	794	1,663	1,783	4,859
Total	$189,203	$860	$11,701	$46,783	$129,859

(1)
At September 30, 2013, all FHLB borrowings were long-term borrowings that mature in fiscal 2016 through 2032, $10.0 million of which have been convertible since October 2012, at the FHLB’s option, into three-month LIBOR-based floating rate borrowings. If the FHLB converts the borrowings, we may choose to prepay all or part of the borrowings without a prepayment fee on the conversion date.

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

For the year ended September 30, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

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

We have audited the accompanying consolidated balance sheets of Franklin Financial Corporation and Subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated income statements, and statements of comprehensive income, changes in stockholders’ equity and cash flows, for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Financial Corporation and Subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Financial Corporation and Subsidiaries’ internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated December 19, 2013 expressed an unqualified opinion on the effectiveness of Franklin Financial Corporation and Subsidiaries’ internal control over financial reporting.

/s/McGladrey LLP

Richmond, VA
December 19, 2013

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2013 and 2012

(Dollars in thousands)	2013	2012
Assets
Cash and cash equivalents:
Cash and due from banks	$28,005	$6,784
Interest-bearing deposits in other banks	67,724	98,344
Money market investments	3,185	14,751
Total cash and cash equivalents	98,914	119,879

Securities available for sale	304,998	394,179
Securities held to maturity	70,249	20,372

Loans, net of deferred loan fees	520,923	460,749
Less allowance for loan losses	9,740	10,284
Net loans	511,183	450,465

Loans held for sale	–	1,458
Federal Home Loan Bank stock	9,328	10,082
Office properties and equipment, net	6,881	6,167
Other real estate owned	6,715	16,502
Accrued interest receivable:
Loans	2,257	2,028
Mortgage-backed securities and collateralized mortgage obligations	715	741
Other investment securities	1,109	1,679
Total accrued interest receivable	4,081	4,448

Cash surrender value of bank-owned life insurance	34,296	33,008
Deferred income taxes	9,208	7,227
Income taxes currently receivable	805	2,115
Prepaid expenses and other assets	2,663	4,879
Total assets	$1,059,321	$1,070,781

Liabilities and Stockholders’ Equity
Deposits:
Regular checking	$1,526	$802
Savings deposits	281,998	266,662
Time deposits	363,314	372,840
Total deposits	646,838	640,304

Federal Home Loan Bank borrowings	163,485	172,204
Advance payments by borrowers for property taxes and insurance	2,769	2,325
Accrued expenses and other liabilities	4,835	6,481
Total liabilities	817,927	821,314

Commitments and contingencies (see notes 14, 16, 17, and 18)

Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock: $0.01 par value; 75,000,000 shares authorized; 12,250,625 and 13,342,138 shares issued and outstanding, respectively	123	133
Additional paid-in capital	112,516	129,391
Unearned ESOP shares	(9,870)	(10,442)
Unearned equity incentive plan shares	(7,725)	(7,411)
Undistributed stock-based deferral plan shares	(2,646)	(2,533)
Retained earnings	136,255	132,251
Accumulated other comprehensive income	12,741	8,078
Total stockholders’ equity	241,394	249,467
Total liabilities and stockholders’ equity	$1,059,321	$1,070,781

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Income Statements
Years Ended September 30, 2013, 2012, and 2011

(Dollars in thousands)	2013	2012	2011
Interest and dividend income:
Interest and fees on loans	$30,133	$30,672	$31,806
Interest on deposits in other banks	222	146	199
Interest and dividends on securities:
Taxable	9,300	12,470	13,614
Nontaxable	135	285	315
Total interest and dividend income	39,790	43,573	45,934

Interest expense:
Interest on deposits	6,447	7,767	10,210
Interest on borrowings	7,687	8,603	9,188
Total interest expense	14,134	16,370	19,398
Net interest income	25,656	27,203	26,536
Provision (credit) for loan losses	525	(1,149)	3,744
Net interest income after provision (credit) for loan losses	25,131	28,352	22,792

Noninterest income (expense):
Service charges on deposit accounts	49	50	36
Other service charges and fees	588	930	379
Gains on sales of loans held for sale	97	257	344
Gains on sales of securities, net	1,716	63	243
Gains on sales of other real estate owned	1,812	1,398	68
Impairment of securities, net:
Impairment of securities	(1,269)	(5,358)	(2,794)
Less: Impairment recognized in other comprehensive income	(834)	(693)	(222)
Net impairment reflected in income	(435)	(4,665)	(2,572)
Increase in cash surrender value of bank-owned life insurance	1,288	1,294	1,284
Other operating income	828	604	545
Total noninterest income (expense)	5,943	(69)	327

Other noninterest expenses:
Personnel expense	10,535	9,520	7,995
Occupancy expense	1,013	905	853
Equipment expense	884	936	896
Advertising expense	178	183	190
Federal deposit insurance premiums	677	807	972
Charitable contributions to The Franklin Federal Foundation	-	-	5,555
Impairment of other real estate owned	238	611	1,209
Other operating expenses	5,000	4,101	3,266
Total other noninterest expenses	18,525	17,063	20,936
Income before provision for income taxes	12,549	11,220	2,183
Provision for income taxes	3,203	4,739	752
Net income	$9,346	$6,481	$1,431

Basic net income per common share(1)	$0.80	$0.50	$0.11

Diluted net income per common share(1)	$0.78	$0.50	$0.11
_____________
(1)       Weighted-average shares used in the calculation of basic and diluted earnings per share were calculated from April 27, 2011 to September 30, 2011 for fiscal 2011.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended September 30, 2013, 2012, and 2011

(Dollars in thousands)	2013		2012		2011
Net income		$9,346		$6,481		$1,431
Other comprehensive income (loss), net of income tax expense (benefit):
Net unrealized holding gains or losses arising during the period (net of tax 2013: $(1,749), 2012: $1,255, 2011: $(1,334))	$4,686		$8,605		$(8,206)
Reclassification adjustment for gains or losses included in net income (net of tax 2013: $502, 2012: $(253), 2011: $(334))	(1,170)		3,830		546
Change in defined benefit pension plan assets and benefit obligations (net of tax 2013: $907, 2012: $466, 2011: $(784))	1,480		761		(1,279)
Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization (net of tax 2013: $(205), 2012: $(159), 2011: $58)	(333)		(259)		95
Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit (net of tax 2013: $0, 2012: $467, 2011: $486)	-		763		792
Other comprehensive income (loss)		4,663		13,700		(8,052)
Total comprehensive income (loss)		$14,009		$20,181		$(6,621)

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended September 30, 2013, 2012, and 2011

				Unearned	Undistributed		Accumulated
		Additional	Unearned	Equity	Stock-Based		Other	Total
	Common	Paid-in	ESOP	Incentive	Deferral Plan	Retained	Comprehensive	Stockholders’
(Dollars in thousands)	Stock	Capital	Shares	Plan Shares	Shares	Earnings	Income (Loss)	Equity
Balance at September 30, 2010	$-	$-	$-	$-	$-	$124,339	$2,430	$126,769
Issuance of common stock	143	142,885	-	-	-	-	-	143,028
Common stock issuance costs	-	(2,602)	-	-	-	-	-	(2,602)
Shares purchased by ESOP	-	-	(11,442)	-	-	-	-	(11,442)
Shares purchased by stock-based deferral plan	-	2,533	-	-	(2,533)	-	-	-
ESOP shares allocated	-	66	360	-	-	-	-	426
Net income	-	-	-	-	-	1,431	-	1,431
Other comprehensive loss	-	-	-	-	-	-	(8,052)	(8,052)
Balance at September 30, 2011	143	142,882	(11,082)	-	(2,533)	125,770	(5,622)	249,558
ESOP shares allocated	-	238	640	-	-	-	-	878
Repurchase of common stock	(10)	(15,365)	-	-	-	-	-	(15,375)
Stock-based compensation expense	-	1,636	-	-	-	-	-	1,636
Common stock purchased for equity incentive plan	-	-	-	(7,411)	-	-	-	(7,411)
Net income	-	-	-	-	-	6,481	-	6,481
Other comprehensive income	-	-	-	-	-	-	13,700	13,700
Balance at September 30, 2012	133	129,391	(10,442)	(7,411)	(2,533)	132,251	8,078	249,467
ESOP shares allocated	-	444	572	-	-	-	-	1,016
Repurchase of common stock	(10)	(19,343)	-	-	-	-	-	(19,353)
Stock-based compensation expense	-	3,084	-	-	-	-	-	3,084
Common stock purchased for equity incentive plan	-	-	-	(1,754)	-	-	-	(1,754)
Common stock purchased by stock-based deferral plan	-	113	-	-	(113)	-	-	-
Tax benefit from exercise/vesting of stock awards	-	168	-	-	-	-	-	168
Vesting of restricted stock	-	(1,440)	-	1,440	-	-	-	-
Exercise of stock options	-	99	-	-	-	-	-	99
Cash dividend paid ($0.45 per share)	-	-	-	-	-	(5,342)	-	(5,342)
Net income	-	-	-	-	-	9,346	-	9,346
Other comprehensive income	-	-	-	-	-	-	4,663	4,663
Balance at September 30, 2013	$123	$112,516	$(9,870)	$(7,725)	$(2,646)	$136,255	$12,741	$241,394

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended September 30, 2013, 2012, and 2011

(Dollars in thousands)	2013	2012	2011
Cash Flows From Operating Activities
Net income	$9,346	$6,481	$1,431
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	862	867	789
Provision for loan losses	525	(1,149)	3,744
Impairment charges on other real estate owned	238	611	1,209
Charitable contribution of stock to The Franklin Federal Foundation	–	–	4,166
Gains on sales of securities available for sale, net	(1,716)	(63)	(243)
Impairment charges on securities	435	4,665	2,572
Loss on sales or disposal of office properties and equipment, net	51	43	5
Gains on sale of other real estate owned	(1,812)	(1,398)	(68)
Net amortization on securities	2,561	2,617	1,493
Amortization of deferred amounts related to Federal Home Loan Bank borrowings	1,281	512	-
Gains on sales of loans held for sale	(97)	(257)	(344)
Originations of loans held for sale	(2,739)	(11,946)	(16,948)
Sales and principal payments on loans held for sale	4,294	11,667	19,152
ESOP compensation expense	1,016	878	426
Stock-based compensation expense	3,084	1,636	–
Deferred income taxes	(431)	1,181	(788)
Changes in assets and liabilities:
Accrued interest receivable	367	453	(179)
Cash surrender value of bank-owned life insurance	(1,288)	(1,294)	(1,284)
Income taxes currently receivable	1,310	(571)	(1,460)
Prepaid expenses and other assets	2,545	(101)	2,179
Advance payments by borrowers for property taxes and insurance	444	(10)	(5)
Accrued expenses and other liabilities	143	1,900	(467)
Net cash and cash equivalents provided by operating activities	20,419	16,722	15,380
Cash Flows From Investing Activities
Net redemptions of Federal Home Loan Bank stock	754	932	1,529
Proceeds from maturities, calls and paydowns of securities available for sale	133,162	134,346	114,808
Proceeds from sales and redemptions of securities available for sale	19,283	23,085	12,431
Purchases of securities available for sale	(63,301)	(146,879)	(258,011)
Proceeds from maturities and paydowns of securities held to maturity	5,500	4,761	9,557
Purchases of securities held to maturity	(55,892)	–	–
Net (increase) decrease in loans	(59,559)	20,652	(4,858)
Purchases of other real estate owned	(850)	–	–
Purchases of office properties and equipment	(1,590)	(724)	(929)
Proceeds from sales of office properties and equipment	–	–	12
Capitalized improvements of other real estate owned	–	–	(46)
Proceeds from sales of other real estate owned	10,757	779	1,521
Net cash and cash equivalents (used) provided by investing activities	(11,736)	36,952	(123,986)
Cash Flows From Financing Activities
Net increase (decrease) in savings deposits and regular checking	16,060	2,272	(1,502)
Net (decrease) increase in time deposits	(9,526)	(10,722)	3,129
Proceeds from the exercise of stock options	99	–	–
Excess tax benefits from equity awards	168	–	–
Repurchase of common stock	(19,353)	(15,375)	–
Repurchase of common stock for equity incentive plan	(1,754)	(7,411)	–
Cash dividends paid to common stockholders	(5,342)	–	–
Deferred Federal Home Loan Bank prepayment penalty	–	(18,308)	–
Net repayments of long-term Federal Home Loan Bank borrowings	(10,000)	–	–
Proceeds from the issuance of common stock, net of issuance costs	–	–	136,261
Purchase of common stock by ESOP	–	–	(11,442)
Net cash and cash equivalents (used) provided by financing activities	(29,648)	(49,544)	126,446
Net (decrease) increase in cash and cash equivalents	(20,965)	4,130	17,840
Cash and cash equivalents at beginning of year	119,879	115,749	97,909
Cash and cash equivalents at end of year	$98,914	$119,879	$115,749

Supplemental disclosures of cash flow information
Cash payments for interest	$12,870	$15,680	$19,327
Cash payments for income taxes	$2,157	$5,633	$3,000
FHLB prepayment fee on modifications of borrowings	$18	$–	$–
Supplemental schedule of noncash investing and financing activities
Unrealized gains (losses) on securities available for sale	$1,264	$15,174	$(7,381)
Pension adjustment	$2,387	$1,227	$(2,062)
Transfer of loans to other real estate owned, net	$1,900	$10,575	$2,454
Sales of other real estate owned financed by the Bank	$3,585	$2,120	$2,727

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.     Nature of Business and Summary of Significant Accounting Policies
Organization and Description of Business

Franklin Financial Corporation (“Franklin Financial” or the “Parent”), a Virginia stock corporation, was organized in December 2010 to facilitate the conversion of Franklin Financial Corporation MHC, the former holding company of Franklin Federal Savings Bank (the “Bank”) from the mutual to the stock form of ownership.  As discussed in further detail in note 2 to the consolidated financial statements, the conversion was completed on April 27, 2011, at which time Franklin Financial became the holding company of the Bank.  The Bank is a federally chartered capital stock savings bank engaged in the business of attracting retail deposits from the general public and originating non-owner-occupied one-to four-family loans as well as multi-family loans, nonresidential real estate loans, construction loans, and land and land development loans.  The Bank has three wholly owned subsidiaries, Franklin Service Corporation, which provides trustee services on loans originated by the Bank; Reality Holdings LLC, which, through its subsidiaries, holds and manages foreclosed properties purchased from the Bank; and Franklin Federal Mortgage Holdings LLC, which through a 49% owned joint venture with TowneBank Mortgage, originates and sells mortgage loans, primarily on owner-occupied single-family properties.  The financial statements presented in this report include the financial information of Franklin Financial (and its predecessor, Franklin Financial Corporation MHC, as applicable) and subsidiaries on a consolidated basis. The Company (as defined below) operates as one segment.

Principles of Consolidation

The consolidated financial statements include the accounts of Franklin Financial, the Bank, Franklin Service Corporation, Reality Holdings LLC and its subsidiaries and Franklin Federal Mortgage Holdings LLC and its joint venture (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).

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

As of September 30, 2013, the Company had $38.3 million in cash and cash equivalents in financial institutions in excess of amounts insured by federal deposit insurance.

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Available-for-sale or held-to-maturity securities with a decline in fair value below amortized cost that is deemed other-than-temporary are written down to fair value at the balance sheet date, resulting in the establishment of a new cost basis for the security.  In the case of debt securities, the portion of this write-down related to credit deterioration is charged to earnings, while any portion related to factors other than credit is recognized in AOCI and, for held-to-maturity securities, is amortized over the remaining life of the security.  Factors considered in determining whether a debt security is other-than-temporarily impaired include the severity and duration of impairment, the reason for declines in fair value (e.g. changes in market interest rates or underlying credit deterioration), and whether it is more likely than not that management will be required to sell securities prior to recovery, which may be maturity.  Factors considered in determining whether an equity security is other-than-temporarily impaired include the severity and duration of impairment, the disclosure of significant write-downs by the issuer, distressed capital raises or distressed dividend cuts by the issuer, and other information regarding the financial health of the issuer.

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

Rate Lock Commitments

The Company enters into commitments to originate mortgage loans, whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 90 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed the interest rate risk on the loan. As a result, the Company is not exposed to significant losses nor will it realize significant gains on its rate lock commitments due to changes in interest rates, and the fair value of rate lock commitments is not material. Since the formation of the joint venture with TowneBank Mortgage, the Company discontinued making fixed-rate, owner-occupied residential mortgage loans and entering into related rate lock commitments.

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

The Company segments its loan portfolio into segments. Each loan type is considered a portfolio segment, and there are no other classes of loans other than the segments. All loans secured by real estate are considered financing receivables. The Company did not offer any non-real estate loan products at September 30, 2013.

Loans are placed on nonaccrual status when they are three monthly payments or more past due unless management believes, based on individual facts, that the delay in payment is temporary and that the borrower will be able to bring past due amounts current and remain current. All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against interest income.  Any interest payments received on these loans while on nonaccrual status are accounted for as income on a cash-basis until the loan qualifies for return to accrual status or is subsequently charged-off.  Loans are returned to accrual status when the principal and interest amounts due are brought current and management believes that the borrowers will be able to continue to make payments.

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

The specific component relates to loans identified as impaired. The Company determines and recognizes impairment of certain loans when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that experience insignificant delays and payment shortfalls generally are not classified as impaired. Once a loan is identified as impaired, management determines a specific allowance by comparing the outstanding loan balance to net realizable value.  The net realizable value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  The amount of any allowance recognized is the amount by which the loan balance exceeds the net realizable value.  If the net realizable value exceeds the loan balance, no allowance is recorded. For loans using the collateral method to estimate the net realizable value, a charge-off is recorded instead of a specific allowance for the amount by which the loan balance exceeds the net realizable value, which includes estimated selling costs.

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

Loans Held for Sale

Loans originated and intended for sale are carried at the lower of cost or estimated fair value, which is determined on a loan-by-loan basis. Estimated fair value is determined using commitment agreements with investors and prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to earnings. The Company does not retain servicing rights on loans sold. Since the formation of the joint venture with TowneBank Mortgage, the Company discontinued originating loans intended for sale.

Other Real Estate Owned

Real estate acquired through foreclosure or by deed in lieu of foreclosure is initially recorded at net realizable value, which is equal to fair value less estimated costs to sell, establishing a new cost basis. Costs of improvement or completion are capitalized subject to the lower of carrying amount or net realizable value limitation. Revenues and expenses from operations and changes in valuation are included in other operating expenses. Subsequent to foreclosure, valuations are periodically performed by management the assets are carried at the lower of carrying amount or fair value less costs to sell.

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

Pension Plan

The Bank has a noncontributory, defined benefit pension plan.  The Company recognizes the overfunded or underfunded status of the plan as an asset or liability in its consolidated balance sheet. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. U.S. generally accepted accounting principles also require an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. U.S. generally accepted accounting principles also require additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

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

Earnings Per Common Share

Earnings per common share represents net income available to common stockholders, which represents net income less dividends paid or payable to preferred stock shareholders, divided by the weighted-average number of common shares outstanding during the period.  In calculating the weighted-average number of common shares outstanding, shares held by the ESOP are not considered to be outstanding until they are allocated as discussed above.

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For public entities, the ASU is effective for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments of this ASU provide entities with guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This ASU is effective for interim and fiscal periods beginning after December 15, 2013. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

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

During February 2011, Franklin Financial began receiving cash for subscriptions to purchase shares of its common stock.  Franklin Financial returned $131.0 million to subscribers whose orders were not filled on April 28, 2011.  Conversion costs of $2.6 million were deducted upon closing from the $138.9 million of aggregate proceeds.  The net proceeds of $136.3 million received in the offering and $4.2 million issued to The Franklin Federal Foundation are reflected in the Company’s stockholders’ equity in the consolidated statement of changes in stockholders’ equity.

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

Note 3.           Federal Home Loan Bank Stock

The Bank is required to maintain an investment in Federal Home Loan Bank of Atlanta (FHLB) stock based on membership and the level of FHLB borrowings. FHLB stock is stated at cost, as these securities are restricted and no market exists for this stock.  There were no accrued dividends receivable on FHLB stock at September 30, 2013 or 2012.  Management reviews this asset for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.

Note 4.           Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at September 30, 2013 and 2012 are summarized as follows:

	September 30, 2013
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$5,370	$191	$-	$5,561
Agency mortgage-backed securities	112,502	695	768	112,429
Agency collateralized mortgage obligations	79,031	1,044	6	80,069
Corporate equity securities	10,941	10,108	7	21,042
Corporate debt securities	80,487	5,429	19	85,897
Total	$288,331	$17,467	$800	$304,998

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	September 30, 2012
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$11,938	$1,187	$-	$13,125
Agency mortgage-backed securities	80,508	1,323	51	81,780
Agency collateralized mortgage obligations	164,650	2,161	210	166,601
Corporate equity securities	11,885	2,951	40	14,796
Corporate debt securities	109,796	8,209	128	117,877
Total	$378,777	$15,831	$429	$394,179

	September 30, 2013
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$31,692	$-	$31,692	$389	$-	$32,081
Agency collateralized mortgage obligations	30,724	-	30,724	459	148	31,035
Non-agency collateralized mortgage obligations	7,833	1,791	9,624	1,610	1,603	9,631
Total	$70,249	$1,791	$72,040	$2,458	$1,751	$72,747

	September 30, 2012
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$4,714	$-	$4,714	$221	$-	$4,935
Agency collateralized mortgage obligations	5,079	-	5,079	567	-	5,646
Non-agency collateralized mortgage obligations	10,579	1,253	11,832	875	2,533	10,174
Total	$20,372	$1,253	$21,625	$1,663	$2,533	$20,755

The amortized cost and estimated fair value of securities at September 30, 2013 and 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2013				September 30, 2012
	Available for sale		Held to maturity		Available for sale		Held to maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Non-mortgage debt securities:
Due in one year or less	$21,351	$21,522	$–	$–	$15,728	$15,956	$–	$–
Due after one year through five years	32,263	34,055	–	–	53,292	56,153	–	–
Due after five years through ten years	22,712	25,808	–	–	19,563	22,423	–	–
Due after ten years	9,531	10,073	–	–	33,151	36,470	–	–
Total non-mortgage debt securities	85,857	91,458	–	–	121,734	131,002	–	–

Mortgage-backed securities	112,502	112,429	31,692	32,081	80,508	81,780	4,714	4,935
Collateralized mortgage obligations	79,031	80,069	40,348	40,666	164,650	166,601	16,911	15,820
Corporate equity securities	10,941	21,042	–	–	11,885	14,796	–	–
Total securities	$288,331	$304,998	$72,040	$72,747	$378,777	$394,179	$21,625	$20,755

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables indicate the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2013 and September 30, 2012:

	September 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Available for sale:
Agency mortgage-backed securities	$48,006	$768	$-	$-	$48,006	$768
Agency collateralized mortgage obligations	10,237	6	-	-	10,237	6
Corporate equity securities	22	7	-	-	22	7
Corporate debt securities	2,995	5	2,986	14	5,981	19
Total available for sale	61,260	786	2,986	14	64,246	800

Held to maturity:
Agency collateralized mortgage obligations	17,057	148	-	-	17,057	148
Non-agency collateralized mortgage obligations	46	101	4,698	1,502	4,744	1,603
Total held to maturity	17,103	249	4,698	1,502	21,801	1,751

Total temporarily impaired securities	$78,363	$1,035	$7,684	$1,516	$86,047	$2,551

	September 30, 2012
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Available for sale:
Agency mortgage-backed securities	$25,531	$50	$2,435	$1	$27,966	$51
Agency collateralized mortgage obligations	3,380	4	18,043	206	21,423	210
Corporate equity securities	232	35	10	5	242	40
Corporate debt securities	2,984	16	4,888	112	7,872	128
Total available for sale	32,127	105	25,376	324	57,503	429

Held to maturity:
Non-agency collateralized mortgage obligations	258	43	7,953	2,490	8,211	2,533
Total held to maturity	258	43	7,953	2,490	8,211	2,533

Total temporarily impaired securities	$32,385	$148	$33,329	$2,814	$65,714	$2,962

The Company’s securities portfolio consists of investments in various debt and equity securities as permitted by OCC and Federal Reserve regulations. The Company’s debt securities include mortgage-backed securities, collateralized mortgage obligations, state and local government obligations and corporate debt obligations. The Company’s equity securities consist of common stock of various companies, almost exclusively community banks. The holdings exceeding $1.0 million were Union First Market Bankshares Corporation, StellarOne Corporation, Valley Financial Corporation and Eastern Virginia Bankshares, Inc. The holdings with ownership positions of 2.00% to 4.99% of shares outstanding were Colonial Virginia Bank and Valley Financial Corporation.

During the year ended September 30, 2013, the Company recognized gross gains from sales of securities available for sale of $1.7 million and no losses. During the years ended September 30, 2012 and 2011, the Company recognized gross gains from sales of securities available for sale of $1.7 million and $705,000, respectively, and gross losses of $1.6 million and $462,000, respectively.  The cost basis of securities sold is determined through specific identification of securities sold.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company monitors its portfolio of debt and equity securities to determine if any security has experienced an other-than-temporary decline in fair value on a quarterly basis.  At September 30, 2013, approximately 95% of the Company's securities portfolio was issued by a government-sponsored entity or had a credit rating qualifying as "investment grade" from one of the three major credit rating agencies. The determination of whether a security is other-than-temporarily impaired is highly subjective and requires a significant amount of judgment.  In evaluating for other-than-temporary impairment, management considers the duration and severity of declines in fair value, the financial condition of the issuers of each security, as well as whether it is more likely than not that the Company will be required to sell these securities prior to recovery, which may be maturity, based on market conditions and cash flow requirements.  In performing its analysis for debt securities, the Company's consideration of the financial condition of the issuer of each security was focused on the issuer's ability to continue to perform on its debt obligations, including any concerns about the issuer's ability to continue as a going concern.  In performing its analysis for equity securities, the Company's analysis of the financial condition of the issuers of each security included the issuer's economic outlook, distressed capital raises, large write-downs causing dilution of capital, distressed dividend cuts, discontinuation of significant segments, replacement of key executives, and the existence of a pattern of significant operating losses.  In addition to the financial condition of each issuer, the Company considered the severity and duration of impairments and the likelihood that the fair value of securities would recover over a reasonable time horizon.

A significant component of impaired securities at September 30, 2013 was the portfolio of non-agency collateralized mortgage obligations ("CMOs").  The portfolio of non-agency CMOs presents the greatest credit risk to the Company's securities portfolio due to differing levels of credit quality and the lack of implicit or explicit government guaranty.  Prior to fiscal 2013, the Company had recorded a total of $20.4 million in impairment charges on these securities, significantly reducing the exposure to future losses.  During the year ended September 30, 2013, the Company recorded an additional $1.2 million in impairment on these securities, $391,000 of which was recognized in earnings and $835,000 of which was recognized in AOCI.

In evaluating these securities for impairment, the most significant factors considered by management include:

•              Delinquency levels,
•              Expected future default rates,
•              Collateral value by vintage,
•              Tranche seniority, and
•              Current subordination levels or other credit enhancements.

Details regarding the amortized cost of these securities at September 30, 2013 and 2012 are as follows (dollars in thousands):

Tranche Level	2013	2012	Percent of pool subordinate to FFSB investment	2013	2012
Senior Tranche	$6,270	$7,666	0% to 10%	$8,003	$9,902
Subordinate Tranche	3,156	3,877	Over 10% to 20%	1,322	1,573
Mezzanine Tranche	198	289	Over 20% to 30%	277	315
Total	$9,624	$11,832	Over 30% to 40%	-	-
			Over 40% to 50%	-	-
			Over 50%	22	42
			Total	$9,624	$11,832

90+ Day Delinquency Rate	2013	2012	Vintage	2013	2012
0% to 5%	$2,120	$2,636	Pre-2001	$27	$50
Over 5% to 10%	1,922	2,413	2001	89	106
Over 10% to 15%	1,502	1,849	2002	369	416
Over 15% to 20%	609	720	2003	1,394	1,711
Over 20% to 25%	37	46	2004	1,888	2,197
Over 25% to 30%	182	265	2005	1,840	2,328
Over 30%	3,252	3,903	2006	2,601	3,154
Total	$9,624	$11,832	2007	1,229	1,647
			2008	187	223
			Total	$9,624	$11,832

During the fiscal years ended September 30, 2013, 2012, and 2011, the Company recognized total impairment charges in earnings of $435,000, $4.7 million, and $2.6 million, respectively, on debt and equity securities. Impairment charges reflected in earnings in 2013 related entirely to debt securities. Impairment charges reflected in earnings in 2012 consisted of charges of $1.3 million on debt securities and $3.4 million on equity securities. Impairment charges reflected in earnings in 2011 consisted of charges of $1.5 million on non-agency CMOs and $1.1 million on equity securities.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Other-than-temporary impairment losses on debt securities recognized in 2013 related to the Company’s investment in an auction-rate municipal bond backed by student loans that was downgraded during the current year and was experiencing deteriorating collateral quality as well as the Company’s portfolio of non-agency CMOs discussed above. Impairment losses recognized in 2013 for non-agency CMOs were the result of continued stress in the economy and housing markets resulting in high delinquency and foreclosure rates of the loans collateralizing these securities as well as declining levels of debt tranches subordinate to those owned by the Company.  At September 30, 2013, the average delinquency rate for the collateral supporting the Company’s portfolio of non-agency CMOs was 13.3% compared to 14.3% at September 30, 2012. Management noted that average delinquency rates peaked in March of 2010 at a rate of 16.7%, up from 6.7% in July of 2008, when management first began tracking this metric. Additionally, 83.2% of non-agency CMOs had subordination percentages less than or equal to 10% at September 30, 2013, compared with 83.7% at September 30, 2012.

For equity securities identified as other-than-temporarily impaired, quoted market prices were used to determine fair value. Non-agency CMOs are classified as Level 3 assets in the fair value hierarchy as discussed further in note 19 to the consolidated financial statements and, as a result, fair value is determined by management by discounting estimated future cash flows. The level of cash flows estimated to be received is based on contractual cash flows adjusted for estimated prepayments as well as the Company’s estimate of the amount and timing of any potential future credit losses. Estimated prepayments are affected by current interest rates as well as overall economic conditions. Significant factors affecting the Company’s estimate of future credit losses include the level of subordination supporting the Company’s investment, estimates regarding ultimate delinquency rates, which tie into projected future charge-offs in a pool of mortgage assets, and loss severities (i.e. losses incurred given the event of default). The higher the level of subordination is the greater the amount that the Company is insulated from losses in a pool of mortgages. The higher the level of ultimate delinquencies and loss severities, the higher these losses will be and the more likely that the Company will ultimately experience a loss. The Company obtains information about current levels of subordination, delinquency rates, and loss severity from Bloomberg. Management estimates peak delinquency levels by reviewing the rate of change (the “transition rate”) in historical delinquency rates for each security over a period of time and projecting this rate into the future.

The table below provides a cumulative rollforward of credit losses recognized in earnings for debt securities for which a portion of OTTI is recognized in AOCI:

(Dollars in thousands)	2013	2012	2011
Balance of credit losses at beginning of year	$164	$79	$526
Additions for credit losses on securities not previously recognized	5	131	86
Additional credit losses on securities previously recognized as impaired	107	47	2
Reductions for securities for which OTTI previously in OCI was recognized in earnings	(20)	–	–
Reductions for securities paid-off	–	–	(49)
Reductions for increases in expected cash flows	(210)	(93)	(486)
Balance of credit losses at end of year	$46	$164	$79

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

Unrealized losses in the remainder of the Company’s portfolio of collateralized mortgage obligations, mortgage-backed securities, and corporate debt securities were related to forty securities and were caused by changes in market interest rates, spread volatility, or other factors that management deems to be temporary, and because management believes that it is not more likely than not that the Company will be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

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

Accumulated other comprehensive income related to investments was $13.1 million and $9.9 million at September 30, 2013 and 2012, respectively, consisting of net unrealized gains on investments of $14.2 million and $10.7 million, respectively, and other-than-temporary impairment losses related to other factors of $1.1 million and $777,000, respectively, at September 30, 2013 and 2012.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5.           Loans

Loans held for investment at September 30, 2013 and September 30, 2012 are summarized as follows:

(Dollars in thousands)	2013	2012
Loans
One-to four-family	$93,301	$104,560
Multi-family	105,295	81,503
Nonresidential	243,562	208,225
Construction	35,823	25,489
Land and land development	46,081	43,761
Other	405	498
Total loans	524,467	464,036

Deferred loan fees	3,544	3,287
Loans, net of deferred loan fees	520,923	460,749

Allowance for loan losses	9,740	10,284
Net loans	$511,183	$450,465

Loans to officers and directors were $107,000 and $109,000 at September 30, 2013 and 2012, respectively.

Since the formation of the joint venture with TowneBank Mortgage in fiscal 2013, the Company discontinued originating loans held for sale. There were no loans held for sale at September 30, 2013 compared to $1.5 million at September 30, 2012. Gains on sales of loans were $97,000, $257,000, and $344,000 for the years ended September 30, 2013, 2012, and 2011, respectively, inclusive of adjustments to mark loans held-for-sale to the lower of cost or market.

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

Credit Rating Process

The Company's loan grading system analyzes various risk characteristics of each loan type when considering loan quality, including loan-to-value ratios, current real estate market conditions, location and appearance of properties, income and net worth of any guarantors, and rental stability and cash flows of income-producing nonresidential real estate loans and multi-family loans.  The Company grades loans in lending relationships greater than $2.0 million and any individual loan greater than $1.0 million. All remaining loans are included in the Not Rated category. The credit rating process results in one of the following classifications for each loan in order of increasingly adverse classification:

⋅
Excellent, Good, and Satisfactory: Loans that are considered to be of sufficient quality to preclude an adverse rating are rated “Excellent,” “Good,” or “Satisfactory” based on their protection by the current net worth and paying capacity of the borrower (including guarantors) and by the value of the underlying collateral. The rating assigned depends on the degree of strength of the loan and any guarantors.

⋅	Watch List: Loans that are rated “Satisfactory” as part of the Company’s grading system but merit closer monitoring due to various factors.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

⋅
Special Mention: Loans that have potential weakness that deserve management’s close attention. If uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.

⋅
Substandard: Loans that are inadequately protected by the current net worth or paying capacity of the borrower (including guarantors) or of the pledged collateral, if any. Assets rated “Substandard” have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

⋅
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

General Allowance

To determine the general allowance, the Company segregates loans by portfolio segment.  The Company determines a base reserve rate for each portfolio segment by calculating the average charge-off rate for each segment over a historical time period determined by management, typically one to three years.  The base reserve rate is then adjusted based on qualitative factors that management believes could result in future loan losses differing from historical experience.  Such qualitative factors can include delinquency rates, loan-to-value ratios, market interest rate changes, legal and competitive factors, and local economic and real estate conditions.  The base reserve rate plus these qualitative adjustments results in a total reserve rate for each portfolio segment. During the three months ended March 31, 2013, the Company modified its methodology for calculating the general allowance. Previously, a multiple of the total reserve rate calculated for each loan type was applied to the loan balance in each segment based on credit rating. At March 31, 2013 this methodology was discontinued. The impact of this change at March 31, 2013 was an increase to the allowance of $894,000, which was mostly offset by a decrease in reserve rates due to improvements in several qualitative factors.

Specific Allowance for Impaired Loans

Impaired loans include loans identified as impaired through our credit rating system as well as loans modified in a troubled debt restructuring.  Once a loan is identified as impaired, management determines a specific allowance by comparing the outstanding loan balance to net realizable value.  The net realizable value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  The amount of any allowance recognized is the amount by which the loan balance exceeds the net realizable value.  If the net realizable value exceeds the loan balance, no allowance is recorded. During the three months ended June 30, 2013, the methodology for recording a specific allowance was changed. For loans using the collateral method to estimate the net realizable value, a charge-off is recorded instead of a specific allowance for the amount by which the loan balance exceeds the net realizable value. The impact of this change at June 30, 2013 was a decrease to the allowance of approximately $951,000 and a corresponding decrease to the loan balances, with no net effect on the net loan balance or the consolidated income statement. Of the $51.6 million of loans classified as impaired at September 30, 2013, $46.1 million were considered “collateral dependent” and evaluated using the fair value of collateral method and $5.5 million were evaluated using discounted estimated cash flows.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(Dollars in thousands)	One-to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total
Balance, September 30, 2010	$1,260	$1,177	$2,888	$2,700	$5,372	$22	$13,419
Provision	580	180	548	(79)	2,528	(13)	3,744
Recoveries	3	–	6	36	–	–	45
Charge-offs	(519)	–	(296)	(933)	(836)	–	(2,584)
Balance, September 30, 2011	1,324	1,357	3,146	1,724	7,064	9	14,624
Provision	142	(297)	282	(710)	(562)	(4)	(1,149)
Recoveries	6	–	–	9	717	–	732
Charge-offs	(68)	–	–	(9)	(3,846)	–	(3,923)
Balance, September 30, 2012	1,404	1,060	3,428	1,014	3,373	5	10,284
Provision	289	796	1,756	(297)	(2,031)	12	525
Recoveries	78	–	33	125	67	3	306
Charge-offs	(991)	–	(14)	(223)	(133)	(14)	(1,375)
Balance, September 30, 2013	$780	$1,856	$5,203	$619	$1,276	$6	$9,740

Details of the allowance for loan losses by portfolio segment and impairment methodology at September 30, 2013 and 2012 are as follows:

	September 30, 2013
								Allowance as
	General Allowance		Specific Allowance		Total	Total		% of total
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Balance	Allowance	Coverage	allowance
One-to four-family	$85,913	$780	$7,388	$-	$93,301	$780	0.84%	8.0%
Multi-family	92,725	1,856	12,570	-	105,295	1,856	1.76	19.0
Nonresidential	236,520	5,203	7,042	-	243,562	5,203	2.14	53.4
Construction	35,780	619	43	-	35,823	619	1.73	6.4
Land and land development	21,485	1,276	24,596	-	46,081	1,276	2.77	13.1
Other	405	6	-	-	405	6	1.47	0.1
Total allowance	$472,828	$9,740	$51,639	$-	$524,467	$9,740	1.86	100.0%

	September 30, 2012
								Allowance as
	General Allowance		Specific Allowance		Total	Total		% of total
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Balance	Allowance	Coverage	allowance
One-to four-family	$99,420	$946	$5,140	$458	$104,560	$1,404	1.34%	13.7%
Multi-family	68,839	1,060	12,664	-	81,503	1,060	1.30	10.3
Nonresidential	202,734	3,428	5,491	-	208,225	3,428	1.65	33.3
Construction	25,445	1,014	44	-	25,489	1,014	3.98	9.9
Land and land development	34,644	3,373	9,117	-	43,761	3,373	7.71	32.8
Other	498	5	-	-	498	5	1.00	-
Total allowance	$431,580	$9,826	$32,456	$458	$464,036	$10,284	2.22	100.0%

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Details regarding special mention, substandard, and impaired loans at September 30, 2013 and 2012 are as follows:

(Dollars in thousands)	2013	2012
Special mention
One-to four-family	$5,169	$2,880
Nonresidential	6,070	3,114
Construction	411	664
Land and land development	5,195	10,925
Total special mention loans	16,845	17,583

Substandard
One-to four-family	2,452	2,631
Nonresidential	-	2,053
Construction	353	743
Land and land development	39	4,653
Total substandard loans	2,844	10,080

Impaired
One-to four-family	7,388	5,140
Multi-family	12,570	12,664
Nonresidential	7,042	5,491
Construction	43	44
Land and land development	24,596	9,117
Total impaired loans	51,639	32,456

Total special mention, substandard, and impaired loans	$71,328	$60,119

The decrease in special mention loans at September 30, 2013 compared to September 30, 2012 was primarily due to the reclassification of certain loans classified as special mention at September 30, 2012 to impaired at September 30, 2013. This decrease was mostly offset by the classification of one loan on multiple one- to four-family properties with a balance of $4.7 million and one loan on a retail shopping center with a balance of $2.5 million as special mention at September 30, 2013. Both loans were current and performing in accordance with their terms at September 30, 2013. A portion of the increase in impaired loans and virtually all of the decrease in substandard loans were due to the reclassification of certain loans classified as substandard at September 30, 2012 to impaired at September 30, 2013. The increase in impaired land and land development loans at September 30, 2013 was also due to the addition of two loans totaling $7.0 million secured by land in the western part of Virginia. These loans matured at December 31, 2012 and as of September 30, 2013 had not been renewed or restructured, though the borrower has continued to make payments according to the original loan terms. Subsequent to September 30, 2013, the borrower stopped making payments on these loans, and the Company began the foreclosure process to satisfy the loans.

Included in impaired loans are troubled debt restructurings of $11.3 million and $6.5 million at September 30, 2013 and September 30, 2012, respectively that had related allowance balances of zero and $93,000, respectively. Included in troubled debt restructurings were $5.5 million of troubled debt restructurings that were current and on accrual status at September 30, 2013 and September 30, 2012.

Troubled Debt Restructurings

During the year ended September 30, 2013, the Company modified one loan in a troubled debt restructuring. The restructured loan is a land and land development loan with an outstanding balance of $4.9 million at September 30, 2013. This loan matured during the year and was extended at the same terms to accommodate financial difficulties being experienced by the borrower. The loan was current but on nonaccrual status at September 30, 2013 as a result of the restructuring. The Company did not identify any restructured loans that went into default during the year ended September 30, 2013 that had been restructured during the previous twelve months. Interest recognized on a cash basis on nonaccrual restructured loans was $40,000 for the year ended September 30, 2013.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During the year ended September 30, 2012, the Company modified seven loans in troubled debt restructurings, including two construction loans to one borrower, one nonresidential loan, two land and land development loans and two one- to four-family loans.  The restructuring of the construction loans, which had an outstanding balance of $44,000 at September 30, 2012, involved the reduction in the loan’s interest rate floor and monthly principal payment requirement to accommodate cash flow difficulties being experienced by the borrower.  A discounted cash flows analysis revealed that no specific allowance was required for these two loans. These loans remained on accrual status as the borrower was current at September 30, 2012 and remained current at September 30, 2013.  The nonresidential loan modification consisted of further principal payment reductions and an extension of the call date on a loan previously recognized as a troubled debt restructuring.  This loan, which had an outstanding balance of $5.5 million at September 30, 2012, was returned to accrual status during the year ended September 30, 2012 as it had remained current on restructured payment requirements for over nine months, and the loan remained current at September 30, 2013.  The two land and land development loans restructured share the same collateral and had been previously identified as impaired loans.  These loans have since been foreclosed on and the properties taken into other real estate owned, and a portion of the properties have been sold. The two one- to four-family modifications consisted of two separate borrowers where the loans were discharged under bankruptcy proceedings. These loans, which had a total outstanding balance of $1.0 million, were current at September 30, 2012. One loan remained current and one loan was over 180 days delinquent at September 30, 2013. The loans are on nonaccrual status due to the bankruptcy. Interest recognized on a cash basis on nonaccrual restructured loans was $489,000 for the year ended September 30, 2012.

During the year ended September 30, 2011, the Company modified three loans in troubled debt restructurings, including one land and land development loan with an outstanding balance of $757,000, one construction loan with an outstanding balance of $90,000, and one nonresidential loan with a balance of $5.5 million.  The restructuring of the land and land development loan consisted of a reduction in the monthly principal payment requirement to accommodate cash flow difficulties being experienced by the borrower.  This loan had previously been identified as impaired and was considered collateral dependent; therefore, there was no effect on the consolidated financial statements as a result of this modification.  This loan has since been foreclosed on and the properties taken into other real estate owned, and a portion of the properties have been sold. The construction loan was previously classified as impaired and considered collateral-dependent, and the restructuring consisted of forgiving past-due principal amounts and eliminating a monthly principal payment requirement.  Since the loan was already classified as impaired, there was no effect on the consolidated financial statements as a result of this modification.  This loan has since been foreclosed on and the property was taken into other real estate owned and subsequently sold. The nonresidential loan was already on nonaccrual status at the time of modification, and the restructuring consisted of a reduction in near-term principal payment requirements as well as forgiving unpaid late charges. This loan was returned to accrual status during the year ended September 30, 2012 and remained current at September 30, 2013. All loans modified in troubled debt restructurings were classified as nonaccrual at September 30, 2011.  During the year ended September 30, 2011, both the land and land development and construction loans modified in troubled debt restructurings defaulted on the modified terms.  Interest recognized on a cash basis on restructured loans was not material for the year ended September 30, 2011.

Loans summarized by loan type and credit rating at September 30, 2013 and September 30, 2012 are as follows:

	September 30, 2013
					Watch	Special
(Dollars in thousands)	Total	Excellent	Good	Satisfactory	List	Mention	Substandard	Impaired	Not Rated
One- to four-family	$93,301	$-	$1,386	$25,172	$-	$5,169	$2,452	$7,388	$51,734
Multi-family	105,295	283	22,758	64,702	-	-	-	12,570	4,982
Nonresidential	243,562	-	79,079	132,650	-	6,070	-	7,042	18,721
Construction	35,823	-	-	5,003	-	411	353	43	30,013
Land and land development	46,081	-	184	-	734	5,195	39	24,596	15,333
Other	405	-	-	-	-	-	-	-	405
Total loans	$524,467	$283	$103,407	$227,527	$734	$16,845	$2,844	$51,639	$121,188

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	September 30, 2012
				Watch	Special			Not
(Dollars in thousands)	Total	Good	Satisfactory	List	Mention	Substandard	Impaired	Rated
Loans
One-to four-family	$104,560	$252	$30,323	$-	$2,880	$2,631	$5,140	$63,334
Multi-family	81,503	24,214	41,294	-	-	-	12,664	3,331
Nonresidential	208,225	86,872	102,339	3,060	3,114	2,053	5,491	5,296
Construction	25,489	-	13,666	370	664	743	44	10,002
Land and land development	43,761	-	16,128	827	10,925	4,653	9,117	2,111
Other	498	-	-	-	-	-	-	498
Total loans	$464,036	$111,338	$203,750	$4,257	$17,583	$10,080	$32,456	$84,572

Details regarding the delinquency status of the Company’s loan portfolio at September 30, 2013 and 2012 are as follows:

	September 30, 2013
			31-60	61-90	91-120	121-150	151-180
(Dollars in thousands)	Total	Current	Days	Days	Days	Days	Days	180+ Days
One-to four-family	$93,301	$84,881	$602	$-	$578	$1,069	$157	$6,014
Multi-family	105,295	99,254	-	-	-	-	-	6,041
Nonresidential	243,562	243,102	460	-	-	-	-	-
Construction	35,823	35,823	-	-	-	-	-	-
Land and land development	46,081	23,727	2,632	3,632	-	-	-	16,090
Other	405	405	-	-	-	-	-	-
Total	$524,467	$487,192	$3,694	$3,632	$578	$1,069	$157	$28,145

	September 30, 2012
			31-60	61-90	91-120	121-150	151-180
(Dollars in thousands)	Total	Current	Days	Days	Days	Days	Days	180+ Days
One-to-four family	$104,560	$96,103	$2,092	$215	$322	$50	$113	$5,665
Multi-family	81,503	75,428	-	-	-	-	-	6,075
Nonresidential	208,225	207,758	467	-	-	-	-	-
Construction	25,489	25,311	-	-	-	-	-	178
Land and land development	43,761	30,583	4,041	-	-	-	-	9,137
Other	498	498	-	-	-	-	-	-
Total	$464,036	$435,681	$6,600	$215	$322	$50	$113	$21,055

The following is a summary of information pertaining to impaired and nonaccrual loans at September 30, 2013 and 2012:

	2013		2012
(Dollars in thousands)	Amount	Allowance	Amount	Allowance
Impaired loans with a specific allowance
One-to four-family	$–	$–	$5,140	$458
Total impaired loans with a specific allowance	$–	$–	$5,140	$458

Impaired loans for which no specific allowance is necessary
One-to four-family	$7,388	$–	$–	$–
Multi-family	12,570	–	12,664	–
Nonresidential	7,042	–	5,491	–
Construction	43	–	44	–
Land and land development	24,596	–	9,117	–
Total impaired loans for which no specific allowance is necessary	$51,639	$–	$27,316	$–

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2013			2012			2011
		Interest			Interest			Interest
	Average	Income	Annualized	Average	Income	Annualized	Average	Income	Annualized
(Dollars in thousands)	Balance	Recognized	Yield	Balance	Recognized	Yield	Balance	Recognized	Yield
Impaired loans
One- to four-family	$6,761	$333	4.92%	$4,471	$183	4.11%	$4,375	$176	4.02%
Multi-family	12,622	565	4.48	12,706	631	4.97	1,070	95	8.91
Nonresidential	6,177	442	7.15	8,689	203	2.34	6,176	393	6.37
Construction	50	2	4.41	96	2	1.84	931	35	3.75
Land and land development	14,409	241	1.67	15,363	599	3.90	22,363	695	3.11
Total impaired loans	$40,019	$1,583	3.96	$41,325	$1,618	3.92	$34,915	$1,394	3.99

(Dollars in thousands)	2013	2012
Nonaccrual loans
One-to four-family	$10,369	$9,884
Multi-family	12,570	12,664
Nonresidential	1,584	-
Construction	-	178
Land and land development	24,608	9,841
Total nonaccrual loans	$49,131	$32,567

Interest recognized on a cash basis on all nonaccrual loans was $1.5 million and $1.3 million for the years ended September 30, 2013 and 2012, respectively. There were no loans past due 90 days or more and still accruing at September 30, 2013 and 2012.

Note 7.	Other Real Estate Owned

Other real estate owned at September 30, 2013 and September 30, 2012 was $6.7 million and $16.5 million, respectively. During the year ended September 30, 2013, the Company foreclosed on several properties securing loans that had been classified as impaired.  These foreclosures resulted in additions of $2.8 million to other real estate owned. Sales of other real estate owned totaled $12.3 million for the year ended September 30, 2013.

The Company recognized net gains on sales of other real estate owned of $1.8 million for the year ended September 30, 2013, compared with $1.4 million and $68,000 for the years ended September 30, 2012 and 2011, respectively. Gains on sales for the year ended September 30, 2013 included the recognition of $131,000 in gains on properties sold in previous periods that had been deferred in accordance with GAAP because financing was provided by the Company and the sales did not meet either initial or continuing investment criteria to qualify for gain recognition. At September 30, 2013, the Company had deferred gains on sales of other real estate owned of $519,000 compared to $251,000 at September 30, 2012.

The Company recognized impairment charges on real estate owned of $238,000 for the year ended September 30, 2013.  These charges were the result of updated appraisals on various properties. Impairment charges totaled $611,000 and $1.2 million for the years ended September 30, 2012 and 2011, respectively.

Note 8.	Office Properties and Equipment

Office properties and equipment at September 30, 2013 and 2012 are summarized as follows:

			Range of
(Dollars in thousands)	2013	2012	Useful Lives
Land	$1,702	$1,233	–
Buildings and building improvements	7,510	6,991	7 – 40 years
Furniture, fixtures, and equipment	5,124	4,776	3 – 10 years
	14,336	13,000
Less accumulated depreciation and amortization	7,455	6,833
Office properties and equipment, net	$6,881	$6,167

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Depreciation expense for the years ended September 30 2013, 2012, and 2011 was $824,000, $801,000, and $723,000, respectively.

Note 9.	Investment in Bank Owned Life Insurance

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

Note 10.         Deposits

Deposit account balances at September 30, 2013 and 2012 are summarized as follows:

		2013		2012
(Dollars in thousands)	Stated Rate	Amount	Percent	Amount	Percent
Balance by interest rate:
Regular checking	0.00%	$1,526	0.2%	$802	0.1%
Money market savings	0.00 – 1.00%	236,630	36.6	221,695	34.7
Money market checking	0.00 – 0.50%	45,368	7.0	44,967	7.0
Total money market and regular checking		283,524	43.8	267,464	41.8
Certificates of deposit:	0.00 – 0.99%	190,230	29.4	183,820	28.7
	1.00 – 1.99%	63,864	9.9	59,815	9.3
	2.00 – 2.99%	72,285	11.2	73,143	11.4
	3.00 – 3.99%	20,473	3.2	22,056	3.5
	4.00 – 4.99%	13,244	2.0	22,944	3.6
	5.00 – 5.99%	3,218	0.5	11,062	1.7
Total certificates of deposit		363,314	56.2	372,840	58.2
Total deposits		$646,838	100.0%	$640,304	100.0%

Non-interest bearing deposits totaled $1.6 million and $827,000 at September 30, 2013 and 2012, respectively, consisting primarily of regular checking accounts.

A summary of maturities of certificates of deposit at September 30, 2013 and 2012 follows:

	2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
One year or less	$198,523	54.6%	$211,425	56.7%
More than 1 year to 2 years	48,924	13.5	50,149	13.4
More than 2 years to 3 years	29,403	8.1	30,448	8.2
More than 3 years to 4 years	35,525	9.8	19,872	5.3
More than 4 years to 5 years	25,237	6.9	35,011	9.4
More than 5 years	25,702	7.1	25,935	7.0
	$363,314	100.0%	$372,840	100.0%

Interest expense on deposit accounts for the years ended September 30, 2013, 2012, and 2011 is summarized as follows:

(Dollars in thousands)	2013	2012	2011
Money market savings	$1,104	$993	$1,793
Money market checking	200	216	367
Certificates of deposit	5,143	6,558	8,050
	$6,447	$7,767	$10,210

Savings accounts, money market accounts, and certificates of deposit held by officers and directors of the Company at September 30, 2013 and 2012 were $2.4 million and $2.9 million, respectively.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Penalty amounts assessed on certificates redeemed prior to contractual maturity are recorded as noninterest income. Certificate penalty amounts totaled $44,000, $46,000, and $32,000 for the years ended September 30, 2013, 2012, and 2011, respectively.

Certificates of deposit and savings accounts with balances greater than $100,000 at September 30, 2013 and 2012 were approximately $295.6 million and $276.0 million, respectively.

Note 11.         Borrowings

The Company relies on borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) as its primary source of borrowings. Short-term and long-term borrowings from the FHLB are secured by qualifying residential loans, nonresidential real estate loans, multi-family loans and securities. Loans collateralizing FHLB borrowings had a carrying value of $315.0 million, and securities collateralizing FHLB borrowings had a carrying value of $157.2 million at September 30, 2013. At September 30, 2012, loans collateralizing FHLB borrowings had a carrying value of $290.7 million and securities had a carrying value of $266.0 million. The Company had unused borrowing capacity from the FHLB of $162.5 million at September 30, 2013.

The Company had no FHLB overnight borrowings for the years ended September 30, 2013 and 2012.  Long-term debt consists of borrowings from the FHLB with various interest rates and maturity dates. Certain borrowings are convertible, at the FHLB’s option, into three-month LIBOR-based floating rate borrowings beginning on specified dates or on any quarterly interest payment dates thereafter, with at least two business days notice. If the FHLB converts a borrowing, the Company may choose to prepay all or part of the borrowing without a prepayment fee on the conversion date or any subsequent quarterly interest reset date. On August 19, 2013, the Company prepaid a $10.0 million FHLB borrowing with an interest rate of 4.485% that was scheduled to mature on May 21, 2032.  In connection with the prepayment, the Company recorded a fee on early retirement of FHLB borrowings of $18,000 that is recognized in noninterest expense. During the year ended September 30, 2012, the company exchanged nine FHLB borrowings totaling $160.0 million for new advances of the same amount. In connection with these exchanges, the Company paid prepayment penalties totaling $18.3 million. The new advances were not considered to be substantially different from the original advances in accordance with ASC 470-50, Debt – Modifications and Exchanges, and as a result the prepayment penalties have been treated as a discount on the new debt and are being amortized over the life of the new advances as an adjustment to rate. Unamortized prepayments were $16.5 million and $17.8 million at September 30, 2013 and September 30, 2012, respectively.

At September 30, 2013, advances from the FHLB totaled $180.0 million and had fixed interest rates ranging from 1.06% to 5.09% with a weighted average effective rate including amortization of prepayments of 4.08%. At September 30, 2012, advances from the FHLB totaled $190.0 million and had fixed interest rates ranging from 1.06% to 5.09% with a weighted average effective rate including amortization of prepayments of 4.10%.

The contractual maturities of FHLB borrowings, excluding call provisions, as of September 30, 2013 are as follows:

For the Year Ending September 30,
(Dollars in thousands)	Amount	Weighted Average Effective Rate
2014	$–	–%
2015	–	–
2016	10,000	2.23
2017	10,000	2.25
2018	35,000	3.44
Thereafter	125,000	4.56
	180,000
Less unamortized prepayments	16,515
Total FHLB borrowings	$163,485	4.08

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12.     Income Taxes

Income tax expense related to income before provision for income taxes for the years ended September 30, 2013, 2012, and 2011 is summarized as follows:

(Dollars in thousands)	2013	2012	2011
Current income tax expense	$3,634	$3,558	$1,540
Deferred tax (benefit) expense	(431)	1,181	(788)
Total	$3,203	$4,739	$752

A deferred income tax benefit of $1.5 million and a deferred income tax expense of $2.2 million were provided in components of other comprehensive income during the years ended September 30, 2013 and 2012, respectively.

A current income tax benefit of $168,000 was provided in components of additional paid in capital during the year ended September 30, 2013.

The reported income tax expense for 2013, 2012, and 2011 differs from the “expected” income tax expense (computed by applying the statutory U.S. Federal corporate income tax rate of 34% to income before provision for income taxes) as follows:

	2013		2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Expected tax expense at statutory federal income tax rate	$4,267	34.0%	$3,815	34.0%	$742	34.0%

Cash surrender value of life insurance	(436)	(3.5)	(438)	(3.9)	(435)	(19.9)
State taxes, net of federal expense	356	2.8	516	4.6	180	8.2
ESOP fair market value adjustment	151	1.2	80	0.6	22	1.0
Dividends received deduction	(88)	(0.7)	(90)	(0.8)	(73)	(3.3)
Federal low income housing and historical tax credits	(291)	(2.3)	(323)	(2.9)	(770)	(35.3)
Tax exempt interest	(19)	(0.1)	(49)	(0.4)	(29)	(1.4)
Change in federal valuation allowance	(752)	(6.0)	1,297	11.6	1,110	50.9
Other, net	15	0.1	(69)	(0.6)	5	0.2
Reported tax expense	$3,203	25.5%	$4,739	42.2%	$752	34.4%

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2013 and 2012 are as follows:

(Dollars in thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$3,701	$3,908
Prepaid pension costs	-	702
Deferred compensation	1,278	1,198
Investments in tax credit partnerships	501	448
Impairment of other real estate owned	850	1,005
Securities	8,966	9,961
Charitable contribution carryforward	1,033	1,441
Capital loss carryforward	5,534	6,446
Other	423	248
Total gross deferred tax assets	22,286	25,357
Less: valuation allowance	(6,113)	(10,728)
Net deferred tax assets	16,173	14,629
Deferred tax liabilities:
FHLB stock dividends	(643)	(643)
Net unrealized gain on securities available for sale	(5,652)	(5,377)
Depreciation of fixed assets	(214)	(300)
Unrealized loss on CMOs	-	(752)
Deferred gain on bank-owned life insurance policies	(330)	(330)
Pension	(126)	-
Total gross deferred tax liabilities	(6,965)	(7,402)
Net deferred tax assets	$9,208	$7,227

The capital loss carryforwards expire in the fiscal years ending September 30, 2014 through September 30, 2017.  Capital loss carryforwards of $2.7 million are expected to expire in conjunction with the filing of the September 30, 2013 tax return and are not reflected in the table above. The charitable contribution carryforward expires in the fiscal year ending September 30, 2016.

The Company files a consolidated tax return that includes all subsidiaries. The Parent, the Bank and other subsidiaries calculate and record income tax liability as though they filed separate tax returns and pay or receive the calculated amount to or from the Parent in accordance with an intercompany tax allocation agreement.

As of September 30, 2013, the Company has established a valuation allowance in order to reduce the net deferred tax assets to the amount that the Company believes it is more likely than not to realize in the future. The valuation allowance represents deferred tax assets established for unrealized capital losses and realized capital loss carryforwards that the Company may not realize due to the requirement that capital losses may only be offset against capital gains and for charitable contribution carryforwards that the Company may not realize due to the limitation on contributions as a percentage of taxable income. The valuation allowance decreased by $4.6 million from September 30, 2012 to September 30, 2013 as a result of decreases in expected expiration of capital loss carryforwards, increases in unrealized capital gains and the release of valuation allowance related to charitable contribution carryforwards. The valuation allowance for charitable contribution carryforwards of $1.4 million was released during the year as a result of increases in taxable income projections and current year utilization.

The Company believes that a valuation allowance with respect to the realization of the remainder of the gross deferred tax assets is not necessary. Based on the Company’s historical taxable income, future expectations of taxable income and its character, and the reversal of gross deferred tax liabilities, management believes it is more likely than not that the Company will realize the remainder of the gross deferred tax assets existing at September 30, 2013. However, there can be no assurance that the Company will generate taxable income in any future period or that the reversal of temporary differences attributable to gross deferred tax liabilities will occur during the future tax periods as currently expected.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Retained earnings at September 30, 2013 and 2012 include approximately $13.0 million for which no provision for federal income tax has been made. This amount represents pre-October 1, 1988 allocations of earnings to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. As of September 30, 2013, the Company does not expect that this portion of retained earnings will be used in a manner that will create any additional income tax liability.

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

At September 30, 2013, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OCC.  There are no conditions or events that management believes have changed the Bank’s classification.  As a savings and loan holding company regulated by the Federal Reserve Board (the “Federal Reserve”), Franklin Financial is not currently subject to any separate regulatory capital requirements. On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.  The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table reflects the level of required capital and actual capital of the Bank at September 30, 2013 and 2012:

			Amount required to be		Amount required to be
	Actual		"adequately capitalized"		"well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2013
Tier 1 capital	$179,935	17.83%	$40,374	4.00%	$50,616	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	179,935	26.32	27,345	4.00	41,017	6.00
(to risk weighted assets)

Risk-based capital	188,495	27.57	54,690	8.00	68,362	10.00
(to risk weighted assets)

As of September 30, 2012
Tier 1 capital	$179,110	17.68%	$40,518	4.00%	$50,996	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	179,110	26.62	26,912	4.00	40,368	6.00
(to risk weighted assets)

Risk-based capital	187,538	27.87	53,824	8.00	67,280	10.00
(to risk weighted assets)

During the year ended September 30, 2013, the board of directors of the Bank declared a $15.0 million dividend that was paid to Franklin Financial on December 10, 2012. In June 2013, Franklin Financial transferred $5.9 million of bank-owned life insurance to the Bank as a contribution to its capital.

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at September 30, 2013 and 2012 (dollars in thousands):

	September 30, 2013
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Risk-based capital
GAAP capital	$182,576	$182,576	$182,576
Accumulated losses on certain available- for-sale securities	(2,960)	(2,960)	(2,960)
Pension plan	319	319	319
General allowance for loan losses	–	–	8,560
Regulatory capital – computed	$179,935	$179,935	$188,495

	September 30, 2012
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Risk-based capital
GAAP capital	$184,277	$184,277	$184,277
Accumulated gains on certain available- for-sale securities	(6,967)	(6,967)	(6,967)
Pension plan	1,800	1,800	1,800
General allowance for loan losses	–	–	8,428
Regulatory capital – computed	$179,110	$179,110	$187,538

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Pension Plan assets are held in a trust fund by the plan trustee. The trust agreement under which assets of the Pension Plan are held is a part of the Virginia Bankers Association Master Defined Benefit Pension Plan (the Plan). The Plan’s administrative trustee is appointed by the board of directors of the Virginia Bankers Association Benefits Corporation. At September 30, 2013, Reliance Trust Company was investment manager for the Plan. Contributions are made to the Pension Plan, at management’s discretion, subject to meeting minimum funding requirements, up to the maximum amount allowed under the Employee Retirement Income Security Act of 1974 (ERISA), based upon the actuarially determined amount necessary for meeting plan obligations. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned by employees in the future.

The Company uses a September 30 measurement date for the Pension Plan.

Obligations and Funded Status

The following table summarizes the projected benefit obligation, fair value of plan assets, and funded status as of September 30, 2013 and 2012:

(Dollars in thousands)	2013	2012
Change in benefit obligation:
Projected benefit obligation at beginning of year	$15,740	$14,329
Service cost	422	602
Interest cost	615	664
Actuarial (gain) loss	(1,049)	876
Benefits paid	(575)	(564)
Prior service cost due to amendment	-	(167)
Projected benefit obligation at end of year	$15,153	$15,740

(Dollars in thousands)	2013	2012
Change in plan assets:
Fair value of plan assets at beginning of year	$13,893	$11,940
Actual return on plan assets	2,166	2,517
Benefits paid	(575)	(564)
Fair value of plan assets at end of year	$15,484	$13,893
Funded status	$331	$(1,847)

(Dollars in thousands)	2013	2012
Amounts recognized as prepaid expenses and other assets
or (accrued expenses and other liabilities)	$331	$(1,847)

(Dollars in thousands)	2013	2012
Amounts recognized in accumulated other comprehensive
income, net of income taxes
Net loss	$667	$3,070
Prior service cost	(152)	(167)
Deferred income taxes	(196)	(1,103)
Total recognized in accumulated other comprehensive income	$319	$1,800

The plan had accumulated benefit obligations of $13.8 million and $14.3 million as of September 30, 2013 and 2012, respectively.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Components of Net Periodic Benefit Cost

Components of net periodic benefit cost for the years ended September 30, 2013, 2012, and 2011 are as follows:

(Dollars in thousands)	2013	2012	2011
Service cost	$422	$602	$571
Interest cost	615	664	647
Expected return on plan assets	(947)	(811)	(869)
Amortization of prior service cost	(15)	-	-
Recognized net actuarial loss	135	230	65
Net periodic benefit cost	$210	$685	$414

The net periodic benefit cost is included in personnel expense in the consolidated statements of earnings.

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended September 30, 2013, 2012 and 2011 are as follows:

(Dollars in thousands)	2013	2012	2011
Net (gain)/loss	$(2,403)	$(1,059)	$2,062
Prior service cost	-	(168)	-
Amortization of prior service cost	15	-	-
Total recognized in other comprehensive income	$(2,388)	$(1,227)	$2,062

The Company expects to recognize $15,000 related to prior service cost as components of net periodic benefit cost during the fiscal year ending September 30, 2014. No net actuarial gain or loss is expected for the fiscal year ending September 30, 2014.

Assumptions

Weighted average assumptions used to determine the benefit obligation as of September 30, 2013 and 2012 are as follows:

	2013	2012
Discount rate	4.75%	4.00%
Rate of compensation increase	3.00	3.00

Weighted average assumptions used to determine the net periodic benefit cost for the years ended September 30, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Discount rate	4.00%	4.75%	5.25%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase	3.00	4.00	4.00

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plan Assets

The fair values of the Company's pension plan assets at September 30, 2013, by asset category, are as follows:

		Quoted	Significant	Significant
		Market	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Mutual funds – fixed income	$3,753	$3,753	$-	$-
Mutual funds – equity
Large cap equity funds	3,054	3,054	-	-
Mid-cap equity funds	2,004	2,004	-	-
Small-cap equity funds	841	841	-	-
International equity funds	2,829	2,829	-	-
Diversified equity funds	2,955	2,955	-	-
Cash and cash equivalents	48	48	-	-
Total	$15,484	$15,484	$-	$-

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

The Pension Plan’s weighted average asset allocations by asset category at September 30, 2013 and 2012 are as follows:

	2013	2012
Asset category:
Mutual funds – fixed income	24%	22%
Mutual funds – equity	76	78
Total	100%	100%

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

Contributions for Fiscal Year 2014

Contributions may be made to the Plan, at management’s discretion subject to meeting minimum funding requirements, up to the maximum tax-deductible amount allowable for the Plan. The Company does not intend to make a contribution during fiscal 2014.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Estimated Future Benefit Payments

The following schedule summarizes benefit payments, which reflect expected future service, as appropriate, that are expected to be paid at September 30, 2013 (dollars in thousands):

Year ending September 30,
2014	$794
2015	839
2016	824
2017	901
2018	882
2019 through 2023	4,859

401(k) Defined Contribution Plan

The Bank has a 401(k) defined contribution plan, which covers substantially all of the employees of the Bank. Employees may contribute up to the statutory limit into the plan. The Bank matches 25% of the first 6% of the employee’s contribution. The plan also allows for a discretionary contribution to be made by the Bank. Employer matching contributions included in expense were $52,000, $48,000 and $53,000 for the years ended September 30, 2013, 2012, and 2011, respectively.

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

Compensation cost related to the ESOP for the years ended September 30, 2013, 2012 and 2011 was $1.0 million, $878,000 and $426,000, respectively, with a related tax benefit of $217,000, $243,000 and $137,000, respectively.  The fair value of the unallocated ESOP shares, using the closing quoted market price per share of the Company’s stock, was $18.7 million and $17.8 million at September 30, 2013 and 2012, respectively.  A summary of the ESOP share allocation as of September 30, 2013 and 2012 is as follows:

	2013	2012
Allocated shares – beginning of year	100,041	35,987
Shares allocated during the year	57,171	64,054
Shares distributed during the year	(1,437)	-
Allocated shares – end of year	155,775	100,041
Unallocated shares	987,015	1,044,186
Total ESOP shares	1,142,790	1,144,227

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Shares of common stock issued under the 2012 Equity Incentive Plan may be authorized unissued shares or, in the case of restricted stock awards, may be shares repurchased on the open market. As of September 30, 2013, the Company, through an independent trustee, had repurchased all 572,114 shares on the open market for $9.2 million, or an average cost of $16.02 per share.

The table below presents stock option activity for the years ended September 30, 2013 and 2012:

		Weighted-	Remaining	Aggregate
		average	contractual life	intrinsic
(Dollars in thousands, except per share amounts)	Options	exercise price	(years)	value
Options outstanding at September 30, 2011	-	N/A	N/A	N/A
Granted	1,152,000	$13.42	10.00	$-
Exercised	-	-
Forfeited	(37,000)	13.42
Expired	-	-
Options outstanding at September 30, 2012	1,115,000	13.42	9.50	$4,059
Granted	-	-
Exercised	(7,400)	13.42
Forfeited	-	-
Expired	-	-
Options outstanding at September 30, 2013	1,107,600	$13.42	8.50	$6,136
Options exercisable at September 30, 2013	215,600	$13.42	8.50	$1,194

Expected volatility – Based on the historical volatility of the Company’s stock.

Risk-free interest rate – Based on the U.S. Treasury yield curve and the expected life of the options at the time of grant.

Expected dividends – The Company has not declared a dividend, other than a special dividend paid during fiscal 2013, and therefore no dividends are assumed.

Expected life – Based on a weighted-average of the five-year vesting period and the 10-year contractual term of the stock option plan.

Grant price for the stock options – Based on the closing price of the Company’s stock on the grant date.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The fair value of the Company’s stock option grants in 2012 was determined using the Black-Scholes option pricing formula, which resulted in a fair value of $3.76 per option.  The following assumptions were used in the formula:

Expected volatility	24.39%
Risk-free interest rate	1.43%
Expected dividends	0.00%
Expected life (in years)	6.5
Grant price for the stock options	$13.42

At September 30, 2013, the Company had $2.8 million of unrecognized compensation expense related to 1,072,544 stock options vested or expected to vest.  The period over which compensation cost related to non-vested awards is expected to be recognized was 3.50 years at September 30, 2013. As of September 30, 2013, 215,600 shares were vested and outstanding.  The table below presents information about stock options vested or expected to vest over the remaining vesting period at September 30, 2013:

(Dollars in thousands, except per share amounts)
Options expected to vest at period end	1,072,544
Weighted-average exercise price	$13.42
Remaining contractual life (years)	8.50
Aggregate intrinsic value	$5,942

The table below presents restricted stock award activity for the years ended September 30, 2013 and 2012:

		Weighted-
	Restricted	average grant
	stock awards	date fair value
Non-vested at September 30, 2011	-	N/A
Granted	464,500	$13.42
Vested	-	-
Forfeited	(15,000)	13.42
Non-vested at September 30, 2012	449,500	13.42
Granted	-	-
Vested	(89,900)	13.42
Forfeited	-	-
Non-vested at September 30, 2013	359,600	$13.42

At September 30, 2013, unrecognized compensation expense adjusted for expected forfeitures was $2.4 million related to 345,447 shares of restricted stock expected to vest over the remaining vesting period.  The weighted-average period over which compensation cost related to non-vested awards is expected to be recognized was 3.50 years at September 30, 2013.

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock options and restricted stock issued and outstanding as of September 30, 2013 that will be recognized in future periods is as follows:

		Restricted
(Dollars in thousands)	Stock Options	Stock	Total
For the year ending September 30, 2014	$812	$1,195	$2,007
For the year ending September 30, 2015	812	703	1,515
For the year ending September 30, 2016	812	365	1,177
For the six months ending March 31, 2017	399	110	509
Total	$2,835	$2,373	$5,208

Share-based compensation related to stock options and restricted stock recognized for the years ended September 30, 2013 and 2012 was $3.1 million and $1.6 million, respectively, and the related income tax benefit was $1.2 million and $622,000, respectively.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Deferred Compensation Plans

On April 17, 2001, February 21, 2006, February 19, 2008 and September 16, 2009, the board of directors of the Bank approved, respectively, the 2001 Deferred Compensation Plan for Directors and Senior Officers of Franklin Federal Savings Bank, the 2006 Deferred Compensation Plan for Directors and Senior Officers of Franklin Federal Savings Bank, the 2008 Deferred Compensation Plan for Directors and Senior Officers of Franklin Federal Savings Bank and the 2009 Deferred Compensation Plan for Directors and Senior Officers of Franklin Federal Savings Bank (the Deferred Compensation Plans), which became effective on April 1, 2001, October 1, 2005, October 1, 2007 and October 1, 2009, respectively.  In connection with the conversion completed on April 27, 2011 (see note 2), the Deferred Compensation Plans were frozen and participants vesting was accelerated to September 30, 2011.  Participants were given the opportunity to transfer their account balances to a new stock-based deferral plan (see below) and invest in Franklin Financial stock.  Account balances not transferred earn interest at the Bank’s interest rate on seven-year certificates of deposit.  Prior to the conversion, the Deferred Compensation Plans provided an unfunded deferred compensation arrangement that was modeled after the compensation incentives for directors and senior officers of converted publicly traded stock thrift corporations regulated by the Office of Thrift Supervision. Each participant’s account was credited with an initial earned award that increased or decreased annually based on the financial performance of the Bank. Under the terms of the Deferred Compensation Plans, the awards vested over four and one-half to five years and become 100% vested immediately upon a participant’s death, disability, or retirement at normal retirement age or the occurrence of specified corporate events. Accrued benefits under the Deferred Compensation Plans were $641,000 and $630,000 at September 30, 2013 and 2012, respectively, and are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Deferred compensation expense was $11,000 for 2013, $14,000 for 2012, and $949,000 for 2011 and is included in personnel expense in the accompanying consolidated income statements.

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

Note 15.     Stock Repurchase Programs

On September 12, 2012, the board of directors approved a second stock repurchase program whereby the Company was authorized to repurchase up to 5%, or 679,385 shares, of its outstanding common stock upon completion of the initial share repurchase program. During the year ended September 30, 2012, the Company repurchased 245,559 shares of its outstanding common stock under this program for $4.2 million, or an average price of $17.09 per share. During the year ended September 30, 2013, the Company repurchased 433,826 shares of its outstanding common stock under this second program for $7.4 million, or an average price of $16.94 per share, completing this program.

On November 15, 2012, the board of directors approved a third stock repurchase program whereby the Company was authorized to repurchase up to 645,415 shares, or approximately 5% of its common stock that was outstanding upon completion of the second stock repurchase program. During the year ended September 30, 2013, the Company repurchased 645,415 shares of its outstanding common stock under this third program for $11.6 million, or an average price of $18.04 per share, completing this program.

On August 29, 2013, the board of directors approved a fourth stock repurchase program whereby the Company was authorized to repurchase up to 612,530 shares, or approximately 5% of its common stock that was outstanding upon completion of the third stock repurchase program. During the year ended September 30, 2013, the Company made no repurchases under this fourth program.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 16.   Lease Commitments

The Company leases certain real property under long-term operating lease agreements. The following schedule summarizes future minimum lease payments under these operating leases at September 30, 2013 (dollars in thousands):

Year ending September 30,
2014	$66
2015	38
2016	-
2017	-
2018	-
Thereafter	-
$104

Rental expense under operating leases was $121,000, $138,000, and $133,000 in 2013, 2012, and 2011, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since some commitments may expire without being funded, the commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $101.1 million and $104.9 million at September 30, 2013 and 2012, respectively.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk and recourse provisions involved in issuing letters of credit are essentially the same as those involved in extending loans to customers. The Company has recorded a liability for the estimated fair value of these letters of credit in the amount of $21,000 and $18,000 at September 30, 2013 and 2012, respectively, which is included in accrued expenses and other liabilities. The amount of standby letters of credit was $1.5 million and $799,000 at September 30, 2013 and 2012, respectively.  The Company believes that the likelihood of having to perform on standby letters of credit is remote based on the financial condition of the guarantors and the Company's historical experience.

Since the formation of the joint venture with TowneBank Mortgage in fiscal 2013, the Company discontinued making loans held for sale. At September 30, 2013, the Company had no rate lock commitments to originate mortgage loans and no mortgage loans held for sale compared to $691,000 and $1.5 million, respectively, at September 30, 2012. At September 30, 2012, the Company had corresponding commitments outstanding of $2.1 million to sell loans on a best-efforts basis. These commitments to sell loans are designed to eliminate the Company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). A financial asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

⋅	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

⋅
Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

⋅
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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Securities held to maturity: Securities held-to-maturity are recorded at fair value on a non-recurring basis. A held-to-maturity security’s amortized cost is adjusted only in the event that a decline in fair value is deemed to be other-than-temporary. At September 30, 2013, certain held-to-maturity securities were deemed to be other-than-temporarily impaired. These securities are classified as Level 3 securities and were written down to fair value at the balance sheet date determined by discounting estimated future cash flows. Management believes that classification and valuation of these securities, consisting of non-agency collateralized mortgage obligations, as Level 3 assets was necessary as the market for such securities severely contracted beginning in 2008 and became and has remained inactive since that time. While the market for highly-rated non-agency collateralized mortgage obligations with low delinquency levels and high subordination saw significant price improvement beginning in the second half of fiscal 2010, the market for securities similar to those recognized as other-than-temporarily impaired, which had low ratings, high delinquency levels, and low subordination levels, remained inactive. As a result, management does not believe that quoted prices on similar assets were representative of fair value as there were few transactions, and transactions were often executed at distressed prices. Management estimates and discounts future cash flows based on a combination of observable and unobservable inputs, including a security’s subordination percentage, projected delinquency rates, and estimated loss severity given default. These estimates are discounted using observable current market rates for securities with similar credit quality.

Loans held for sale: The fair value of loans held for sale is determined using quoted secondary-market prices. If the fair value of a loan is below its carrying value, a lower-of-cost-or-market adjustment is made to reduce the basis of the loan. If fair value exceeds carrying value, no adjustment is made. As such, the Company classifies loans held for sale as Level 2 assets and makes fair value adjustments on a non-recurring basis. Since the formation of the joint venture with TowneBank Mortgage, the Company no longer makes single-family, owner-occupied residential mortgage loans.

Impaired loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and, if necessary, a specific allowance for loan losses is established. Loans for which it is probable that payment of principal and interest will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management writes the loan down to net realizable value either through a specific allowance or a charge-off, which, for “collateral dependent” impaired loans, is equal to fair value of the collateral less estimated costs to sell, if the loan balance exceeds net realizable value. For loans deemed to be “collateral dependent,” fair value is estimated using the appraised value of the related collateral. At the time the loan is identified as impaired, the Company determines if an updated appraisal is needed and orders an appraisal if necessary. Subsequent to the initial measurement of impairment, management considers the need to order updated appraisals each quarter if changes in market conditions lead management to believe that the value of the collateral may have changed materially. Impaired loans where net realizable value is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or an appraised value less than one year old that is based upon information gathered from an active market, the Company classifies the impaired loan as a Level 2 asset. When an appraised value is not available, is greater than one year old, or if management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the impaired loan as a Level 3 asset. Additionally, if the fair value of an impaired loan is determined using an appraisal less than one year old that utilizes information gathered from an inactive market or contains material adjustments based upon unobservable market data, the Company classifies the impaired loan as a Level 3 asset.

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Assets measured at fair value on a recurring basis as of September 30, 2013 and 2012 are summarized below:

	September 30, 2013				September 30, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Securities available for sale
States and political subdivisions	$5,561	$-	$5,561	$-	$13,125	$-	$11,585	$1,540
Agency mortgage-backed securities	112,429	-	112,429	-	81,780	-	81,780	-
Agency collateralized mortgage obligations	80,069	-	80,069	-	166,601	-	166,601	-
Corporate equity securities	21,042	21,042	-	-	14,796	14,796	-	-
Corporate debt securities	85,897	-	81,385	4,512	117,877	-	112,984	4,893
Total assets at fair value	$304,998	$21,042	$279,444	$4,512	$394,179	$14,796	$372,950	$6,433

A rollforward of securities classified as Level 3 measured at fair value on a recurring basis from the prior year end is as follows (dollars in thousands):

	2013	2012
Balance of Level 3 assets measured on a recurring basis at beginning of year	$6,433	$6,685
Principal payments in year	(207)	(369)
Sales of securities in year	(1,496)	-
Amortization of premiums or discounts	(26)	(27)
Other-than-temporary impairment charges included in noninterest income	(44)	(730)
Net change in unrealized gains or losses included in accumulated other comprehensive income	(148)	874
Balance of Level 3 assets measured on a recurring basis at end of year	$4,512	$6,433

Level 3 securities measured at fair value on a recurring basis at September 30, 2013 consist of one corporate debt security for which the Company was not able to obtain dealer quotes due to lack of trading activity. For this security the Company obtained a bid indication from a third-party trading desk to determine the fair value.

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

Assets measured at fair value on a non-recurring basis as of September 30, 2013 and 2012 are included in the table below:

	September 30, 2013				September 30, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Non-agency collateralized mortgage obligations	$7	$-	$-	$7	$602	$-	$-	$602
Impaired loans
One- to four-family	3,633	-	-	3,633	903	-	-	903
Multi-family	12,570	-	-	12,570	-	-	-	-
Land and land development	12,681	-	-	12,681	9,116	-	-	9,116
Other real estate owned	2,083	-	-	2,083	6,340	-	747	5,593
Total assets at fair value	$30,974	$-	$-	$30,974	$16,961	$-	$747	$16,214

In estimating the fair value of non-agency collateralized mortgage obligations (“CMOs”), the Company performs a discounted cash flow analysis that uses certain unobservable inputs, including delinquency and loss severity rates for the collateral underlying each security, cash flow estimates obtained from a third-party service, and the discount rate applied.  Since there is no readily-available discount rate for each individual security, the Company begins with the rate of a seven-year corporate bond (which management believes mirrors the expected remaining life of these securities) with a credit rating of B as of the balance sheet date.  The Company applies this rate as the discount rate on non-agency CMOs rated as “investment grade” by the major rating agencies and applies multiples of this rate to non-agency CMO’s of lower credit quality.  For the year ended September 30, 2013, due to improvements seen in the economy, the Company decreased the multiple applied to securities not rated “investment grade” by 25% from the multiple used at September 30, 2012. At September 30, 2013, for securities rated one level below investment grade, the Company applies this rate times a factor of 1.5; for securities rated two levels below investment grade, the Company applies this rates times a factor of 2.25; and for securities rate three or more levels below investment grade, the Company applies this rate times a factor of 3.0.  The following table provides information about unobservable inputs used in the valuation of non-agency CMOs at September 30, 2013:

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Range	Weighted Average
Delinquency rate	0.00% - 74.35%	14.40%
Loss severity	0.37% - 78.29%	42.25%
Discount rate	6.12% - 18.36%	14.49%

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

Deposits: The carrying values of regular checking, money market savings, and money market checking accounts are, by definition, equal to the fair value. The fair value of fixed-maturity certificates of deposit is determined by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The estimated fair values of the Company’s financial instruments at September 30, 2013 and September 30, 2012 are as follows:

	September 30, 2013
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$98,914	$98,914	$98,914	$98,914	$-	$-	$-	$-
Securities available for sale	304,998	304,998	21,042	21,042	279,444	279,444	4,512	4,512
Securities held to maturity	70,249	72,747	-	-	62,416	63,116	7,833	9,631
Net loans	511,183	522,494	-	-	-	-	511,183	522,494
FHLB stock	9,328	9,328	9,328	9,328	-	-	-	-
Accrued interest receivable	4,081	4,081	4,081	4,081	-	-	-	-

Financial liabilities:
Deposits	646,838	650,508	-	-	646,838	650,508	-	-
FHLB borrowings	163,485	183,868	-	-	163,485	183,868	-	-
Accrued interest payable	852	852	852	852	-	-	-	-
Advance payments by borrowers for taxes and insurance	2,769	2,769	2,769	2,769	-	-	-	-

Off-balance-sheet financial instruments:
Commitments to extend credit	-	-	-	-	-	-	-	-
Standby letters of credit	-	21	-	-	-	-	-	21

	September 30, 2012
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$119,879	$119,879	$119,879	$119,879	$-	$-	$-	$-
Securities available for sale	394,179	394,179	14,796	14,796	372,950	372,950	6,433	6,433
Securities held to maturity	20,372	20,755	-	-	9,793	10,581	10,579	10,174
Net loans	450,465	469,359	-	-	-	-	450,465	469,359
Loans held for sale	1,458	1,458	-	-	1,458	1,458	-	-
FHLB stock	10,082	10,082	10,082	10,082	-	-	-	-
Accrued interest receivable	4,448	4,448	4,448	4,448	-	-	-	-

Financial liabilities:
Deposits	640,304	647,640	-	-	640,304	647,640	-	-
FHLB borrowings	172,204	213,040	-	-	172,204	213,040	-	-
Accrued interest payable	912	912	912	912	-	-	-	-
Advance payments by borrowers for taxes and insurance	2,325	2,325	2,325	2,325	-	-	-	-

Off-balance-sheet financial instruments:
Commitments to extend credit	-	-	-	-	-	-	-	-
Standby letters of credit	-	18	-	-	-	-	-	18

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 20.     Parent Company Only Financial Statements

Franklin Financial Corporation
(Parent Company Only)

Balance Sheets
September 30, 2013 and 2012

(Dollars in thousands)	2013	2012
Assets
Cash and cash equivalents:
Interest-bearing deposits in other banks	$806	$2,989
Money market investments	3,186	14,507
Total cash and cash equivalents	3,992	17,496

Securities available for sale	21,042	14,796

Loans, net of deferred loan fees	21,644	14,899
Less allowance for loan losses	–	428
Net loans	21,644	14,471

ESOP loan receivable	10,570	10,927
Accrued interest receivable on ESOP loan	395	423
Investment in the Bank	182,576	184,277
Cash surrender value of bank-owned life insurance	–	5,793
Deferred income taxes	1,243	958
Income taxes currently receivable	–	247
Prepaid expenses and other assets	44	79
Total assets	$241,506	$249,467

Liabilities and Stockholders’ Equity:
Liabilities:
Income taxes currently payable	$103	$–
Accrued expenses and other liabilities	9	–
Total liabilities	112	–
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.01 par value: 75,000,000 shares authorized; 12,250,625 and 13,342,138 shares issued and outstanding, respectively	123	133
Additional paid-in capital	112,516	129,391
Unearned ESOP shares	(9,870)	(10,442)
Unearned equity incentive plan shares	(7,725)	(7,411)
Undistributed stock-based deferral plan shares	(2,646)	(2,533)
Retained earnings	136,255	132,251
Accumulated other comprehensive income	12,741	8,078
Total stockholders’ equity	241,394	249,467
Total liabilities and stockholders’ equity	$241,506	$249,467

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Franklin Financial Corporation
(Parent Company Only)

Statements of Income
Years Ended September 30, 2013, 2012, and 2011

(Dollars in thousands)	2013	2012	2011
Interest and dividend income:
Interest and fees on loans	$943	$26	$–
Interest on deposits in other banks	31	13	5
Interest on money market investments	–	1	–
Interest and dividends on securities	362	501	303
Interest on ESOP loan	533	555	245
Total interest and dividend income	1,869	1,096	553

Interest expense:
Interest on borrowings	–	–	164
Total interest expense	–	–	164
Net interest income	1,869	1,096	389
(Credit) provision for loan losses	(428)	230	–
Net interest income after (credit) provision for loan losses	2,297	866	389

Noninterest income (expense):
Other service charges and fees	7	–	–
Gains on sales of securities, net	351	143	23
Net impairment of securities reflected in earnings	–	(3,417)	(1,123)
Increase in cash surrender value of bank-owned life insurance	175	244	243
Other operating income	3	–	28
Total noninterest income (expense)	536	(3,030)	(829)

Other noninterest expenses:
Charitable contributions to The Franklin Federal Foundation	–	–	5,555
Other operating expenses	728	558	652
Total other noninterest expenses	728	558	6,207
Income (loss) before equity in undistributed net income
of the Bank and provision for income taxes	2,105	(2,722)	(6,647)

Equity in undistributed net income of the Bank	7,058	9,325	6,316
Income (loss) before (benefit) provision for income taxes	9,163	6,603	(331)
(Benefit) provision for income taxes	(183)	122	(1,762)
Net income	$9,346	$6,481	$1,431

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Franklin Financial Corporation and Predecessors
(Parent Company Only)

Statements of Cash Flows
Years Ended September 30, 2013, 2012, and 2011

(Dollars in thousands)	2013	2012	2011
Cash Flows From Operating Activities
Net income	$9,346	$6,481	$1,431
Adjustments to reconcile net income to net cash and cash
equivalents provided (used) by operating activities:
(Credit) provision for loan losses	(428)	230	–
Gain on sales of securities available for sale, net	(351)	(108)	(23)
Impairment charge on securities	–	3,417	1,123
Net amortization on securities	–	(35)	–
Equity in undistributed income of the Bank	(7,058)	(9,325)	(6,316)
Charitable contribution of stock to The Franklin Federal Foundation	–	–	4,166
Deferred income taxes	(285)	362	(1,326)
Changes in assets and liabilities:
Accrued interest receivable on ESOP loan	28	(178)	(245)
Cash surrender value of bank-owned life insurance	(175)	(245)	(242)
Income taxes currently receivable/payable	350	189	(197)
Prepaid expenses and other assets	35	(47)	832
Accrued expenses and other liabilities	9	–	(14)
Net cash and cash equivalents provided (used) by operating activities	1,471	741	(811)
Cash Flows From Investing Activities
Proceeds from sales of securities available for sale	1,417	18,860	4,211
Purchases of securities available for sale	(122)	(5,284)	(10,201)
Net increase in loans	(6,745)	(14,701)	–
Stock purchased for ESOP	–	–	(11,442)
Repayment of ESOP loan receivable	357	515	–
Dividends received from the Bank	15,000	–	–
Capital contribution to the Bank	–	–	(68,130)
Net cash and cash equivalents provided (used) by investing activities	9,907	(610)	(85,562)
Cash Flows From Financing Activities
Proceeds from the issuance of common stock, net of issuance costs	28	–	136,261
Proceeds from the exercise of stock options	99
Proceeds from the vesting of restricted stock	1,440
Repurchase of common stock	(19,353)	(15,375)	–
Repurchase of common stock for equity incentive plan	(1,754)	(7,411)	–
Cash dividends paid to common stockholders	(5,342)
Net borrowings on loan from the Bank	–	–	(10,000)
Net cash and cash equivalents (used) provided by financing activities	(24,882)	(22,786)	126,261
Net (decrease) increase in cash and cash equivalents	(13,504)	(22,655)	39,888
Cash and cash equivalents at beginning of year	17,496	40,151	263
Cash and cash equivalents at end of year	$3,992	$17,496	$40,151

Supplemental schedule of noncash investing activities
Contribution of bank-owned life insurance to the Bank	$5,968	$–	$–

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

(Amounts in thousands, except per share data)	2013	2012	2011
Numerator:
Net income available to common stockholders	$9,346	$6,481	$1,431
Denominator:
Weighted-average common shares outstanding	11,746	13,025	13,177
Effect of dilutive securities	180	19	-
Weighted-average common shares outstanding - assuming dilution	11,926	13,044	13,177
Basic earnings per common share(1)	$0.80	$0.50	$0.11
Diluted earnings per common share(1)	$0.78	$0.50	$0.11
_____________
(1)Weighted-average shares used in the calculation of basic and diluted earnings per share for fiscal 2011 were calculated from April 27, 2011 to September 30, 2011.

Note 22.     Unaudited Interim Financial Information

The unaudited statements of income for each of the quarters during the fiscal years ended September 30, 2013 and 2012 are summarized below:

	Three months ended
(Dollars in thousands, except per share data)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Interest and dividend income	$10,091	$9,787	$9,914	$9,998
Interest expense	3,463	3,505	3,523	3,643
Net interest income	6,628	6,282	6,391	6,355
Provision (credit) for loan losses	(7)	171	126	235
Net interest income after provision (credit) for loan losses	6,635	6,111	6,265	6,120
Noninterest income	910	789	2,455	1,789
Noninterest expenses	4,621	4,598	4,713	4,593
Net income before provision for income taxes	2,924	2,302	4,007	3,316
Provision for income taxes	264	640	1,292	1,007
Net income	$2,660	$1,662	$2,715	$2,309

Basic net income per common share	$0.23	$0.14	$0.23	$0.19
Diluted net income per common share	$0.23	$0.14	$0.23	$0.19

	Three months ended
(Dollars in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Interest and dividend income	$10,422	$10,698	$11,017	$11,437
Interest expense	3,768	3,989	4,231	4,381
Net interest income	6,654	6,709	6,786	7,056
Provision (credit) for loan losses	(607)	(390)	(298)	146
Net interest income after provision (credit) for loan losses	7,261	7,099	7,084	6,910
Noninterest income (expense)	1,328	(1,341)	188	(243)
Noninterest expenses	4,833	5,065	3,612	3,554
Net income before provision for income taxes	3,756	693	3,660	3,113
Provision for income taxes	1,204	1,047	1,152	1,337
Net income (loss)	$2,552	$(354)	$2,508	$1,776

Basic net income (loss) per common share	$0.20	$(0.03)	$0.19	$0.13
Diluted net income (loss) per common share	$0.20	$(0.03)	$0.19	$0.13

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Three months ended
(Dollars in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Interest and dividend income	$11,497	$11,746	$11,162	$11,529
Interest expense	4,541	4,838	4,938	5,081
Net interest income	6,956	6,908	6,224	6,448
Provision for loan losses	1,207	1,825	290	422
Net interest income after provision for loan losses	5,749	5,083	5,934	6,026
Noninterest income (expense)	131	(736)	566	366
Noninterest expenses	3,852	9,466	4,168	3,450
Net income (loss) before provision for income taxes	2,028	(5,119)	2,332	2,942
Income tax expense (benefit)	1,092	(1,844)	597	907
Net income (loss)	$936	$(3,275)	$1,735	$2,035

Basic net income (loss) per common share(1)	$0.07	$(0.25)	N/A	N/A
Diluted net income (loss) per common share(1)	$0.07	$(0.25)	N/A	N/A
______________________________________________________________________
(1)   Weighted-average shares used in the calculation of basic and diluted earnings per share for fiscal 2011 were calculated from April 27, 2011 to September 30, 2011.

Note 23.     Subsequent Events

Equity Incentive Plan

On October 4, 2013 the Company granted 315,200 stock options and 122,500 restricted stock awards to directors and officers under the 2012 Equity Incentive Plan. The stock options and restricted stock are contingent upon meeting service conditions and vest ratably over five years. The stock options are exercisable at $18.40 per share.

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

No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on our assessment, we believe that, as of September 30, 2013, internal control over financial reporting was effective based on those criteria.

McGladrey LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended September 30, 2013, and the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013, as stated in their reports, which are included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Franklin Financial Corporation and Subsidiaries

We have audited Franklin Financial Corporation and Subsidiaries’ internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Franklin Financial Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Franklin Financial Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Franklin Financial Corporation and Subsidiaries as of September 30, 2013 and 2012, and the related consolidated income statements, and statements of comprehensive income, changes in stockholders’ equity and cash flows, for each of the three years in the period ended September 30, 2013 and our report dated December 19, 2013 expressed an unqualified opinion.

/s/McGladrey LLP

Richmond, VA
December 19, 2013

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Company is contained in the Company’s 2014 Proxy Statement under the caption, “Election of Directors”, and is incorporated herein by reference.  The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained in the 2014 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.  Information with respect to the Company’s Audit Committee is contained in the Company’s 2014 Proxy Statement under the caption “Corporate Governance and Board Matters,” and is incorporated herein by reference.

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

Richard T. Wheeler, Jr. is Chairman, President and Chief Executive Officer of Franklin Financial Corporation and Franklin Federal. Mr. Wheeler joined Franklin Federal in 1992. Age 67. Director since 1992.

Donald F. Marker is Vice President, Chief Financial Officer and Secretary/Treasurer of Franklin Financial Corporation and Executive Vice President, Chief Financial Officer and Secretary/Treasurer of Franklin Federal. Mr. Marker joined Franklin Federal in 1989. Age 52.

Steven R. Lohr is Vice President of Franklin Financial Corporation and Executive Vice President of Franklin Federal. Mr. Lohr joined Franklin Federal in 1998. Age 64.

Barry R. Shenton is Vice President of Franklin Financial Corporation and Executive Vice President of Franklin Federal. Mr. Shenton joined Franklin Federal in 1999. Age 65.

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

Information regarding executive and director compensation is set forth under the captions “Executive Compensation,” “Directors’ Compensation,” “Compensation Committee Report,” and “Compensation Discussion and Analysis” in the 2014 Proxy Statement, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of September 30, 2013 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
	(A)	(B)	(C)
Equity compensation plans approved by security holders:
2012 Equity Incentive Plan	1,107,600	$13.42	437,898
Equity compensation plans not approved by security holders	-	-	-
Total	1,107,600	$13.42	437,898

Information regarding security interest of certain beneficial owners and management is set forth under the caption “Stock Ownership” in the 2014 Proxy Statement, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under “Transactions with Related Persons” in the 2014 Proxy Statement, and is incorporated herein by reference.  Information on director independence is set forth under “Director Independence” section in the 2014 Proxy Statement, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal auditor fees and services is set forth under “Audit-Related Matters” in the 2014 Proxy Statement, and is incorporated herein by reference.

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
10.5
Second and Third Amendments, dated October 1, 2013 and October 29, 2013, respectively, to the Employment Agreements by and between both Franklin Financial Corporation and Franklin Federal Savings Bank and Richard T. Wheeler, Jr.

10.6	Employment Agreement, dated June 1, 2011, by and between Franklin Financial Corporation and Donald F. Marker (4)
10.7	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Financial Corporation and Donald F. Marker(5)
10.8	Employment Agreement, dated June 1, 2011, by and between Franklin Federal Savings Bank and Donald F. Marker (4)
10.9	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Federal Savings Bank and Donald F. Marker(5)
10.10
Second and Third Amendments, dated October 1, 2013 and October 29, 2013, respectively, to the Employment Agreements by and between both Franklin Financial Corporation and Franklin Federal Savings Bank and Donald F. Marker

10.11	Employment Agreement, dated June 1, 2011, by and between Franklin Financial Corporation and Steven R. Lohr (4)
10.12	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Financial Corporation and Steven R. Lohr(5)
10.13	Employment Agreement, dated June 1, 2011, by and between Franklin Federal Savings Bank and Steven R. Lohr (4)
10.14	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Federal Savings Bank and Steven R. Lohr(5)
10.15
Second and Third Amendments, dated October 1, 2013 and October 29, 2013, respectively, to the Employment Agreements by and between both Franklin Financial Corporation and Franklin Federal Savings Bank and Steven R. Lohr

10.16	Employment Agreement, dated June 1, 2011, by and between Franklin Financial Corporation and Barry R. Shenton (4)
10.17	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Financial Corporation and Barry R. Shenton(5)
10.18	Employment Agreement, dated June 1, 2011, by and between Franklin Federal Savings Bank and Barry R. Shenton (4)
10.19	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Federal Savings Bank and Barry R. Shenton(5)
10.20
Second and Third Amendments, dated October 1, 2013 and October 29, 2013, respectively, to the Employment Agreements by and between both Franklin Financial Corporation and Franklin Federal Savings Bank and Barry R. Shenton

10.21	Supplemental Retirement Plan Agreement between Franklin Federal Savings Bank and Richard T. Wheeler, Jr. (6)
10.22	Form of Franklin Financial Corporation Stock-Based Deferral Plan (7)
10.23	Franklin Financial Corporation 2012 Equity Incentive Plan (8)
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101
The following materials from the Franklin Financial Corporation Annual Report on Form 10-K for the year ended September 30, 2013 are formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

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

FRANKLIN FINANCIAL CORPORATION
Registrant

December 19, 2013	By:	/s/ Richard T. Wheeler, Jr.
Richard T. Wheeler, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

/s/ Richard T. Wheeler, Jr.	Chairman, President, and Chief Executive Officer	December 19, 2013
Richard T. Wheeler, Jr.	(Principle Executive Officer)

/s/ Donald F. Marker	Vice President, Chief Financial Officer and	December 19, 2013
Donald F. Marker	Secretary/Treasurer (Principal Financial and Accounting Officer)

/s/ Hugh T. Harrison II	Director	December 19, 2013
Hugh T. Harrison II

/s/ Warren A. Mackey	Director	December 19, 2013
Warren A. Mackey

/s/ L. Gerald Roach	Director	December 19, 2013
L. Gerald Roach

/s/ Elizabeth W. Robertson	Director	December 19, 2013
Elizabeth W. Robertson

/s/ George L. Scott	Director	December 19, 2013
George L. Scott

/s/ Richard W. Wiltshire, Jr.	Director	December 19, 2013
Richard W. Wiltshire, Jr.

/s/ Percy Wootton	Director	December 19, 2013
Percy Wootton

