Form 10-Q
period 2013-12-31
Franklin Financial Corp
filed 2014-02-07
CIK 1505823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated Filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

12,075,425 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at February 3, 2014.

Franklin Financial Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)	December 31, 2013	September 30, 2013
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$11,808	$28,005
Interest-bearing deposits in other banks	59,651	67,724
Money market investments	3,590	3,185
Total cash and cash equivalents	75,049	98,914

Securities available for sale	275,528	304,998
Securities held to maturity	104,737	70,249

Loans, net of deferred loan fees	546,843	520,923
Less allowance for loan losses	10,464	9,740
Net loans	536,379	511,183

Federal Home Loan Bank stock	9,328	9,328
Office properties and equipment, net	6,824	6,881
Other real estate owned	16,576	6,715
Accrued interest receivable:
Loans	2,327	2,257
Mortgage-backed securities and collateralized mortgage obligations	788	715
Other investment securities	890	1,109
Total accrued interest receivable	4,005	4,081

Cash surrender value of bank-owned life insurance	34,617	34,296
Prepaid expenses and other assets	12,375	12,676
Total assets	$1,075,418	$1,059,321

Liabilities and Stockholders’ Equity
Deposits:
Regular checking	$2,103	$1,526
Savings deposits	287,055	281,998
Time deposits	373,445	363,314
Total deposits	662,603	646,838

Federal Home Loan Bank borrowings	163,808	163,485
Advance payments by borrowers for property taxes and insurance	2,440	2,769
Accrued expenses and other liabilities	4,513	4,835
Total liabilities	833,364	817,927

Commitments and contingencies (see note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.01 par value: 75,000,000 shares authorized, 12,121,025 and 12,250,625 shares issued and outstanding, respectively	121	123
Additional paid-in capital	110,907	112,516
Unearned ESOP shares	(9,726)	(9,870)
Unearned equity incentive plan shares	(7,725)	(7,725)
Undistributed stock-based deferral plan shares	(2,646)	(2,646)
Retained earnings	138,840	136,255
Accumulated other comprehensive income	12,283	12,741
Total stockholders’ equity	242,054	241,394
Total liabilities and stockholders’ equity	$1,075,418	$1,059,321

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Income Statements
Three Months Ended December 31, 2013 and 2012 (Unaudited)

(Dollars in thousands, except per share amounts)	2013	2012
Interest and dividend income:
Interest and fees on loans	$7,903	$7,248
Interest on deposits in other banks	39	51
Interest and dividends on securities:
Taxable	2,377	2,631
Nontaxable	–	68
Total interest and dividend income	10,319	9,998
Interest expense:
Interest on deposits	1,654	1,697
Interest on borrowings	1,836	1,946
Total interest expense	3,490	3,643
Net interest income	6,829	6,355
Provision for loan losses	1,097	235
Net interest income after provision for loan losses	5,732	6,120
Noninterest income (expense):
Service charges on deposit accounts	16	12
Other service charges and fees	140	263
Gains on sales of loans held for sale	–	49
Gains on sales of securities, net	1,672	31
Gains on sales of other real estate owned	112	1,039
Impairment of securities, net:
Impairment of securities	(266)	(50)
Less: Impairment recognized in other comprehensive income	309	69
Net impairment reflected in income	(575)	(119)

Increase in cash surrender value of bank-owned life insurance	321	327
Other operating income	236	187
Total noninterest income	1,922	1,789
Other noninterest expenses:
Personnel expense	2,635	2,736
Occupancy expense	249	236
Equipment expense	216	227
Advertising expense	83	27
Federal deposit insurance premiums	182	196
Other operating expenses	1,297	1,171
Total other noninterest expenses	4,662	4,593
Income before provision for income taxes	2,992	3,316
Provision for income taxes	407	1,007
Net income	$2,585	$2,309

Basic net income per common share	$0.23	$0.19

Diluted net income per common share	$0.23	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Three Months Ended December 31, 2013 and 2012 (Unaudited)

(Dollars in thousands)	2013		2012
Net income		$2,585		$2,309
Other comprehensive (loss) income, net of income tax (benefit) expense:
Net unrealized holding gains or losses arising during the period (net of tax 2013: $(284), 2012: $(355))	$976		$61
Reclassification adjustment for gains or losses included in net income (net of tax 2013: $0, 2012: $(5))	(1,672)		8
Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization (net of tax 2013: $146, 2012: $50)	238		83
Other comprehensive (loss) income		(458)		152
Total comprehensive income		$2,127		$2,461

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended December 31, 2013 and 2012 (Unaudited)

(Dollars in thousands, except per share amount)	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Equity Incentive Plan Shares	Undistributed Stock-Based Deferral Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at September 30, 2012	$133	$129,391	$(10,442)	$(7,411)	$(2,533)	$132,251	$8,078	$249,467
ESOP shares allocated	-	97	144	-	-	-	-	241
Repurchase of common stock	(4)	(6,951)	-	-	-	-	-	(6,955)
Stock-based compensation expense	-	949	-	-	-	-	-	949
Common stock purchased for equity incentive plan	-	-	-	(1,754)	-	-	-	(1,754)
Common stock purchased by stock- based deferral plan	-	113	-	-	(113)	-	-	-
Cash dividend paid ($0.45 per share)	-	-	-	-	-	(5,342)	-	(5,342)
Net income	-	-	-	-	-	2,309	-	2,309
Other comprehensive income	-	-	-	-	-	-	152	152
Balance at December 31, 2012	$129	$123,599	$(10,298)	$(9,165)	$(2,646)	$129,218	$8,230	$239,067

Balance at September 30, 2013	$123	$112,516	$(9,870)	$(7,725)	$(2,646)	$136,255	$12,741	$241,394
ESOP shares allocated	-	138	144	-	-	-	-	282
Repurchase of common stock	(2)	(2,507)	-	-	-	-	-	(2,509)
Stock-based compensation expense	-	760	-	-	-	-	-	760
Net income	-	-	-	-	-	2,585	-	2,585
Other comprehensive loss	-	-	-	-	-	-	(458)	(458)
Balance at December 31, 2013	$121	$110,907	$(9,726)	$(7,725)	$(2,646)	$138,840	$12,283	$242,054

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended December 31, 2013 and 2012 (Unaudited)

	2013	2012
(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$2,585	$2,309
Adjustments to reconcile net income to net cash and cash
equivalents provided by operating activities:
Depreciation and amortization	212	225
Provision for loan losses	1,097	235
Gains on sales of securities available for sale, net	(1,672)	(31)
Impairment charge on securities	575	119
Losses on sales or disposal of office properties and equipment, net	9	–
Gains on sales of other real estate owned, net	(112)	(1,039)
Net amortization on securities	383	681
Amortization of deferred amounts related to Federal Home Loan Bank borrowings	323	318
Gains on sales of loans held for sale	–	(49)
Originations of loans held for sale	–	(1,383)
Sales and principal payments on loans held for sale	–	2,150
ESOP compensation expense	282	241
Stock-based compensation expense	760	949
Changes in assets and liabilities:
Accrued interest receivable	76	283
Cash surrender value of bank-owned life insurance	(321)	(327)
Prepaid expenses and other assets	439	1,634
Advance payments by borrowers for property taxes and insurance	(329)	544
Accrued expenses and other liabilities	(385)	(706)
Net cash and cash equivalents provided by operating activities	3,922	6,153
Cash Flows From Investing Activities
Proceeds from maturities, calls and paydowns of securities available for sale	26,268	39,959
Proceeds from sales of securities available for sale	3,480	92
Purchases of securities available for sale	–	(9,970)
Proceeds from maturities and paydowns of securities held to maturity	2,705	1,174
Purchases of securities held to maturity	(37,353)	–
Net increase in loans	(36,780)	(9,001)
Purchases of office properties and equipment	(164)	(1,029)
Proceeds from sales of other real estate owned	801	5,569
Net cash and cash equivalents (used) provided by investing activities	(41,043)	26,794
Cash Flows From Financing Activities
Net increase in regular checking	577	366
Net increase in savings deposits	5,057	4,410
Net increase (decrease) in time deposits	10,131	(7,581)
Repurchase of common stock	(2,509)	(6,955)
Common stock purchased for equity incentive plan	–	(1,754)
Cash dividends paid to common stockholders	–	(5,342)
Net cash and cash equivalents provided (used) by financing activities	13,256	(16,856)
Net (decrease) increase in cash and cash equivalents	(23,865)	16,091
Cash and cash equivalents at beginning of period	98,914	119,879
Cash and cash equivalents at end of period	$75,049	$135,970

Supplemental disclosures of cash flow information
Cash payments for interest	$3,153	$3,319
Cash payments for income taxes	$36	$–
Supplemental schedule of noncash investing and financing activities
Unrealized losses on securities available for sale	$(980)	$(281)
Transfer of loans to other real estate owned	$11,071	$664
Sales of other real estate owned financed by the Bank	$584	$133

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Note 1.   Nature of Business and Summary of Significant Accounting Policies

Organization and Description of Business — Franklin Financial Corporation (“Franklin Financial”), a Virginia corporation, is the holding company for Franklin Federal Savings Bank (“Franklin Federal” or the “Bank”), a federally chartered capital stock savings bank engaged in the business of attracting retail deposits from the general public and originating non-owner-occupied one- to four-family loans, multi-family loans, nonresidential real estate loans, construction loans, land and land development loans, and, on a limited basis, non-real estate loans and second mortgages. The Bank has three wholly owned subsidiaries, Franklin Service Corporation, which provides trustee services on loans originated by the Bank; Reality Holdings LLC, which, through its subsidiaries, holds and manages foreclosed properties purchased from the Bank; and Franklin Federal Mortgage Holdings LLC, which through a 49% owned joint venture with TowneBank Mortgage, originates, sells and services mortgage loans, primarily on owner-occupied single-family properties. The interim consolidated financial statements presented in this report include the unaudited financial information of Franklin Financial and subsidiaries on a consolidated basis. The Company (as defined below) operates as one segment.

These interim consolidated financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013 (“2013 Form 10-K”).  These interim consolidated financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014 or any other future period. The consolidated balance sheet as of September 30, 2013 was derived from the Company’s audited annual consolidated financial statements in the 2013 Form 10-K.

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

Use of Estimates — Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, the valuation of other real estate owned, the projected benefit obligation for the defined benefit pension plan, the valuation of deferred taxes, the valuation of stock-based compensation, and the analysis of securities for other-than-temporary impairment.

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

Recent Accounting Pronouncements — In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For public entities, the ASU is effective for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have an effect on the Company’s consolidated financial statements; however, additional required disclosures are presented herein.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments of this ASU provide entities with guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for interim and fiscal periods beginning after December 15, 2013. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

Note 2.   Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at December 31, 2013 and September 30, 2013 are summarized as follows:

	December 31, 2013
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$5,047	$172	$–	$5,219
Agency mortgage-backed securities	107,105	962	1,132	106,935
Agency collateralized mortgage obligations	68,182	664	10	68,836
Corporate equity securities	9,133	9,876	7	19,002
Corporate debt securities	70,375	5,183	22	75,536
Total	$259,842	$16,857	$1,171	$275,528

	September 30, 2013
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$5,370	$191	$–	$5,561
Agency mortgage-backed securities	112,502	695	768	112,429
Agency collateralized mortgage obligations	79,031	1,044	6	80,069
Corporate equity securities	10,941	10,108	7	21,042
Corporate debt securities	80,487	5,429	19	85,897
Total	$288,331	$17,467	$800	$304,998

	December 31, 2013
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$68,150	$–	$68,150	$142	$598	$67,694
Agency collateralized mortgage obligations	29,352	–	29,352	238	408	29,182
Non-agency collateralized mortgage obligations	7,235	1,407	8,642	1,527	1,580	8,589
Total	$104,737	$1,407	$106,144	$1,907	$2,586	$105,465

	September 30, 2013
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$31,692	$–	$31,692	$389	$–	$32,081
Agency collateralized mortgage obligations	30,724	–	30,724	459	148	31,035
Non-agency collateralized mortgage obligations	7,833	1,791	9,624	1,610	1,603	9,631
Total	$70,249	$1,791	$72,040	$2,458	$1,751	$72,747

The amortized cost and estimated fair value of securities at December 31, 2013 and September 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2013				September 30, 2013
	Available for sale		Held to maturity		Available for sale		Held to maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Non-mortgage debt securities:
Due in one year or less	$11,346	$11,424	$–	$–	$21,351	$21,522	$–	$–
Due after one year through five years	33,797	35,828	–	–	32,263	34,055	–	–
Due after five years through ten years	21,132	23,860	–	–	22,712	25,808	–	–
Due after ten years	9,147	9,643	–	–	9,531	10,073	–	–
Total non-mortgage debt securities	75,422	80,755	–	–	85,857	91,458	–	–

Mortgage-backed securities	107,105	106,935	68,150	67,694	112,502	112,429	31,692	32,081
Collateralized mortgage obligations	68,182	68,836	37,994	37,771	79,031	80,069	40,348	40,666
Corporate equity securities	9,133	19,002	–	–	10,941	21,042	–	–
Total securities	$259,842	$275,528	$106,144	$105,465	$288,331	$304,998	$72,040	$72,747

The following tables indicate the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2013 and September 30, 2013:

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses
Available for sale:
Agency mortgage-backed securities	$12,594	$55	$27,810	$1,077	$40,404	$1,132
Agency collateralized mortgage obligations	8,440	10	–	–	8,440	10
Corporate equity securities	18	7	–	–	18	7
Corporate debt securities	–	–	5,978	22	5,978	22
Total available for sale	21,052	72	33,788	1,099	54,840	1,171

Held to maturity:
Agency mortgage-backed securities	46,575	598	–	–	46,575	598
Agency collateralized mortgage obligations	25,998	408	–	–	25,998	408
Non-agency collateralized mortgage obligations	554	136	4,265	1,444	4,819	1,580
Total held to maturity	73,127	1,142	4,265	1,444	77,392	2,586

Total	$94,179	$1,214	$38,053	$2,543	$132,232	$3,757

	September 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Available for sale:
Agency mortgage-backed securities	$48,006	$768	$–	$–	$48,006	$768
Agency collateralized mortgage obligations	10,237	6	–	–	10,237	6
Corporate equity securities	22	7	–	–	22	7
Corporate debt securities	2,995	5	2,986	14	5,981	19
Total available for sale	61,260	786	2,986	14	64,246	800

Held to maturity:
Agency collateralized mortgage obligations	17,057	148	–	–	17,057	148
Non-agency collateralized mortgage obligations	46	101	4,698	1,502	4,744	1,603
Total held to maturity	17,103	249	4,698	1,502	21,801	1,751

Total	$78,363	$1,035	$7,684	$1,516	$86,047	$2,551

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

During the three months ended December 31, 2013 and 2012, the Company recognized gross gains on sales of securities available for sale of $1.7 million and $31,000, respectively. The Company recognized no losses during the three months ended December 31, 2013 and 2012.

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

The Company recognized total impairment charges in income on debt securities of $575,000 and $119,000 for the three months ended December 31, 2013 and 2012, respectively.

The table below provides a cumulative rollforward of credit losses recognized in earnings for debt securities for which a portion of OTTI is recognized in AOCI for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
(Dollars in thousands)	2013	2012
Balance of credit losses at beginning of period	$46	$164
Additions for credit losses on securities not previously recognized	12	–
Additional credit losses on securities previously recognized as impaired	243	6
Reductions for securities for which OTTI previously recognized in AOCI was recognized in earnings	(243)	–
Reductions for increases in expected cash flows	(29)	(109)
Balance of credit losses at end of period	$29	$61

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

Unrealized losses in the remainder of the Company’s portfolio of collateralized mortgage obligations, mortgage-backed securities, and corporate debt securities were related to forty-eight securities and were caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary; and because management believes that it is not more likely than not that the Company will be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

Unrealized losses in the Company’s portfolio of equity securities were related to one security and were considered temporary. Because management believes that it is not more likely than not that the Company will be required to sell this equity position for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider this equity security to be other-than-temporarily impaired.

The Company pledges certain securities as collateral for its FHLB borrowings. Securities collateralizing FHLB borrowings had a carrying value of $136.6 million at December 31, 2013 compared to $157.2 million at September 30, 2013.

Note 3.   Loans

Loans held for investment at December 31, 2013 and September 30, 2013 are summarized as follows:

	December 31,	September 30,
(Dollars in thousands)	2013	2013
Loans
One- to four-family	$97,279	$93,301
Multi-family	102,644	105,295
Nonresidential	258,660	243,562
Construction	41,292	35,823
Land and land development	39,159	46,081
Loans to other financial institutions (unsecured)	10,980	–
Other	404	405
Total loans	550,418	524,467

Deferred loan fees	3,575	3,544
Loans, net of deferred loan fees	546,843	520,923

Allowance for loan losses	10,464	9,740
Net loans	$536,379	$511,183

The Company pledges certain loans as collateral for its FHLB borrowings. Loans collateralizing FHLB borrowings had a carrying value of $331.9 million at December 31, 2013 compared to $315.0 million at September 30, 2013.

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

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

	Three Months Ended December 31, 2013
(Dollars in thousands)	One- to four- family	Multi- family	Non- residential	Construction	Land and land development	Loans to other financial institutions	Other	Total

Balance, September 30, 2013	$780	$1,856	$5,203	$619	$1,276	$–	$6	$9,740
Provision	58	36	580	(143)	456	110	–	1,097
Recoveries	120	–	–	3	3	–	–	126
Charge-offs	(93)	–	–	–	(406)	–	–	(499)
Balance, December 31, 2013	$865	$1,892	$5,783	$479	$1,329	$110	$6	$10,464

	Three Months Ended December 31, 2012
(Dollars in thousands)	One- to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total

Balance, September 30, 2012	$1,404	$1,060	$3,428	$1,014	$3,373	$5	$10,284
Provision	260	211	(65)	(210)	22	17	235
Recoveries	1	–	33	102	8	–	144
Charge-offs	–	–	–	–	–	(14)	(14)
Balance, December 31, 2012	$1,665	$1,271	$3,396	$906	$3,403	$8	$10,649

During the three months ended December 31, 2013, the Company recorded net charge-offs of $373,000 compared to net recoveries of $130,000 in the three months ended December 31, 2012.  During the three months ended December 31, 2013, the Company recorded a provision for loan losses of $58,000, $580,000 and $110,000 for its portfolios of one- to four-family loans, nonresidential loans, and loans to other financial institutions, respectively, due to increased loan balances in these portfolios. The Company also recorded a provision for loan losses of $456,000 for its portfolio of land and land development loans primarily due to a $406,000 charge-off recorded in the quarter as a result of the Company’s agreement to sell the collateral securing a $4.6 million (after the charge-off) nonperforming loan that the Company obtained by foreclosure on February 3, 2014. These provisions were partially offset by a credit provision of $143,000 for the Company’s construction loan portfolio for the three months ended December 31, 2013 as a result of a decline in the reserve rate for this portfolio due to improvements in historical loss experience.

Details of the allowance for loan losses by portfolio segment and impairment methodology at December 31, 2013 and September 30, 2013 are as follows:

	December 31, 2013
	General Allowance		Specific Allowance					Allowance as
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Total Balance	Total Allowance	Coverage	% of total allowance
One- to four-family	$94,601	$865	$2,678	$–	$97,279	$865	0.89%	8.3%
Multi-family	90,073	1,892	12,571	–	102,644	1,892	1.84	18.1
Nonresidential	251,626	5,783	7,034	–	258,660	5,783	2.24	55.3
Construction	41,249	479	43	–	41,292	479	1.16	4.6
Land and land development	21,079	1,329	18,080	–	39,159	1,329	3.39	12.7
Loans to other financial institutions	10,980	110	–	–	10,980	110	1.00	1.0
Other	404	6	–	–	404	6	1.57	0.0
Total allowance	$510,012	$10,464	$40,406	$–	$550,418	$10,464	1.90	100.0%

	September 30, 2013
	General Allowance		Specific Allowance					Allowance as
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Total Balance	Total Allowance	Coverage	% of total allowance
One- to four-family	$85,913	$780	$7,388	$–	$93,301	$780	0.84%	8.0%
Multi-family	92,725	1,856	12,570	–	105,295	1,856	1.76	19.0
Nonresidential	236,520	5,203	7,042	–	243,562	5,203	2.14	53.4
Construction	35,780	619	43	–	35,823	619	1.73	6.4
Land and land development	21,485	1,276	24,596	–	46,081	1,276	2.77	13.1
Other	405	6	–	–	405	6	1.47	0.1
Total allowance	$472,828	$9,740	$51,639	$–	$524,467	$9,740	1.86	100.0%

Details regarding classified loans and impaired loans at December 31, 2013 and September 30, 2013 are as follows:

	December 31,	September 30,
(Dollars in thousands)	2013	2013
Special mention
One- to four-family	$5,967	$5,169
Nonresidential	3,606	6,070
Construction	332	411
Land and land development	4,101	5,195
Total special mention loans	14,006	16,845

Substandard
One- to four-family	2,648	2,452
Construction	9	353
Land and land development	39	39
Total substandard loans	2,696	2,844

Impaired
One- to four-family	2,678	7,388
Multi-family	12,571	12,570
Nonresidential	7,034	7,042
Construction	43	43
Land and land development	18,080	24,596
Total impaired loans	40,406	51,639

Total rated loans	$57,108	$71,328

The decrease in special mention loans at December 31, 2013 compared to September 30, 2013 was primarily the result of the upgrade of one nonresidential loan totaling $2.4 million to satisfactory. The decrease in impaired loans was due primarily to the foreclosure of two land and land development loans totaling $7.0 million secured by the same property, which was taken into other real estate owned, as well as the payoff of two loans on multiple one- to four-family properties totaling $3.8 million during the three months ended December 31, 2013.

Included in impaired loans are troubled debt restructurings of $16.4 million and $11.3 million at December 31, 2013 and September 30, 2013, respectively, that had related allowance balances of zero. Troubled debt restructurings that were performing in accordance with modified terms were $5.5 million at both December 31, 2013 and September 30, 2013.

Troubled Debt Restructurings

During the three months ended December 31, 2013, the Company modified four loans in troubled debt restructurings, including two one- to four-family loans and two land and land development loans. The two one-to four-family loan modifications consisted of two separate borrowers. The first modification involved a reduction in the monthly principal payment requirement to a borrower experiencing financial difficulty. This loan, which had an outstanding balance of $207,000, was 121-150 days delinquent and on nonaccrual status at December 31, 2013. The second modification involved a loan discharged under bankruptcy proceedings. This loan, which had an outstanding balance of $411,000, was 121-150 days delinquent and on nonaccrual status at December 31, 2013. The two land and land development loans consisted of two separate borrowers. Both modifications involved the extension of current loan terms to borrowers experiencing financial difficulty. The first loan, which was previously identified as impaired, had an outstanding balance of $3.6 million and was 151 to 180 days delinquent at December 31, 2013. The second loan had an outstanding balance of $991,000 and was current at December 31, 2013. Both loans were on nonaccrual status at December 31, 2013. The Company did not identify any restructured loans that went into default during the three months ended December 31, 2013 that had been restructured during the previous twelve months. Interest recognized on a cash basis on nonaccrual restructured loans was $96,000 for the three months ended December 31, 2013.

During the three months ended December 31, 2012, the Company had no loans modified in troubled debt restructurings. Interest recognized on a cash basis on nonaccrual restructured loans was not material for the three months ended December 31, 2012.

Loans summarized by loan type and credit rating at December 31, 2013 and September 30, 2013 are as follows:

	December 31, 2013
(Dollars in thousands)	Total	Excellent	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
One- to four-family	$97,279	$–	$2,605	$24,674	$1,409	$5,967	$2,648	$2,678	$57,298
Multi-family	102,644	282	20,409	64,382	–	–	–	12,571	5,000
Nonresidential	258,660	–	90,455	149,239	2,851	3,606	–	7,034	5,475
Construction	41,292	–	1,983	32,949	–	332	9	43	5,976
Land and land development	39,159	–	–	7,966	–	4,101	39	18,080	8,973
Loans to other financial institutions	10,980	–	–	–	–	–	–	–	10,980
Other	404	–	–	–	–	–	–	–	404
Total loans	$550,418	$282	$115,452	$279,210	$4,260	$14,006	$2,696	$40,406	$94,106

	September 30, 2013
(Dollars in thousands)	Total	Excellent	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
One- to four-family	$93,301	$–	$1,386	$25,172	$–	$5,169	$2,452	$7,388	$51,734
Multi-family	105,295	283	22,758	64,702	–	–	–	12,570	4,982
Nonresidential	243,562	–	79,079	132,650	–	6,070	–	7,042	18,721
Construction	35,823	–	–	5,003	–	411	353	43	30,013
Land and land development	46,081	–	184	–	734	5,195	39	24,596	15,333
Other	405	–	–	–	–	–	–	–	405
Total loans	$524,467	$283	$103,407	$227,527	$734	$16,845	$2,844	$51,639	$121,188

Details regarding the delinquency status of the Company’s loan portfolio at December 31, 2013 and September 30, 2013 are as follows:

	December 31, 2013
(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One- to four-family	$97,279	$89,955	$1,988	$426	$1,024	$772	$88	$3,026
Multi-family	102,644	91,148	1,425	–	4,029	–	–	6,042
Nonresidential	258,660	258,084	576	–	–	–	–	–
Construction	41,292	41,292	–	–	–	–	–	–
Land and land development	39,159	26,893	39	12	–	–	3,572	8,643
Loans to other financial institutions	10,980	10,980	–	–	–	–	–	–
Other	404	404	–	–	–	–	–	–
Total	$550,418	$518,756	$4,028	$438	$5,053	$772	$3,660	$17,711

	September 30, 2013
(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One- to four-family	$93,301	$84,881	$602	$–	$578	$1,069	$157	$6,014
Multi-family	105,295	99,254	–	–	–	–	–	6,041
Nonresidential	243,562	243,102	460	–	–	–	–	–
Construction	35,823	35,823	–	–	–	–	–	–
Land and land development	46,081	23,727	2,632	3,632	–	–	–	16,090
Other	405	405	–	–	–	–	–	–
Total	$524,467	$487,192	$3,694	$3,632	$578	$1,069	$157	$28,145

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31, 2013		September 30, 2013
(Dollars in thousands)	Amount	Allowance	Amount	Allowance
Total impaired loans with a specific allowance	$–	$–	$–	$–

Impaired loans for which no specific allowance is necessary
One- to four-family	$2,678	$–	$7,388	$–
Multi-family	12,571	–	12,570	–
Nonresidential	7,034	–	7,042	–
Construction	43	–	43	–
Land and land development	18,080	–	24,596	–
Total impaired loans for which no specific allowance is necessary	$40,406	$–	$51,639	$–

	Three Months Ended December 31, 2013			Three Months Ended December 31, 2012
(Dollars in thousands)	Weighted Average Balance	Interest Income Recognized	Annualized Yield	Weighted Average Balance	Interest Income Recognized	Annualized Yield
Impaired loans
One- to four-family	$6,354	$396	24.92%	$5,159	$22	1.72%
Multi-family	12,570	38	1.21	12,657	108	3.40
Nonresidential	7,040	117	6.66	5,486	89	6.50
Construction	43	1	5.08	44	1	4.96
Land and land development	23,830	127	2.14	9,117	–	–
Total impaired loans	$49,837	$679	5.45	$32,463	$220	2.71

(Dollars in thousands)	December 31, 2013	September 30, 2013
Nonaccrual loans
One- to four-family	$5,761	$10,369
Multi-family	12,571	12,570
Nonresidential	1,584	1,584
Land and land development	18,092	24,608
Total nonaccrual loans	$38,008	$49,131

Interest recognized on a cash basis on all nonaccrual loans was $636,000 and $192,000 for the three months ended December 31, 2013 and 2012, respectively. There were no loans past due ninety days or more and accruing at December 31, 2013 or September 30, 2013.

Note 5.	Other Real Estate Owned

Other real estate owned at December 31, 2013 and September 30, 2013 was $16.6 million and $6.7 million, respectively. During the three months ended December 31, 2013, the Company sold other real estate owned totaling $1.2 million.  The Company recognized net gains on sales of other real estate owned of $112,000 for the three months ended December 31, 2013 compared with net gains of $1.0 million for the three months ended December 31, 2012.  Gains on sales for the three months ended December 31, 2013 included the recognition of $37,000 in gains on properties sold in previous periods that had been deferred in accordance with GAAP because financing was provided by the Company and the sale did not meet either initial or continuing investment criteria to qualify for gain recognition. At December 31, 2013, the Company had deferred gains on sales of other real estate owned of $582,000 compared to $519,000 at September 30, 2013.  No impairment charges on other real estate owned were recognized for the three months ended December 31, 2013 and 2012.

During the three months ended December 31, 2013, the Company foreclosed on three land and land development loans with balances of $6.0 million, $1.0 million and $4.0 million. The properties collateralizing these loans had sufficient value such that there were no loan losses as a result of these foreclosures. The Company foreclosed on land and land development loans of $4.6 million and $4.1 million (one-third participation interest) on February 3, 2014. No losses were recorded on these foreclosures.

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

	Three Months Ended December 31,
(Amounts in thousands, except per share data)	2013	2012
Numerator:
Net income available to common stockholders	$2,585	$2,309
Denominator:
Weighted-average common shares outstanding	11,083	12,099
Effect of dilutive securities	339	125
Weighted-average common shares outstanding - assuming dilution	11,422	12,224
Earnings per common share - basic	$0.23	$0.19
Earnings per common share - diluted	$0.23	$0.19

Note 7.	Employee Benefit Plans

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

The Pension Plan assets are held in a trust fund by the plan trustee. The trust agreement under which assets of the Pension Plan are held is a part of the Virginia Bankers Association Master Defined Benefit Pension Plan (the “Plan”). The Plan’s administrative trustee is appointed by the board of directors of the Virginia Bankers Association Benefits Corporation. At December 31, 2013, Reliance Trust Company was investment manager for the Plan. Contributions are made to the Pension Plan, at management’s discretion, subject to meeting minimum funding requirements, up to the maximum amount allowed under the Employee Retirement Income Security Act of 1974 (ERISA), based upon the actuarially determined amount necessary for meeting plan obligations. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned by employees in the future.

Components of net periodic benefit (income) cost for the three months ended December 31, 2013 and 2012 are as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2013	2012
Service cost	$88	$105
Interest cost	175	154
Expected return on plan assets	(264)	(237)
Recognized net actuarial loss	(4)	30
Net periodic benefit (income) cost	$(5)	$52

The net periodic benefit (income) cost is included in personnel expense in the consolidated income statements.

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

The table below presents stock option activity for the three months ended December 31, 2013:

(Dollars in thousands, except per share amounts)	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at September 30, 2013	1,107,600	$13.42	8.50	$6,136
Granted	315,200	18.40
Exercised	–	–
Forfeited	–	–
Expired	–	–
Options outstanding at December 31, 2013	1,422,800	$14.52	8.58	$7,479

During the three months ended December 31, 2013, the Company granted 315,200 stock options to directors and officers under the 2012 Equity Incentive Plan. The stock options are contingent upon meeting service conditions and vest ratably over five years. The fair value of these stock option grants was determined using the Black-Scholes option pricing formula, which resulted in a fair value of $4.98 per option. The following assumptions were used in the formula:

Expected volatility	22.02%
Risk-free interest rate	1.89%
Expected dividends	0.00%
Expected life (in years)	6.5
Grant price for the stock options	$18.40

At December 31, 2013, the Company had $4.1 million of unrecognized compensation expense related to 1,375,125 stock options vested or expected to vest. The period over which compensation cost related to non-vested awards is expected to be recognized was 3.77 years at December 31, 2013. As of December 31, 2013, 215,600 options were vested and outstanding. The table below presents information about stock options vested or expected to vest over the remaining vesting period at December 31, 2013:

(Dollars in thousands, except per share amount)
Options vested or expected to vest at period end	1,375,125
Weighted-average exercise price	$14.50
Remaining contractual life (years)	8.58
Aggregate intrinsic value	$7,261

The table below presents restricted stock award activity for the three months ended December 31, 2013:

	Restricted stock awards	Weighted- average grant date fair value
Non-vested at September 30, 2013	359,600	$13.42
Granted	122,500	18.40
Vested	–	–
Forfeited	–	–
Non-vested at December 31, 2013	482,100	$14.69

During the three months ended December 31, 2013, the Company granted 122,500 restricted stock awards to directors and officers under the 2012 Equity Incentive Plan. The restricted stock awards are contingent upon meeting service conditions and vest ratably over five years. Also during the three months ended December 31, 2013, the board of directors of the Company deemed the performance conditions for the 2014 and 2015 vesting periods for the restricted stock awards granted in 2012 to have been met with respect to officers and made the vesting of those awards subject only to meeting service conditions. Performance conditions for the 2016 vesting period remain in place.

At December 31, 2013, unrecognized compensation expense adjusted for expected forfeitures was $4.0 million related to 463,109 shares of restricted stock expected to vest over the remaining vesting period. The weighted-average period over which compensation cost related to non-vested restricted stock awards is expected to be recognized was 4.0 years at December 31, 2013.

                The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock options and restricted stock issued and outstanding as of December 31, 2013 that will be recognized in future periods is as follows:

(Dollars in thousands)	Stock Options	Restricted Stock	Total
For the nine months ending September 30, 2014	$832	$1,014	$1,846
For the year ending September 30, 2015	1,112	1,164	2,276
For the year ending September 30, 2016	1,113	904	2,017
For the year ending September 30, 2017	697	537	1,234
For the year ending September 30, 2018	297	426	723
For the year ending September 30, 2019	2	4	6
Total	$4,053	$4,049	$8,102

Share-based compensation related to stock options and restricted stock recognized for the three months ended December 31, 2013 was $760,000 and the related income tax benefit was $289,000. Share-based compensation related to stock options and restricted stock recognized for the three months ended December 31, 2012 was $949,000 and the related income tax benefit was $361,000.

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

Compensation expense related to the ESOP for the three months ended December 31, 2013 was $282,000 compared to $241,000 for the three months ended December 31, 2012. The fair value of unearned ESOP shares, using the closing quoted market price per share of the Company’s stock, was $19.2 million at December 31, 2013. A summary of ESOP share allocation for the three months ended December 31, 2013 is as follows:

Shares allocated at September 30, 2013	155,775
Shares allocated during the period	14,421
Shares distributed during the period	(370)
Allocated shares held by the ESOP trust at December 31, 2013	169,826
Unearned shares at December 31, 2013	972,594
Total ESOP shares	1,142,420

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since some commitments may expire without being funded, the commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $128.8 million and $101.1 million at December 31, 2013 and September 30, 2013, respectively.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk and recourse provisions involved in issuing letters of credit are essentially the same as those involved in extending loans to customers, and the estimated fair value of these letters of credit, which is included in accrued expenses and other liabilities, was not material at December 31, 2013 and September 30, 2013. The amount of standby letters of credit was $1.9 million and $1.5 million at December 31, 2013 and September 30, 2013, respectively. The Company believes that the likelihood of having to perform on standby letters of credit is remote based on the financial condition of the guarantors and the Company’s historical experience.

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

Securities held to maturity: Securities held-to-maturity are recorded at fair value on a non-recurring basis. A held-to-maturity security’s amortized cost is adjusted only in the event that a decline in fair value is deemed to be other-than-temporary. At December 31, 2013, certain held-to-maturity securities were deemed to be other-than-temporarily impaired. These securities are classified as Level 3 securities and were written down to fair value at the balance sheet date determined by discounting estimated future cash flows. Management believes that classification and valuation of these securities, consisting of non-agency collateralized mortgage obligations, as Level 3 assets was necessary as the market for such securities severely contracted beginning in 2008 and has remained inactive since that time. Management estimates and discounts future cash flows based on a combination of observable and unobservable inputs, including a security’s subordination percentage, projected delinquency rates, and estimated loss severity given default. These estimates are discounted using observable current market rates for securities with similar credit quality.

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

Assets measured at fair value on a recurring basis as of December 31, 2013 and September 30, 2013 are summarized below:

	December 31, 2013				September 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Securities available for sale
States and political subdivisions	$5,219	$–	$5,219	$–	$5,561	$–	$5,561	$–
Agency mortgage-backed securities	106,935	–	106,935	–	112,429	–	112,429	–
Agency collateralized mortgage obligations	68,836	–	68,836	–	80,069	–	80,069	–
Corporate equity securities	19,002	19,002	–	–	21,042	21,042	–	–
Corporate debt securities	75,536	–	71,112	4,424	85,897	–	81,385	4,512
Total assets at fair value	$275,528	$19,002	$252,102	$4,424	$304,998	$21,042	$279,444	$4,512

A rollforward of securities classified as Level 3 measured at fair value on a recurring basis for the three months ended December 31, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended December 31,
	2013	2012
Balance of Level 3 assets measured on a recurring basis at beginning of period	$4,512	$6,433
Principal payments in year	(55)	(50)
Amortization of premiums or discounts	(6)	(7)
Other-than-temporary impairment charges included in noninterest income	–	(44)
Net change in unrealized gains or losses included in accumulated other comprehensive income	(27)	(517)
Balance of Level 3 assets measured on a recurring basis at end of period	$4,424	$5,815

Level 3 securities measured at fair value on a recurring basis at December 31, 2013 consisted of one corporate debt security for which the Company was not able to obtain dealer quotes due to lack of trading activity. For this security the Company obtained a bid indication from a third-party trading desk to determine the fair value.

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

Assets measured at fair value on a non-recurring basis as of December 31, 2013 and September 30, 2013 are included in the table below:

	December 31, 2013				September 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Non-agency collateralized mortgage obligations	$328	$–	$–	$328	$7	$–	$–	$7
Impaired loans
One- to four-family	207	–	207	–	3,633	–	–	3,633
Multi-family	–	–	–	–	12,570	–	–	12,570
Land and land development	5,561	–	4,570	991	12,681	–	–	12,681
Other real estate owned	11,071	–	–	11,071	2,083	–	–	2,083
Total assets at fair value	$17,167	$–	$4,777	$12,390	$30,974	$–	$–	$30,974

In estimating the fair value of non-agency collateralized mortgage obligations (“CMOs”), the Company performs a discounted cash flow analysis that uses certain unobservable inputs, including delinquency and loss severity rates for the collateral underlying each security, cash flow estimates obtained from a third-party service, and the discount rate applied. Since there is no readily-available discount rate for each individual security, the Company begins with the rate of a seven-year corporate bond (which management believes mirrors the expected remaining life of these securities) with a credit rating of B as of the balance sheet date. The Company applies this rate as the discount rate on non-agency CMOs rated as “investment grade” by the major rating agencies and applies multiples of this rate to non-agency CMO’s of lower credit quality. For securities rated one level below investment grade, the Company applies this rate times a factor of 1.5; for securities rated two levels below investment grade, the Company applies this rates times a factor of 2.25; and for securities rated three or more levels below investment grade, the Company applies this rate times a factor of 3.0. The following table provides information about unobservable inputs used in the valuation of non-agency CMOs at December 31, 2013:

	Range	Weighted Average
Delinquency rate	0.00% - 100.00%	14.78%
Loss severity	7.07% - 91.76%	44.43%
Discount rate	5.75% - 17.25%	13.54%

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

Deposits: The carrying values of checking and savings deposits are reasonable estimates of fair value. The fair value of fixed-maturity certificates of deposit is determined by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

The estimated fair values of the Company’s financial instruments, as well as their classifications in the fair value hierarchy, at December 31, 2013 and September 30, 2013 are as follows:

	December 31, 2013
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$75,049	$75,049	$75,049	$75,049	$–	$–	$–	$–
Securities available for sale	275,528	275,528	19,002	19,002	252,102	252,102	4,424	4,424
Securities held to maturity	104,737	105,465	–	–	97,502	96,876	7,235	8,589
Net loans	536,379	545,679	–	–	–	–	536,379	545,679
FHLB stock	9,328	9,328	9,328	9,328	–	–	–	–
Accrued interest receivable	4,005	4,005	4,005	4,005	–	–	–	–

Financial liabilities:
Deposits	662,603	666,281	–	–	662,603	666,281	–	–
FHLB borrowings	163,808	181,490	–	–	163,808	181,490	–	–
Accrued interest payable	853	853	853	853	–	–	–	–
Advance payments by borrowers for taxes and insurance	2,440	2,440	2,440	2,440	–	–	–	–

Off-balance-sheet financial instruments:
Commitments to extend credit	–	–	–	–	–	–	–	–
Standby letters of credit	–	29	–	–	–	–	–	29

	September 30, 2013
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$98,914	$98,914	$98,914	$98,914	$–	$–	$–	$–
Securities available for sale	304,998	304,998	21,042	21,042	279,444	279,444	4,512	4,512
Securities held to maturity	70,249	72,747	–	–	62,416	63,116	7,833	9,631
Net loans	511,183	522,494	–	–	–	–	511,183	522,494
FHLB stock	9,328	9,328	9,328	9,328	–	–	–	–
Accrued interest receivable	4,081	4,081	4,081	4,081	–	–	–	–

Financial liabilities:
Deposits	646,838	650,508	–	–	646,838	650,508	–	–
FHLB borrowings	163,485	183,868	–	–	163,485	183,868	–	–
Accrued interest payable	852	852	852	852	–	–	–	–
Advance payments by borrowers for taxes and insurance	2,769	2,769	2,769	2,769	–	–	–	–

Off-balance-sheet financial instruments:
Commitments to extend credit	–	–	–	–	–	–	–	–
Standby letters of credit	–	21	–	–	–	–	–	21

Note 10. Accumulated Other Comprehensive Income

The table below summarizes the reclassifications out of accumulated other comprehensive income (“AOCI”) for the three months ended December 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended December 31, 2013		Three Months Ended December 31, 2012
Details about AOCI components	Amount reclassified from AOCI	Affected line item in the consolidated income statement	Amount reclassified from AOCI	Affected line item in the consolidated income statement
Net unrealized holding gains or losses arising during the period on available for sale securities
	$(1,672)	Gains on sales of securities, net	$(31)	Gains on sales of securities, net
	-		44	Net impairment reflected in income
	(1,672)	Income before provision for income taxes	13	Income before provision for income taxes
	-	Provision for income taxes	(5)	Provision for income taxes
	$(1,672)	Net income	$8	Net income

The table below summarizes the changes in AOCI by component, net of tax, for the three months ended December 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended December 31, 2013
	Net unrealized gains on investments	Defined benefit pension plan expense	OTTI on investments	Total
Beginning balance	$14,171	$(319)	$(1,111)	$12,741
Other comprehensive income before reclassification	976	-	238	1,214
Amounts reclassified from AOCI	(1,672)	-	-	(1,672)
Net other comprehensive (loss) income during the period	(696)	-	238	(458)
Ending balance	$13,475	$(319)	$(873)	$12,283

	Three Months Ended December 31, 2012
	Net unrealized gains on investments	Defined benefit pension plan expense	OTTI on investments	Total
Beginning balance	$10,655	$(1,800)	$(777)	$8,078
Other comprehensive income before reclassification	61	-	83	144
Amounts reclassified from AOCI	8	-	-	8
Net other comprehensive income during the period	69	-	83	152
Ending balance	$10,724	$(1,800)	$(694)	$8,230

Note 11.  Stock Repurchase Program

On August 29, 2013, the board of directors approved a fourth stock repurchase program whereby the Company was authorized to repurchase up to 612,530 shares, or approximately 5% of its common stock that was outstanding upon completion of the third stock repurchase program. During the three months ended December 31, 2013, the Company repurchased 129,600 shares of its outstanding common stock under this fourth program for $2.5 million, or an average price of $19.36 per share.

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

Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013 under Item 1A titled “Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, we assume no obligation and disclaim any obligation to update any forward-looking statements.

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

Other Real Estate Owned. Real estate acquired through foreclosure, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is initially recorded at net realizable value, which is equal to fair value less estimated costs to sell, establishing a new cost basis. Fair value is determined using a market valuation established by third party appraisals, broker estimates or internal evaluations as permitted by the OCC. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized and charged to the allowance for loan losses. If fair value declines subsequent to foreclosure, a write-down is recorded through expense based on an updated fair value estimate less estimated selling costs. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations.

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

Comparison of Financial Condition at December 31, 2013 and September 30, 2013

Assets. Total assets at December 31, 2013 were $1.08 billion, an increase of $16.1 million, or 1.5%, from total assets of $1.06 billion at September 30, 2013.

Cash and cash equivalents decreased $23.9 million to $75.0 million at December 31, 2013 compared to $98.9 million at September 30, 2013, a decrease of 24.1%. The decrease in cash and cash equivalents from September 30, 2013 to December 31, 2013 was primarily due to an increase in loans, purchases of securities and stock repurchases, partially offset by net income, an increase in deposits and sales, prepayments and maturities of securities.

Securities increased $5.1 million, or 1.3%, to $380.3 million at December 31, 2013 compared to $375.2 million at September 30, 2013. The increase in securities was due to the purchase of $37.4 million of mortgage-backed securities (“MBSs”), partially offset by $18.9 million of normal principal payments on securities, $10.0 million of maturities of corporate debt securities, and $3.5 million of sales of equity securities.

Total loans increased $26.0 million, or 4.9%, to $550.4 million at December 31, 2013 compared to $524.4 million at September 30, 2013. Nonresidential loans increased $15.1 million, loans to other financial institutions increased $11.0 million, construction loans increased $5.5 million, and one- to four-family loans increased $4.0 million. These increases were partially offset by a decline in land and land development loans of $6.9 million and multi-family loans of $2.7 million.

Liabilities. Total liabilities at December 31, 2013 were $833.4 million compared to $817.9 million at September 30, 2013, an increase of $15.5 million, or 1.9%, primarily as a result of a $10.1 million increase in certificates of deposit and a $5.1 million increase in savings deposits.

Stockholders’ equity. Stockholders’ equity was $242.1 million at December 31, 2013, an increase of $660,000, or 0.3%, from September 30, 2013. The increase was the result of net income of $2.6 million, stock-based compensation expense of $760,000, and the allocation of $282,000 of ESOP shares, partially offset by the repurchase of $2.5 million of common stock as part of the Company’s stock repurchase programs and other comprehensive loss of $458,000.

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

	For the Three Months Ended December 31,
	2013			2012
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One- to four-family	$92,844	$1,933	8.26%	$103,080	$1,687	6.49%
Multi-family	103,039	1,359	5.23	85,125	1,300	6.06
Nonresidential	250,648	3,725	5.90	204,468	3,379	6.56
Construction	37,559	534	5.64	23,591	376	6.32
Land and land development	44,526	212	1.89	44,134	496	4.46
Loans to other financial institutions	9,314	132	5.50	–	–	–
Other	404	8	7.86	477	10	8.32
Total loans	538,334	7,903	5.82	460,875	7,248	6.24
Securities:
Collateralized mortgage obligations	113,881	568	1.98	172,475	615	1.41
Mortgage-backed securities	156,364	658	1.67	92,414	421	1.81
States and political subdivisions	5,450	79	5.75	12,997	170	5.19
Corporate equity securities	20,164	84	1.65	14,891	84	2.24
Corporate debt securities	79,758	922	4.59	112,940	1,348	4.74
Total securities	375,617	2,311	2.44	405,717	2,638	2.58
Investment in FHLB stock	9,328	66	2.81	10,082	61	2.44
Other interest-earning assets	81,405	39	0.19	101,852	51	0.19
Total interest-earning assets	1,004,684	10,319	4.07	978,526	9,998	4.05
Allowance for loan losses	(9,884)			(10,585)
Noninterest-earning assets	87,360			98,384
Total assets	$1,082,160			$1,066,325
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Money market savings	$243,337	321	0.52	$225,153	241	0.42
Money market checking	45,430	50	0.44	45,965	50	0.43
Certificates of deposit	366,415	1,283	1.39	365,870	1,406	1.52
Total deposits	655,182	1,654	1.00	636,988	1,697	1.06
FHLB borrowings	163,597	1,836	4.45	172,313	1,946	4.48
Total interest-bearing liabilities	818,779	3,490	1.69	809,301	3,643	1.79
Noninterest bearing liabilities	19,728			10,161
Total liabilities	838,507			819,462
Stockholders’ equity	243,653			246,863
Total liabilities and stockholders’ equity	$1,082,160			$1,066,325
Net interest income		$6,829			$6,355
Interest rate spread(1)			2.38%			2.26%
Net interest margin(2)			2.70%			2.58%
Average interest-earning assets to average interest-bearing liabilities			123%			121%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2013 and December 31, 2012

General. We had net income of $2.6 million, or $0.23 per share, for the three months ended December 31, 2013 compared to $2.3 million, or $0.19 per share, for the three months ended December 31, 2012, an improvement of $276,000. The increase was primarily the net result of a $474,000 increase in net interest income, a $1.6 million increase in gains on sales of securities, and a $600,000 decrease in the provision for income taxes, partially offset by an $862,000 increase in the provision for loan losses, a $456,000 increase in other-than-temporary impairment charges on securities included in income, a $927,000 decrease in gains on sales of other real estate owned and a $123,000 decrease in other service charges and fees.

Net Interest Income. Net interest income increased $474,000, or 7.5%, to $6.8 million in the three months ended December 31, 2013 from $6.4 million in the three months ended December 31, 2012. Net interest margin increased 12 basis points to 2.70% for the three months ended December 31, 2013 from 2.58% for the three months ended December 31, 2012. The average balances of interest-earning assets increased $26.2 million from the three months ended December 31, 2012 to the three months ended December 31, 2013, and the yield increased 2 basis points.

Total interest and dividend income increased $321,000, or 3.2%, to $10.3 million for the three months ended December 31, 2013 from $10.0 million for the three months ended December 31, 2012. Interest income on loans increased $655,000 primarily due to an increase of $77.5 million in the average balance of loans, partially offset by a 42 basis point decline in yield. The decline in yield was the result of lower interest rates for new loans due in part to increased competition for quality loans as well as an increase in the average balance of nonaccrual loans. The average balance of nonresidential loans increased $46.2 million and the yield declined 66 basis points. The average balance of multi-family loans increased $17.9 million and the yield decreased 83 basis points. The average balance of construction loans increased $14.0 million and the yield decreased 68 basis points. The average balance of land and land development loans increased $392,000 and the yield decreased 257 basis points. The increase in both interest income on loans and the average balance of loans was also due to the new loans to other financial institutions portfolio, which had an average balance of $9.3 million and a yield of 5.50% for the three months ended December 31, 2013. These increases in average balances were partially offset by a $10.2 million decrease in the average balance of one- to four-family loans, with an increase in yield of 177 basis points. This increase in yield was due to the collection of $321,000 of interest income as a result of the prepayment of two non-accrual loans with the same borrower totaling $3.8 million.

Interest and dividend income on investment securities (excluding FHLB stock) decreased $327,000, or 12.4%, due to a $30.1 million decrease in the average balance of investment securities for the three months ended December 31, 2013 compared to the three months ended December 31, 2012 as well as a 14 basis point decline in yield. The average balance of corporate debt securities decreased $33.2 million and the yield decreased 15 basis points due to the sale of longer-term corporate bonds, resulting in a decrease in interest income of $426,000. The average balance of collateralized mortgage obligations (“CMOs”) decreased $58.6 million due to prepayments and the yield increased 57 basis points, resulting in a decrease in interest income of $47,000. The average balance of state and political subdivision obligations decreased $7.5 million primarily due to the sale of a substandard municipal bond backed by student loans, and the yield increased 56 basis points, resulting in a decrease in interest income of $91,000. These decreases were partially offset by a $64.0 million increase in the average balance of MBSs that was partially offset by a 14 basis point decline in yield, resulting in an increase in interest income of $237,000. The Company has significantly increased its investment in short-term MBSs to meet regulatory qualified thrift lender requirements and to better position the Company for rising interest rates.

Total interest expense decreased $153,000, or 4.2%, to $3.5 million for the three months ended December 31, 2013 from $3.6 million for the three months ended December 31, 2012. The decline was the result of a $43,000 decrease in deposit costs and a $110,000 decrease in Federal Home Loan Bank (“FHLB”) borrowings costs. The average balance of interest-bearing deposits increased $18.2 million due to an increase in the average balance of money market savings accounts. The average interest rate paid on deposits decreased 6 basis points as a result of the maturity of higher-yielding time deposits and their renewal at lower prevailing rates. The average balance of FHLB borrowings decreased $8.7 million and the average interest rate paid declined 3 basis points due to a prepayment made during the fourth quarter of fiscal 2013.

Provision for Loan Losses. The provision for loan losses increased $862,000 to $1.1 million for the three months ended December 31, 2013 compared to $235,000 for the three months ended December 31, 2012. The increase in the provision was primarily due to a $26.0 million increase in total loans from September 30, 2013 to December 31, 2013 as well as a $406,000 charge-off during the three months ended December 31, 2013 in connection with our agreement to sell the collateral securing a $4.6 million (after the charge-off) nonperforming loan that we obtained by foreclosure on February 3, 2014. Net loan charge-offs were $373,000 for the three months ended December 31, 2013 compared to net recoveries of $130,000 for the three months ended December 31, 2012.  The overall allowance rate increased 4 basis points at December 31, 2013 to 1.90% of total loans from 1.86% of total loans at September 30, 2013. See note 4 of the notes to the unaudited consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

Noninterest Income (Expense).

The following table presents the components of noninterest income (expense) and the percentage increase (decrease) from the comparable prior year quarter:

	Three Months Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2013	2012	%
Service charges on deposit accounts	$16	$12	26.2%
Other service charges and fees	140	263	(46.7)
Gains on sales of loans held for sale	–	49	(100.0)
Gains on sales of securities, net	1,672	31	NM
Gains on sales of other real estate owned	112	1,039	(89.2)

Impairment of securities	(266)	(50)	NM
Impairment recognized in OCI	309	69	NM
Net impairment reflected in earnings	(575)	(119)	NM

Increase in cash surrender value of bank-owned life insurance	321	327	(1.8)
Other operating income	236	187	26.4
Total noninterest income	$1,922	$1,789	7.4

Gains, Losses, and Impairment Charges on Securities. Other-than-temporary-impairment charges on securities reflected in earnings increased $456,000 to $575,000 for the three months ended December 31, 2013 compared to $119,000 for the three months ended December 31, 2012. Impairment charges reflected in earnings for the three months ended December 31, 2013 related entirely to the Company’s portfolio of non-agency CMOs, particularly one security the cash flows on which decreased significantly. Impairment charges reflected in earnings for the three months ended December 31, 2012 related to the Company’s portfolio of non-agency CMOs as well as an auction-rate municipal bond backed by student loans that experienced deteriorating collateral quality. Sales of securities resulted in gains of $1.7 million for the three months ended December 31, 2013 compared to $31,000 for the three months ended December 31, 2012. All of the securities sold during the three months ended December 31, 2013 were equity securities of local community bank holding companies.

Noninterest Income, Excluding Gains, Losses, and Impairment Charges on Securities. Total other noninterest income excluding gains, losses, and impairment charges on securities decreased $1.1 million, or 56.0%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The decrease was primarily the result of net gains on sales of other real estate owned of $112,000 in the three months ended December 31, 2013 compared to $1.0 million in the three months ended December 31, 2012, a decrease of $927,000. The decrease was also due to a decrease in other service charges and fees of $123,000 primarily due to a decrease in prepayment fees on loans.

Other Noninterest Expenses.

The following table presents the components of other noninterest expenses and the percentage increase (decrease) from the comparable prior year quarter:

	Three Months Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2013	2012	%
Personnel expense	$2,635	$2,736	(3.7)%
Occupancy expense	249	236	5.6
Equipment expense	216	227	(4.6)
Advertising expense	83	27	NM
Federal deposit insurance premiums	182	196	(7.3)
Other operating expenses	1,297	1,171	10.7
Total other noninterest expenses	$4,662	$4,593	1.5

Total noninterest expenses increased $69,000, or 1.5%, to $4.7 million for the three months ended December 31, 2013 compared to $4.6 million for the three months ended December 31, 2012. The increase was primarily due to a $126,000 increase in other operating expenses due to increased foreclosure expenses, legal costs and technology costs as well as an increase in advertising expenses of $56,000. These increases were partially offset by a $101,000 decrease in personnel expense due to decreased stock compensation expense related to the stock options and restricted stock granted under the Company’s 2012 Equity Incentive Plan.

Income Tax Expense. Income tax expense was $407,000 for the three months ended December 31, 2013 compared to $1.0 million for the three months ended December 31, 2012. The effective income tax rate for the three months ended December 31, 2013 was 13.6% compared to an effective income tax rate of 30.4% for the three months ended December 31, 2012. The decrease in the effective tax rate was due to gains on sales of equity securities during the three months ended December 31, 2013. Gains on equity securities are capital gains and can be offset by capital losses. Because the Company is in a capital loss carryforward position, these gains were offset completely by prior period losses, for which a deferred tax valuation allowance had previously been recorded, resulting in no tax expense on the gains for the three months ended December 31, 2013.

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

	Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income:
Loans	$3,233	$(2,578)	$655
Securities	(189)	(138)	(327)
Investment in FHLB stock	(23)	28	5
Other interest earning assets	(12)	–	(12)
Total	3,009	(2,688)	321
Interest expense:
Deposits:
Money market savings	20	60	80
Money market checking	(3)	3	–
Certificates of deposit	14	(137)	(123)
FHLB borrowings	(97)	(13)	(110)
Total	(66)	(87)	(153)
Increase/(decrease) in net interest income	$3,075	$(2,601)	$474

Asset Quality

Nonperforming Assets (NPAs)

At December 31, 2013, nonperforming assets (NPAs) totaled $54.6 million, a decrease of $1.2 million from $55.8 million at September 30, 2013. Our level of NPAs remains elevated over historical experience as a result of stresses in the real estate market. While we intend to actively work to reduce our NPAs, these levels are likely to remain elevated in the near term as problem loans work to resolution, which may be foreclosure.

Nonperforming assets at December 31, 2013 included $38.0 million in nonperforming loans (NPLs) as summarized in the table below. The following table reflects the balances and changes from September 30, 2013:

(Dollars in thousands)	December 31, 2013	September 30, 2013	Increase (Decrease)
Nonaccrual loans:
One- to four-family	$5,761	$10,369	$(4,608)
Multi-family	12,571	12,570	1
Nonresidential	1,584	1,584	–
Land and land development	18,092	24,608	(6,516)
Total nonperforming loans	$38,008	$49,131	$(11,123)

The decrease in nonperforming loans at December 31, 2013 was due to the foreclosure of two land and land development loans totaling $7.0 million secured by the same property, which was taken into other real estate owned, as well as the payoff of two loans on multiple one- to four-family properties totaling $3.8 million during the three months ended December 31, 2013.

At December 31, 2013, the allowance for loan losses as a percentage of total loans was 1.90% compared to 1.86% at September 30, 2013. See note 4 of the notes to the unaudited consolidated financial statements for further analysis of the allowance for loan losses.

The following table sets forth selected asset quality data and ratios for the dates indicated:

(Dollars in thousands)	December 31, 2013	September 30, 2013
Nonperforming loans	$38,008	$49,131
Other real estate owned	16,576	6,715
Total nonperforming assets	54,584	55,846
Performing troubled debt restructurings (1)	5,494	5,501
Total nonperforming assets and troubled debt restructurings	$60,078	$61,347

Allowance for loan losses	$10,464	$9,740
Total loans	$550,418	$524,467

Ratios
Allowance as a percentage of total loans	1.90%	1.86%
Allowance as a percentage of nonperforming loans	27.53%	19.82%
Total nonperforming loans to total loans	6.91%	9.37%
Total nonperforming loans to total assets	3.53%	4.64%
Total nonperforming assets and troubled debt restructurings to total assets	5.59%	5.79%

(1)	Performing troubled debt restructurings do not include troubled debt restructurings that remain on nonaccrual status and are included in nonaccrual loans above.

At December 31, 2013, nonaccrual loans were primarily comprised of the following:

•	Land and land development loans:

-
One loan on several hundred acres of undeveloped land in central Virginia proposed for a residential development within a planned unit development. This loan had a balance of $4.6 million, was over 180 days delinquent, and was classified as impaired at December 31, 2013. The collateral was valued at $8.9 million based upon an August 2013 appraisal. The borrower and guarantor on this loan declared bankruptcy, and the Company petitioned the bankruptcy court for release of its collateral. On February 3, 2014, the Company foreclosed on the collateral securing this loan and agreed to sell the property for an amount that will allow recovery of the Company’s recorded loan balance.

-
One loan on several hundred acres of undeveloped land in central Virginia proposed for multi-use development within a planned unit development. This loan is a participation loan with two other banks, each having a one-third interest. The balance of the Company’s portion of this loan was $4.1 million and was classified as impaired at December 31, 2013. The collateral was valued at $13.3 million (of which $4.4 million is attributable to the Company) based upon an August 2013 appraisal. This loan was over 180 days delinquent at December 31, 2013. The borrower and guarantor on this loan declared bankruptcy, and the Company petitioned the bankruptcy court for release of its collateral. On February 3, 2014, the Company foreclosed on the collateral securing this loan with no loss recorded upon foreclosure.

-
One loan on over one hundred acres of mixed-use land in central Virginia. This loan had a balance of $4.9 million and was classified as impaired at December 31, 2013. The collateral was valued at $8.9 million based upon an April 2013 appraisal. This loan was current at December 31, 2013.

37

-
One loan secured by several hundred acres of partially-developed residential land in central Virginia. The remaining property is zoned for approximately 100 potential lots. This loan had a balance of $3.6 million and was classified as impaired at December 31, 2013. The collateral was valued at $7.1 million based upon a July 2013 appraisal. This loan was 151 to 180 days delinquent at December 31, 2013.

-
One loan secured by over two acres of mixed use land in central Virginia. This loan had a balance of $991,000 and was classified as impaired at December 31, 2013. The collateral was valued at $2.1 million based upon recent sales and contracts to sell lots on this property. This loan was current at December 31, 2013.

•	Multifamily

-	Three loans on a 580-unit apartment complex in central Virginia that had a combined balance of $11.3 million. The apartment complex is valued at $12.3 million based upon June/July 2013 appraisals. These loans were considered impaired at December 31, 2013. At December 31, 2013, one loan with a balance of $2.5 million was current, one loan with a balance of $2.8 million was 91 to 120 days delinquent and one loan with a balance of $6.0 million was over 180 days delinquent.

-	One loan on a 64-unit apartment complex in central Virginia with a balance of $1.2 million at December 31, 2013. The apartment complex does not generate enough cash to service the debt and requires support from the guarantor. The apartment complex is valued at $1.5 million based upon an August 2013 appraisal. This loan was identified as impaired at December 31, 2013. This loan was 91 to 120 days delinquent at December 31, 2013.

•	One- to four-family

-	Forty-five loans on one- to four-family residential properties in central Virginia to multiple borrowers with an aggregate balance of $5.8 million at December 31, 2013.

•	Nonresidential

-	One loan secured by a day care center in central Virginia. This loan had a balance of $1.6 million and was current at December 31, 2013. This loan was identified as impaired at December 31, 2013. The collateral for this loan was valued at $1.8 million based on a June 2013 appraisal.

The following table shows the aggregate amounts of our classified and criticized loans and securities at the dates indicated in accordance with regulatory classification definitions.

(Dollars in thousands)	December 31, 2013	September 30, 2013
Loans(1)
Special mention	$14,006	$16,845
Substandard	37,608	48,982
Total criticized loans	51,614	65,827

Other real estate owned
Substandard	16,576	6,715
Total classified other real estate owned	16,576	6,715

Securities
Substandard(2)	6,374	6,866
Total classified securities	6,374	6,866
Total criticized assets	$74,564	$79,408

(1)	For regulatory reporting, performing troubled debt restructurings can be reclassified at the beginning of each calendar year. As a result, total classified and criticized loans for GAAP and regulatory reporting may be different.
(2)	These securities and all other unclassified non-agency CMOs that the Company obtained in 2008 by a redemption-in-kind from three frozen mutual funds were sold on January 31, 2014 for $9.2 million, resulting in a gain of $689,000.

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

Our most liquid assets are cash and cash equivalents and securities classified as available-for-sale. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $75.0 million. In addition, at December 31, 2013, we had the ability to borrow a total of approximately $158.5 million in additional funds from the FHLB. Additionally, we established a borrowing arrangement with the Federal Reserve Bank of Richmond, although no borrowings have occurred to date. We intend to use corporate bonds as collateral for this arrangement and have pledged bonds with an estimated fair value of $5.5 million at December 31, 2013.

At December 31, 2013, we had $128.8 million in loan commitments outstanding, which included $127.5 million in undisbursed loans. Certificates of deposit due within one year of December 31, 2013 totaled $192.0 million. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

At December 31, 2013, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OCC.  There are no conditions or events that management believes have changed the Bank’s classification.  As a savings and loan holding company regulated by the Federal Reserve, Franklin Financial is not currently subject to any separate regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to the depository institutions themselves.  These capital requirements will apply to savings and loan holding companies beginning in 2015.  Revised capital requirements have been adopted by the OCC and the Federal Reserve for all thrifts and their savings and loan holding companies as part of Basel III.

The following table reflects the level of required capital and actual capital of the Bank at December 31, 2013 and September 30, 2013:

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
December 31, 2013
Tier 1 capital	$196,426	18.85%	$41,681	4.00%	$52,238	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	196,426	26.97	29,137	4.00	43,706	6.00
(to risk weighted assets)

Risk-based capital	205,548	28.22	58,275	8.00	72,843	10.00
(to risk weighted assets)

September 30, 2013
Tier 1 capital	$179,935	17.83%	$40,374	4.00%	$50,616	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	179,935	26.32	27,345	4.00	41,017	6.00
(to risk weighted assets)

Risk-based capital	188,495	27.57	54,690	8.00	68,362	10.00
(to risk weighted assets)

In December 2013, Franklin Financial made an equity contribution of $14.7 million to the Bank in the form of five substandard, impaired and collateral dependent loans that it had previously purchased from the Bank in June 2012.

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at December 31, 2013 and September 30, 2013 (dollars in thousands):

	December 31, 2013
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Risk-based capital
GAAP capital	$198,841	$198,841	$198,841
Accumulated gains on certain available-for-sale securities	(2,734)	(2,734)	(2,734)
Pension plan	319	319	319
General allowance for loan losses	–	–	9,122
Regulatory capital – computed	$196,426	$196,426	$205,548

	September 30, 2013
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Risk-based capital
GAAP capital	$182,576	$182,576	$182,576
Accumulated gains on certain available-for-sale securities	(2,960)	(2,960)	(2,960)
Pension plan	319	319	319
General allowance for loan losses	–	–	8,560
Regulatory capital – computed	$179,935	$179,935	$188,495

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

For the year ended September 30, 2013 and the three months ended December 31, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Analysis

Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The following table presents the change in the present value of equity at December 31, 2013 that would occur in the event of an immediate change in interest rates based on management assumptions.

	Present Value of Equity
Change in	Market
Basis Points	Value	$ Change	% Change
	(Dollars in thousands)
300	$276,278	$(5,554)	(2.0)%
200	278,959	(2,873)	(1.0)
100	281,021	(811)	(0.3)
0	281,832	-	-
-100	273,677	(8,155)	(2.9)

Using the same assumptions as above, the sensitivity of our projected net interest income for the twelve months ending December 31, 2014 is as follows:

	Projected Net Interest Income
Change in	Net Interest
Basis Points	Income	$ Change	% Change
	(Dollars in thousands)
300	$26,048	$(436)	(1.6)%
200	26,247	(237)	(0.9)
100	26,350	(134)	(0.5)
0	26,484	-	-
-100	25,955	(529)	(2.0)

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

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report filed on Form 10-K for the year ended September 30, 2013.  As of December 31, 2013, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.
(b)  Not applicable.
(c)  Purchases of securities

The Company’s purchases of its common stock made during the three months ended December 31, 2013 are summarized as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
October 1 – 31, 2013	42,500	$18.81	42,500	570,030
November 1 – 30, 2013	40,400	19.31	40,400	529,630
December 1 – 31, 2013	46,700	19.91	46,700	482,930
Total	129,600	19.36	129,600
_______________
(1)	On August 29, 2013, the board of directors approved a fourth stock repurchase program whereby the Company was authorized to repurchase up to 612,530 shares, or approximately 5% of its common stock that was outstanding upon completion of the third stock repurchase program. During the three months ended December 31, 2013, the Company repurchased 129,600 shares of its outstanding common stock under this fourth program.

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
101
The following materials from the Franklin Financial Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 are formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements;  (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of  Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

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

FRANKLIN FINANCIAL CORPORATION
Registrant

February 7, 2014	By:	/s/ Richard T. Wheeler, Jr.
Richard T. Wheeler, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

February 7, 2014	By:	/s/ Donald F. Marker
Donald F. Marker
Vice President, Chief Financial Officer and Secretary/Treasurer
(Principal Financial and Accounting Officer)

