Form 10-Q
period 2014-03-31
Franklin Financial Corp
filed 2014-05-09
CIK 1505823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

11,823,623 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at May 6, 2014.

Franklin Financial Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)	March 31, 2014	September 30, 2013
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$25,047	$28,005
Interest-bearing deposits in other banks	59,301	67,724
Money market investments	4,827	3,185
Total cash and cash equivalents	89,175	98,914

Securities available for sale	253,289	304,998
Securities held to maturity	114,963	70,249

Loans, net of deferred loan fees	554,793	520,923
Less allowance for loan losses	10,721	9,740
Net loans	544,072	511,183

Federal Home Loan Bank stock	9,503	9,328
Office properties and equipment, net	6,797	6,881
Other real estate owned	25,868	6,715
Accrued interest receivable:
Loans	2,461	2,257
Mortgage-backed securities and collateralized mortgage obligations	835	715
Other investment securities	888	1,109
Total accrued interest receivable	4,184	4,081

Cash surrender value of bank-owned life insurance	34,792	34,296
Prepaid expenses and other assets	12,552	12,676
Total assets	$1,095,195	$1,059,321

Liabilities and Stockholders’ Equity
Deposits:
Regular checking	$2,423	$1,526
Savings deposits	292,498	281,998
Time deposits	375,699	363,314
Total deposits	670,620	646,838

Federal Home Loan Bank borrowings	174,133	163,485
Advance payments by borrowers for property taxes and insurance	2,886	2,769
Accrued expenses and other liabilities	4,440	4,835
Total liabilities	852,079	817,927

Commitments and contingencies (see note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.01 par value: 75,000,000 shares authorized, 11,933,023 and 12,250,625 shares issued and outstanding, respectively	119	123
Additional paid-in capital	106,882	112,516
Unearned ESOP shares	(9,585)	(9,870)
Unearned equity incentive plan shares	(6,284)	(7,725)
Undistributed stock-based deferral plan shares	(2,646)	(2,646)
Retained earnings	143,243	136,255
Accumulated other comprehensive income	11,387	12,741
Total stockholders’ equity	243,116	241,394
Total liabilities and stockholders’ equity	$1,095,195	$1,059,321

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

Three and Six Months Ended March 31, 2014 and 2013 (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Interest and dividend income:
Interest and fees on loans	$7,919	$7,353	$15,822	$14,601
Interest on deposits in other banks	14	49	53	100
Interest and dividends on securities:
Taxable	2,522	2,445	4,899	5,076
Nontaxable	–	67	–	135
Total interest and dividend income	10,455	9,914	20,774	19,912
Interest expense:
Interest on deposits	1,642	1,612	3,296	3,309
Interest on borrowings	1,814	1,911	3,650	3,857
Total interest expense	3,456	3,523	6,946	7,166
Net interest income	6,999	6,391	13,828	12,746
Provision for loan losses	296	126	1,393	361
Net interest income after provision for loan losses	6,703	6,265	12,435	12,385
Noninterest income (expense):
Service charges on deposit accounts	12	11	28	23
Other service charges and fees	151	72	291	335
Gains on sales of loans held for sale	–	45	–	94
Gains on sales of securities, net	2,973	1,382	4,645	1,413
Gains on sales of other real estate owned	40	525	152	1,564
Impairment of securities, net:
Impairment of securities	–	(1,029)	(266)	(1,079)
Less: Impairment recognized in other comprehensive income	–	(953)	309	(884)
Net impairment reflected in income	–	(76)	(575)	(195)

Increase in cash surrender value of bank-owned life insurance	313	315	634	642
Other operating income	220	181	456	368
Total noninterest income	3,709	2,455	5,631	4,244
Other noninterest expenses:
Personnel expense	2,747	2,798	5,382	5,534
Occupancy expense	247	245	496	481
Equipment expense	223	227	439	454
Advertising expense	46	32	129	59
Federal deposit insurance premiums	202	157	384	353
Impairment of other real estate owned	8	–	8	–
Other operating expenses	1,392	1,254	2,689	2,425
Total other noninterest expenses	4,865	4,713	9,527	9,306
Income before provision for income taxes	5,547	4,007	8,539	7,323
Provision for income taxes	1,144	1,292	1,551	2,299
Net income	$4,403	$2,715	$6,988	$5,024

Basic net income per common share	$0.40	$0.23	$0.63	$0.42

Diluted net income per common share	$0.38	$0.23	$0.61	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three and Six Months Ended March 31, 2014 and 2013 (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2014		2013
Net income		$4,403		$2,715
Other comprehensive (loss) income, net of income tax (benefit) expense:
Net unrealized holding gains or losses arising during the period (net of tax 2014: $(129), 2013: $164)	$373		$2,751
Reclassification adjustment for gains or losses included in net income (net of tax 2014: $123, 2013: $525)	(2,142)		(857)
Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization (net of tax 2014: $535, 2013: $(334))	873		(545)
Other comprehensive (loss) income		(896)		1,349
Total comprehensive income		$3,507		$4,064

	Six Months Ended March 31,
(Dollars in thousands)	2014		2013
Net income		$6,988		$5,024
Other comprehensive (loss) income, net of income tax (benefit) expense:
Net unrealized holding gains or losses arising during the period (net of tax 2014: $(413), 2013: $(191))	$1,349		$2,812
Reclassification adjustment for gains or losses included in net income (net of tax 2014: $123, 2013: $520)	(3,814)		(849)
Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization (net of tax 2014: $681, 2013: $(284))	1,111		(462)
Other comprehensive (loss) income		(1,354)		1,501
Total comprehensive income		$5,634		$6,525

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended March 31, 2014 and 2013 (Unaudited)

(Dollars in thousands, except per share amount)	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Equity Incentive Plan Shares	Undistributed Stock-Based Deferral Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at September 30, 2012	$133	$129,391	$(10,442)	$(7,411)	$(2,533)	$132,251	$8,078	$249,467
ESOP shares allocated	-	205	285	-	-	-	-	490
Repurchase of common stock	(6)	(10,401)	-	-	-	-	-	(10,407)
Stock-based compensation expense	-	1,863	-	-	-	-	-	1,863
Common stock purchased for equity incentive plan	-	-	-	(1,754)	-	-	-	(1,754)
Common stock purchased by stock-based deferral plan	-	113	-	-	(113)	-	-	-
Vesting of restricted stock	-	(1,440)	-	1,440	-	-	-	-
Tax benefit from restricted stock vesting	-	165	-	-	-	-	-	165
Cash dividend paid ($0.45 per share)	-	-	-	-	-	(5,342)	-	(5,342)
Net income	-	-	-	-	-	5,024	-	5,024
Other comprehensive income	-	-	-	-	-	-	1,501	1,501
Balance at March 31, 2013	$127	$119,896	$(10,157)	$(7,725)	$(2,646)	$131,933	$9,579	$241,007
Balance at September 30, 2013	$123	$112,516	$(9,870)	$(7,725)	$(2,646)	$136,255	$12,741	$241,394
ESOP shares allocated	-	272	285	-	-	-	-	557
Repurchase of common stock	(4)	(6,178)	-	-	-	-	-	(6,182)
Stock-based compensation expense	-	1,504	-	-	-	-	-	1,504
Vesting of restricted stock	-	(1,441)	-	1,441	-	-	-	-
Tax benefit from restricted stock vesting	-	209	-	-	-	-	-	209
Net income	-	-	-	-	-	6,988	-	6,988
Other comprehensive loss	-	-	-	-	-	-	(1,354)	(1,354)
Balance at March 31, 2014	$119	$106,882	$(9,585)	$(6,284)	$(2,646)	$143,243	$11,387	$243,116

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended March 31, 2014 and 2013 (Unaudited)

	2014	2013
(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$6,988	$5,024
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	426	445
Provision for loan losses	1,393	361
Impairment charges on other real estate owned	8	-
Gains on sales of securities, net	(4,645)	(1,413)
Impairment charge on securities	575	195
Losses on sales or disposal of office properties and equipment, net	24	1
Gains on sales of other real estate owned, net	(152)	(1,564)
Net amortization on securities	737	1,294
Amortization of deferred amounts related to Federal Home Loan Bank borrowings	648	637
Gains on sales of loans held for sale	-	(94)
Originations of loans held for sale	-	(3,250)
Sales and principal payments on loans held for sale	-	4,159
ESOP compensation expense	557	490
Stock-based compensation expense	1,504	1,863
Changes in assets and liabilities:
Accrued interest receivable	(103)	403
Cash surrender value of bank-owned life insurance	(634)	(642)
Prepaid expenses and other assets	187	2,390
Advance payments by borrowers for property taxes and insurance	117	497
Accrued expenses and other liabilities	(396)	(143)
Net cash and cash equivalents provided by operating activities	7,234	10,653
Cash Flows From Investing Activities
Net (purchases) redemptions of Federal Home Loan Bank stock	(175)	303
Proceeds from maturities, calls and paydowns of securities available for sale	44,524	73,698
Proceeds from sales and redemptions of securities available for sale	7,388	18,334
Purchases of securities available for sale	-	(41,869)
Proceeds from maturities and paydowns of securities held to maturity	5,548	2,335
Proceeds from sales of securities held to maturity	9,145	-
Purchases of securities held to maturity	(57,485)	-
Net increase in loans	(54,120)	(19,007)
Purchases of office properties and equipment	(366)	(1,301)
Proceeds from sales of other real estate owned	830	9,078
Proceeds from bank-owned life insurance	138	-
Net cash and cash equivalents (used) provided by investing activities	(44,573)	41,571
Cash Flows From Financing Activities
Net increase in regular checking	897	421
Net increase in savings deposits	10,500	5,104
Net increase (decrease) in time deposits	12,385	(17,019)
Repurchase of common stock	(6,182)	(10,407)
Common stock purchased for equity incentive plan	-	(1,754)
Net proceeds of long-term Federal Home Loan Bank borrowings	10,000	-
Cash dividends paid to common stockholders	-	(5,342)
Net cash and cash equivalents provided (used) by financing activities	27,600	(28,997)
Net (decrease) increase in cash and cash equivalents	(9,739)	23,227
Cash and cash equivalents at beginning of period	98,914	119,879
Cash and cash equivalents at end of period	$89,175	$143,106

Supplemental disclosures of cash flow information
Cash payments for interest	$6,287	$6,547
Cash payments for income taxes	$1,863	$500
Supplemental schedule of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$(3,000)	$1,252
Transfer of loans to other real estate owned	$20,666	$1,965
Sales of other real estate owned financed by the Bank	$828	$752

.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Note 1.  Nature of Business and Summary of Significant Accounting Policies

Organization and Description of Business -- Franklin Financial Corporation (“Franklin Financial”), a Virginia corporation, is the holding company for Franklin Federal Savings Bank (“Franklin Federal” or the “Bank”), a federally chartered capital stock savings bank engaged in the business of attracting retail deposits from the general public and originating non-owner-occupied one- to four-family loans, multi-family loans, nonresidential real estate loans, construction loans, land and land development loans, and, on a limited basis, non-real estate loans and second mortgages. The Bank has three wholly owned subsidiaries, Franklin Service Corporation, which provides trustee services on loans originated by the Bank; Reality Holdings LLC, which, through its subsidiaries, holds and manages foreclosed properties purchased upon foreclosure of loans by the Bank; and Franklin Federal Mortgage Holdings LLC, which through a 49% owned joint venture with TowneBank Mortgage, originates, sells and services mortgage loans, primarily on owner-occupied single-family properties. The interim consolidated financial statements presented in this report include the unaudited financial information of Franklin Financial and subsidiaries on a consolidated basis. The Company (as defined below) operates as one segment.

These interim consolidated financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013 (“2013 Form 10-K”).  These interim consolidated financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three and six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014 or any other future period. The consolidated balance sheet as of September 30, 2013 was derived from the Company’s audited annual consolidated financial statements in the 2013 Form 10-K.

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

The general component covers loans not identified as impaired and is based on historical loss experience adjusted for various qualitative factors. The allowance for loan losses is increased by provisions for loan losses and decreased by charge-offs (net of recoveries) and credit provisions. In estimating the allowance, management segregates its portfolio by loan type. Management’s periodic determination of the allowance for loan losses is based on consideration of various factors, including the Company’s past loan loss experience, current delinquency status and loan performance statistics, industry loan loss statistics, periodic loan evaluations, real estate value trends in the Company’s primary lending areas, regulatory requirements, and current economic conditions. The delinquency status of loans is computed based on the contractual terms of the loans.

Management’s estimate of the adequacy of the allowance is subject to evaluation and adjustment by the Bank’s regulators. Management believes that the current allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio.

Stock-Based Compensation -- The Company has issued restricted stock and stock options under the Franklin Financial Corporation 2012 Equity Incentive Plan to key officers and outside directors. In accordance with the requirements of ASC 718, Compensation – Stock Compensation, the Company uses a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period.

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

Reclassifications -- Certain reclassifications have been made to the financial statements of prior periods to conform to the current period presentation. Net income, basic and diluted net income per common share, and stockholders’ equity previously reported were not affected by these reclassifications.

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

Recent Accounting Pronouncements -- In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For public entities, the ASU is effective for fiscal periods, and interim periods within those fiscal periods, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have an effect on the Company’s consolidated financial statements; however, additional required disclosures are presented herein.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments of this ASU provide entities with guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for fiscal periods, and interim periods within those fiscal periods, beginning after December 15, 2013. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments of this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in ASU 2014-01 should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those pre-existing investments. The ASU is effective for fiscal periods, and interim periods within those fiscal periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments of this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This ASU is effective for fiscal periods, and interim periods within those fiscal periods, beginning after December 15, 2014. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

Note 2.  Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at March 31, 2014 and September 30, 2013 are summarized as follows:

	March 31, 2014
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$4,917	$207	$–	$5,124
Agency mortgage-backed securities	103,183	516	1,039	102,660
Agency collateralized mortgage obligations	58,468	486	3	58,951
Corporate equity securities	7,167	8,517	7	15,677
Corporate debt securities	65,888	5,011	22	70,877
Total	$239,623	$14,737	$1,071	$253,289

	September 30, 2013
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$5,370	$191	$–	$5,561
Agency mortgage-backed securities	112,502	695	768	112,429
Agency collateralized mortgage obligations	79,031	1,044	6	80,069
Corporate equity securities	10,941	10,108	7	21,042
Corporate debt securities	80,487	5,429	19	85,897
Total	$288,331	$17,467	$800	$304,998

	March 31, 2014
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$86,866	$402	$267	$87,001
Agency collateralized mortgage obligations	28,097	428	–	28,525
Total	$114,963	$830	$267	$115,526

	September 30, 2013
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$31,692	$–	$31,692	$389	$–	$32,081
Agency collateralized mortgage obligations	30,724	–	30,724	459	148	31,035
Non-agency collateralized mortgage obligations	7,833	1,791	9,624	1,610	1,603	9,631
Total	$70,249	$1,791	$72,040	$2,458	$1,751	$72,747

The amortized cost and estimated fair value of securities at March 31, 2014 and September 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2014				September 30, 2013
	Available for sale		Held to maturity		Available for sale		Held to maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Non-mortgage debt securities:
Due in one year or less	$12,016	$12,014	$–	$–	$21,351	$21,522	$–	$–
Due after one year through five years	29,868	31,692	–	–	32,263	34,055	–	–
Due after five years through ten years	19,967	22,761	–	–	22,712	25,808	–	–
Due after ten years	8,954	9,534	–	–	9,531	10,073	–	–
Total non-mortgage debt securities	70,805	76,001	–	–	85,857	91,458	–	–

Mortgage-backed securities	103,183	102,660	86,866	87,001	112,502	112,429	31,692	32,081
Collateralized mortgage obligations	58,468	58,951	28,097	28,525	79,031	80,069	40,348	40,666
Corporate equity securities	7,167	15,677	–	–	10,941	21,042	–	–
Total securities	$239,623	$253,289	$114,963	$115,526	$288,331	$304,998	$72,040	$72,747

The following tables indicate the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2014 and September 30, 2013:

	March 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses
Available for sale:
Agency mortgage-backed securities	$53,675	$332	$27,293	$707	$80,968	$1,039
Agency collateralized mortgage obligations	4,226	3	–	–	4,226	3
Corporate equity securities	18	7	–	–	18	7
Corporate debt securities	4,987	13	2,991	9	7,978	22
Total available for sale	62,906	355	30,284	716	93,190	1,071

Held to maturity:
Agency mortgage-backed securities	64,037	267	–	–	64,037	267
Total held to maturity	64,037	267	–	–	64,037	267

Total	$126,943	$622	$30,284	$716	$157,227	$1,338

	September 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Available for sale:
Agency mortgage-backed securities	$48,006	$768	$–	$–	$48,006	$768
Agency collateralized mortgage obligations	10,237	6	–	–	10,237	6
Corporate equity securities	22	7	–	–	22	7
Corporate debt securities	2,995	5	2,986	14	5,981	19
Total available for sale	61,260	786	2,986	14	64,246	800

Held to maturity:
Agency collateralized mortgage obligations	17,057	148	–	–	17,057	148
Non-agency collateralized mortgage obligations	46	101	4,698	1,502	4,744	1,603
Total held to maturity	17,103	249	4,698	1,502	21,801	1,751

Total	$78,363	$1,035	$7,684	$1,516	$86,047	$2,551

The Company’s securities portfolio consists of investments in various debt and equity securities as permitted by regulations of the Office of the Comptroller of the Currency (“OCC”) and the Board of Governors of the Federal Reserve System (“FRB”), including mortgage-backed securities, collateralized mortgage obligations, state and local government obligations, corporate debt obligations, and common stock of various companies, almost exclusively community banks.

During the three months ended March 31, 2014 and 2013, the Company recognized gross gains on sales of securities available for sale of $2.3 million and $1.4 million, respectively. During the six months ended March 31, 2014 and 2013, the Company recognized gross gains on sales of securities available for sale of $3.9 million and $1.4 million, respectively. The Company recognized no losses during the three and six months ended March 31, 2014 and 2013. On January 31, 2014, the Company also sold its portfolio of non-agency CMOs, which was classified as held to maturity. This sale was in response to significant deterioration in the creditworthiness of the issuers as well as a significant increase in the risk weights of debt securities used for regulatory risk-based capital purposes. The securities sold had a carrying value of $8.4 million at the time of sale, which generated a gain of $708,000 for the three months ended March 31, 2014.

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

The Company recognized no impairment charges in income for the three months ended March 31, 2014 and $76,000 of impairment charges on debt securities for the three months ended March 31, 2013. The Company recognized total impairment charges in income on debt securities of $575,000 and $195,000 for the six months ended March 31, 2014 and 2013, respectively.

The table below provides a cumulative rollforward of credit losses recognized in earnings for debt securities for which a portion of OTTI is recognized in AOCI for the three and six months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2014	2013	2014	2013
Balance of credit losses at beginning of period	$29	$61	$46	$164
Additions for credit losses on securities not previously recognized	–	5	12	5
Additional credit losses on securities previously recognized as impaired	–	20	243	26
Reductions for securities for which OTTI previously recognized in AOCI was recognized in earnings	–	(20)	(243)	(20)
Reductions for securities sold or paid off	(29)	–	(29)	–
Reductions for increases in expected cash flows	–	(8)	(29)	(117)
Balance of credit losses at end of period	$–	$58	$–	$58

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

Unrealized losses in the remainder of the Company’s portfolio of collateralized mortgage obligations, mortgage-backed securities, and corporate debt securities were related to sixteen securities and were caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary; and because management believes that it is not more likely than not that the Company will be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

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

The Company pledges certain securities as collateral for its FHLB borrowings. Securities collateralizing FHLB borrowings had a carrying value of $262.1 million at March 31, 2014 compared to $157.2 million at September 30, 2013.

Note 3.  Loans

Loans held for investment at March 31, 2014 and September 30, 2013 are summarized as follows:

	March 31,	September 30,
(Dollars in thousands)	2014	2013
Loans
One- to four-family	$93,928	$93,301
Multi-family	100,306	105,295
Nonresidential	257,279	243,562
Construction	44,400	35,823
Land and land development	44,678	46,081
Loans to other financial institutions (unsecured)	17,426	–
Other	401	405
Total loans	558,418	524,467

Deferred loan fees	3,625	3,544
Loans, net of deferred loan fees	554,793	520,923

Allowance for loan losses	10,721	9,740
Net loans	$544,072	$511,183

The Company pledges certain loans as collateral for its FHLB borrowings. Loans collateralizing FHLB borrowings had a carrying value of $327.1 million at March 31, 2014 compared to $315.0 million at September 30, 2013.

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

The allowance is comprised of two components: (1) a general allowance related to loans collectively evaluated and (2) a specific allowance related to loans individually evaluated and identified as impaired. A summary of the methodology the Company employs on a quarterly basis related to each of these components to estimate the allowance for loan losses is as follows.

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

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

	Three Months Ended March 31, 2014
(Dollars in thousands)	One- to four- family	Multi- family	Non- residential	Construction	Land and land development	Loans to other financial institutions	Other	Total

Balance, December 31, 2013	$865	$1,892	$5,783	$479	$1,329	$110	$6	$10,464
Provision	4	(173)	(503)	(3)	838	134	(1)	296
Recoveries	87	–	–	3	2	–	1	93
Charge-offs	(132)	–	–	–	–	–	–	(132)
Balance, March 31, 2014	$824	$1,719	$5,280	$479	$2,169	$244	$6	$10,721

	Three Months Ended March 31, 2013
(Dollars in thousands)	One- to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total

Balance, December 31, 2012	$1,665	$1,271	$3,396	$906	$3,403	$8	$10,649
Provision	78	507	1,143	122	(1,723)	(1)	126
Recoveries	1	–	–	3	9	–	13
Charge-offs	–	–	–	(150)	–	–	(150)
Balance, March 31, 2013	$1,744	$1,778	$4,539	$881	$1,689	$7	$10,638

	Six Months Ended March 31, 2014
(Dollars in thousands)	One- to four- family	Multi- family	Non- residential	Construction	Land and land development	Loans to other financial institutions	Other	Total

Balance, September 30, 2013	$780	$1,856	$5,203	$619	$1,276	$–	$6	$9,740
Provision	62	(137)	77	(146)	1,294	244	(1)	1,393
Recoveries	207	–	–	6	5	–	1	219
Charge-offs	(225)	–	–	–	(406)	–	–	(631)
Balance, March 31, 2014	$824	$1,719	$5,280	$479	$2,169	$244	$6	$10,721

	Six Months Ended March 31, 2013
(Dollars in thousands)	One- to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total

Balance, September 30, 2012	$1,404	$1,060	$3,428	$1,014	$3,373	$5	$10,284
Provision	338	718	1,078	(88)	(1,701)	16	361
Recoveries	2	–	33	105	17	–	157
Charge-offs	–	–	–	(150)	–	(14)	(164)
Balance, March 31, 2013	$1,744	$1,778	$4,539	$881	$1,689	$7	$10,638

During the three and six months ended March 31, 2014, the Company recorded net charge-offs of $39,000 and $412,000, respectively, compared to $137,000 and $7,000, respectively, in the three and six months ended March 31, 2013. During the six months ended March 31, 2014, the Company recorded a provision for loan losses of $62,000, $77,000 and $244,000 for its portfolios of one- to four-family loans, nonresidential loans, and loans to other financial institutions, respectively, due to increased loan balances in these portfolios. The Company also recorded a provision for loan losses of $1.3 million for its portfolio of land and land development loans due to a $406,000 charge-off recorded in the first quarter of fiscal 2014 in connection with a foreclosure on collateral securing a nonperforming loan as well as an increase in the balance of land and land development loans included in the general allowance calculation due to new loans originated during the six months ended March 31, 2014. These provisions were partially offset by credit provisions of $146,000 and $137,000 for the Company’s portfolios of construction loans and multi-family loans, respectively, for the six months ended March 31, 2014. The credit provision for the construction loan portfolio was due to a decline in the reserve rate for the portfolio due to improvements in historical loss experience, partially offset by an increased loan balance in the portfolio. The credit provision for the multi-family loan portfolio was due to a decreased loan balance in the portfolio.

Details of the allowance for loan losses by portfolio segment and impairment methodology at March 31, 2014 and September 30, 2013 are as follows:

	March 31, 2014
	General Allowance		Specific Allowance					Allowance as
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Total Balance	Total Allowance	Coverage	% of total allowance
One- to four-family	$91,787	$824	$2,141	$–	$93,928	$824	0.88%	7.7%
Multi-family	87,722	1,719	12,584	–	100,306	1,719	1.71	16.0
Nonresidential	250,259	5,280	7,020	–	257,279	5,280	2.05	49.2
Construction	44,357	479	43	–	44,400	479	1.08	4.5
Land and land development	35,148	2,169	9,530	–	44,678	2,169	4.86	20.2
Loans to other financial institutions	17,426	244	–	–	17,426	244	1.40	2.3
Other	401	6	–	–	401	6	1.45	0.1
Total allowance	$527,100	$10,721	$31,318	$–	$558,418	$10,721	1.92	100.0%

	September 30, 2013
	General Allowance		Specific Allowance					Allowance as
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Total Balance	Total Allowance	Coverage	% of total allowance
One- to four-family	$85,913	$780	$7,388	$–	$93,301	$780	0.84%	8.0%
Multi-family	92,725	1,856	12,570	–	105,295	1,856	1.76	19.0
Nonresidential	236,520	5,203	7,042	–	243,562	5,203	2.14	53.4
Construction	35,780	619	43	–	35,823	619	1.73	6.4
Land and land development	21,485	1,276	24,596	–	46,081	1,276	2.77	13.1
Other	405	6	–	–	405	6	1.47	0.1
Total allowance	$472,828	$9,740	$51,639	$–	$524,467	$9,740	1.86	100.0%

Details regarding classified loans and impaired loans at March 31, 2014 and September 30, 2013 are as follows:

	March 31,	September 30,
(Dollars in thousands)	2014	2013
Special mention
One- to four-family	$5,106	$5,169
Nonresidential	3,591	6,070
Construction	327	411
Land and land development	3,746	5,195
Total special mention loans	12,770	16,845

Substandard
One- to four-family	2,806	2,452
Construction	3	353
Land and land development	39	39
Total substandard loans	2,848	2,844

Impaired
One- to four-family	2,141	7,388
Multi-family	12,584	12,570
Nonresidential	7,020	7,042
Construction	43	43
Land and land development	9,530	24,596
Total impaired loans	31,318	51,639

Total rated loans	$46,936	$71,328

The decrease in special mention loans at March 31, 2014 compared to September 30, 2013 was primarily the result of the upgrade of one nonresidential loan totaling $2.4 million to satisfactory as well as payments received on a land and land development loan as a result of lot sales during the six months ended March 31, 2014. The decrease in impaired loans was primarily due to the foreclosure of four land and land development loans totaling $16.0 million secured by three separate tracts of land, all of which were taken into other real estate owned, as well as the payoff of two loans on multiple one- to four-family properties totaling $3.8 million during the six months ended March 31, 2014.

Included in impaired loans are troubled debt restructurings of $16.2 million and $11.3 million at March 31, 2014 and September 30, 2013, respectively, that had related allowance balances of zero. Troubled debt restructurings that were performing in accordance with modified terms were $5.7 million and $5.5 million at March 31, 2014 and September 30, 2013, respectively.

Troubled Debt Restructurings

During the six months ended March 31, 2014, the Company modified five loans in troubled debt restructurings, including three one- to four-family loans and two land and land development loans. The three one-to four-family loan modifications pertained to three separate borrowers. The first modification involved a reduction in the monthly principal payment requirement to a borrower experiencing financial difficulty. This loan, which had an outstanding balance of $207,000, was 91-120 days delinquent and on nonaccrual status at March 31, 2014. The remaining two one- to four-family loan modifications involved loans discharged under bankruptcy proceedings. One of these loans, which had an outstanding balance of $157,000, was current and on nonaccrual status at March 31, 2014. The other loan was foreclosed upon, and the property was taken into other real estate owned for $386,000 during the three months ended March 31, 2014. The two land and land development loans pertained to two separate borrowers. Both modifications involved the extension of current loan terms to borrowers experiencing financial difficulty. The first loan, which was previously identified as impaired, had an outstanding balance of $3.6 million and was over 180 days delinquent at March 31, 2014. The second loan had an outstanding balance of $1.1 million and was current at March 31, 2014. Both loans were on nonaccrual status at March 31, 2014. The Company did not have any loans restructured during the previous twelve months that went into default during the six months ended March 31, 2014. Interest recognized on a cash basis on nonaccrual restructured loans was $49,000 and $144,000 for the three and six months ended March 31, 2014, respectively.

During the six months ended March 31, 2013, the Company had no loans modified in troubled debt restructurings. Interest recognized on a cash basis on nonaccrual restructured loans was not material for the three and six months ended March 31, 2013.

Loans summarized by loan type and credit rating at March 31, 2014 and September 30, 2013 are as follows:

	March 31, 2014
(Dollars in thousands)	Total	Excellent	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
One- to four-family	$93,928	$–	$2,487	$27,814	$1,405	$5,106	$2,806	$2,141	$52,169
Multi-family	100,306	280	20,242	59,618	2,607	–	–	12,584	4,975
Nonresidential	257,279	–	97,343	140,337	2,806	3,591	–	7,020	6,182
Construction	44,400	–	3,145	34,600	–	327	3	43	6,282
Land and land development	44,678	–	–	14,392	–	3,746	39	9,530	16,971
Loans to other financial institutions	17,426	–	–	10,950	–	–	–	–	6,476
Other	401	–	–	–	–	–	–	–	401
Total loans	$558,418	$280	$123,217	$287,711	$6,818	$12,770	$2,848	$31,318	$93,456

	September 30, 2013
(Dollars in thousands)	Total	Excellent	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
One- to four-family	$93,301	$–	$1,386	$25,172	$–	$5,169	$2,452	$7,388	$51,734
Multi-family	105,295	283	22,758	64,702	–	–	–	12,570	4,982
Nonresidential	243,562	–	79,079	132,650	–	6,070	–	7,042	18,721
Construction	35,823	–	–	5,003	–	411	353	43	30,013
Land and land development	46,081	–	184	–	734	5,195	39	24,596	15,333
Other	405	–	–	–	–	–	–	–	405
Total loans	$524,467	$283	$103,407	$227,527	$734	$16,845	$2,844	$51,639	$121,188

Details regarding the delinquency status of the Company’s loan portfolio at March 31, 2014 and September 30, 2013 are as follows:

	March 31, 2014
(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One- to four-family	$93,928	$88,480	$1,705	$41	$816	$468	$–	$2,418
Multi-family	100,306	87,722	–	2,500	–	–	–	10,084
Nonresidential	257,279	257,279	–	–	–	–	–	–
Construction	44,400	44,400	–	–	–	–	–	–
Land and land development	44,678	41,106	–	–	–	–	–	3,572
Loans to other financial institutions	17,426	17,426	–	–	–	–	–	–
Other	401	401	–	–	–	–	–	–
Total	$558,418	$536,814	$1,705	$2,541	$816	$468	$–	$16,074

	September 30, 2013
(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One- to four-family	$93,301	$84,881	$602	$–	$578	$1,069	$157	$6,014
Multi-family	105,295	99,254	–	–	–	–	–	6,041
Nonresidential	243,562	243,102	460	–	–	–	–	–
Construction	35,823	35,823	–	–	–	–	–	–
Land and land development	46,081	23,727	2,632	3,632	–	–	–	16,090
Other	405	405	–	–	–	–	–	–
Total	$524,467	$487,192	$3,694	$3,632	$578	$1,069	$157	$28,145

The following is a summary of information pertaining to impaired and nonaccrual loans:

	Six Months Ended March 31, 2014			Six Months Ended March 31, 2013
(Dollars in thousands)	Weighted Average Balance	Interest Income Recognized	Annualized Yield	Weighted Average Balance	Interest Income Recognized	Annualized Yield
Impaired loans
One- to four-family	$4,661	$420	18.03%	$6,254	$95	3.03%
Multi-family	12,570	38	0.60	12,648	249	3.93
Nonresidential	7,033	206	5.85	5,482	178	6.50
Construction	43	1	5.04	54	1	4.08
Land and land development	20,243	190	1.88	9,164	–	–
Total impaired loans	$44,550	$855	3.84	$33,602	$523	3.11

(Dollars in thousands)	March 31, 2014	September 30, 2013
Nonaccrual loans
One- to four-family	$5,186	$10,369
Multi-family	12,584	12,570
Nonresidential	1,579	1,584
Land and land development	9,541	24,608
Total nonaccrual loans	$28,890	$49,131

Interest recognized on a cash basis on all nonaccrual loans was $137,000 and $263,000 for the three months ended March 31, 2014 and 2013, respectively, and $774,000 and $455,000 for the six months ended March 31, 2014 and 2013, respectively. There were no loans past due ninety days or more and accruing at March 31, 2014 or September 30, 2013.

Note 5. Other Real Estate Owned

Other real estate owned at March 31, 2014 and September 30, 2013 was $25.9 million and $6.7 million, respectively. During the six months ended March 31, 2014, the Company sold other real estate owned totaling $1.5 million. The Company recognized net gains on sales of other real estate owned of $40,000 and $152,000 for the three and six months ended March 31, 2014, respectively, compared with net gains of $525,000 and $1.6 million for the three and six months ended March 31, 2013, respectively. Gains on sales for the three and six months ended March 31, 2014 included the recognition of $62,000 and $98,000, respectively, in gains on properties sold in previous periods that had been deferred in accordance with GAAP because financing was provided by the Company and the sale did not meet either initial or continuing investment criteria to qualify for gain recognition. At March 31, 2014, the Company had deferred gains on sales of other real estate owned of $520,000 compared to $519,000 at September 30, 2013. The Company recognized impairment charges on other real estate owned of $8,000 for both the three and six months ended March 31, 2014. No impairment charges on other real estate owned were recognized for the three and six months ended March 31, 2013.

During the six months ended March 31, 2014, the Company foreclosed on loans with balances totaling $20.6 million, including four land and land development loans totaling $16.0 million secured by three separate tracts of land that had previously been identified as impaired. The properties collateralizing these loans had sufficient value such that there were no loan losses as a result of these foreclosures.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(Amounts in thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income available to common stockholders	$4,403	$2,715	$6,988	$5,024
Denominator:
Weighted-average common shares outstanding	11,081	11,817	11,142	11,961
Effect of dilutive securities	312	148	326	136
Weighted-average common shares outstanding - assuming dilution	11,393	11,965	11,468	12,097
Earnings per common share - basic	$0.40	$0.23	$0.63	$0.42
Earnings per common share - diluted	$0.38	$0.23	$0.61	$0.42

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

The Pension Plan assets are held in a trust fund by the plan trustee. The trust agreement under which assets of the Pension Plan are held is a part of the Virginia Bankers Association Master Defined Benefit Pension Plan (the “Plan”). The Plan’s administrative trustee is appointed by the board of directors of the Virginia Bankers Association Benefits Corporation. At March 31, 2014, Reliance Trust Company was investment manager and administrative trustee for the Plan. Contributions are made to the Pension Plan, at management’s discretion, subject to meeting minimum funding requirements, up to the maximum amount allowed under the Employee Retirement Income Security Act of 1974 (ERISA), based upon the actuarially determined amount necessary for meeting plan obligations. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned by employees in the future.

Components of net periodic benefit (income) cost for the three and six months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$88	$105	$175	$211
Interest cost	175	154	351	308
Expected return on plan assets	(264)	(237)	(528)	(474)
Recognized net actuarial loss	(4)	30	(8)	60
Net periodic benefit (income) cost	$(5)	$52	$(10)	$105

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

The table below presents stock option activity for the six months ended March 31, 2014:

(Dollars in thousands, except per share amounts)	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at September 30, 2013	1,107,600	$13.42	8.50	$6,136
Granted	315,200	18.40
Exercised	–	–
Forfeited	–	–
Expired	–	–
Options outstanding at March 31, 2014	1,422,800	$14.52	8.34	$7,166

During the six months ended March 31, 2014, the Company granted 315,200 stock options to directors and officers under the 2012 Equity Incentive Plan. The stock options are contingent upon meeting service conditions and vest ratably over five years. The fair value of these stock option grants was determined using the Black-Scholes option pricing formula, which resulted in a fair value of $4.98 per option. The following assumptions were used in the formula:

Expected volatility	22.02%
Risk-free interest rate	1.89%
Expected dividends	0.00%
Expected life (in years)	6.5
Grant price for the stock options	$18.40

At March 31, 2014, the Company had $3.8 million of unrecognized compensation expense related to 1,380,904 stock options vested or expected to vest. The period over which compensation cost related to non-vested awards is expected to be recognized was 3.54 years at March 31, 2014. As of March 31, 2014, 438,600 options were vested and outstanding. The table below presents information about stock options vested or expected to vest over the remaining vesting period at March 31, 2014:

(Dollars in thousands, except per share amount)
Options vested or expected to vest at period end	1,380,904
Weighted-average exercise price	$14.50
Remaining contractual life (years)	8.34
Aggregate intrinsic value	$6,986

The table below presents restricted stock award activity for the six months ended March 31, 2014:

	Restricted stock awards	Weighted- average grant date fair value
Non-vested at September 30, 2013	359,600	$13.42
Granted	122,500	18.40
Vested	(89,900)	13.42
Forfeited	–	–
Non-vested at March 31, 2014	392,200	$14.98

During the six months ended March 31, 2014, the Company granted 122,500 restricted stock awards to directors and officers under the 2012 Equity Incentive Plan. The restricted stock awards are contingent upon meeting service conditions and vest ratably over five years. Also during the six months ended March 31, 2014, the board of directors of the Company deemed the performance conditions for the 2014 and 2015 vesting periods for the restricted stock awards granted in 2012 to have been met with respect to officers and made the vesting of those awards subject only to meeting service conditions. Performance conditions for the 2016 vesting period remain in place.

At March 31, 2014, unrecognized compensation expense adjusted for expected forfeitures was $3.6 million related to 375,545 shares of restricted stock expected to vest over the remaining vesting period. The weighted-average period over which compensation cost related to non-vested restricted stock awards is expected to be recognized was 3.8 years at March 31, 2014.

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock options and restricted stock issued and outstanding as of March 31, 2014 that will be recognized in future periods is as follows:

(Dollars in thousands)	Stock Options	Restricted Stock	Total
For the six months ending September 30, 2014	$560	$586	$1,146
For the year ending September 30, 2015	1,117	1,170	2,287
For the year ending September 30, 2016	1,118	909	2,027
For the year ending September 30, 2017	700	540	1,240
For the year ending September 30, 2018	298	428	726
For the year ending September 30, 2019	2	4	6
Total	$3,795	$3,637	$7,432

Share-based compensation related to stock options and restricted stock recognized for the three and six months ended March 31, 2014 was $744,000 and $1.5 million, respectively, and the related income tax benefit was $283,000 and $571,000, respectively. Share-based compensation related to stock options and restricted stock recognized for the three and six months ended March 31, 2013 was $914,000 and $1.9 million, respectively, and the related income tax benefit was $347,000 and $708,000, respectively.

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

Compensation expense related to the ESOP for the three and six months ended March 31, 2014 was $274,000 and $557,000, respectively, compared to $249,000 and $490,000, respectively, for the three and six months ended March 31, 2013. The fair value of unearned ESOP shares, using the closing quoted market price per share of the Company’s stock, was $18.7 million at March 31, 2014. A summary of ESOP share allocation for the six months ended March 31, 2014 is as follows:

Shares allocated at September 30, 2013	155,775
Shares allocated during the period	28,528
Shares distributed during the period	(1,516)
Allocated shares held by the ESOP trust at March 31, 2014	182,787
Unearned shares at March 31, 2014	958,487
Total ESOP shares	1,141,274

Stock-Based Deferral Plan

In connection with the Company’s stock conversion completed in April 2011, the Company adopted a stock-based deferral plan whereby certain officers and directors could use funds from previously existing nonqualified deferred compensation plans to invest in stock of the Company. The Company established a trust to hold shares purchased through the stock-based deferral plan. The stock-based deferral plan as well as the Bank’s previously existing nonqualified deferred compensation plans were terminated on December 18, 2013 and must be paid out no sooner than December 19, 2014 and no later than December 18, 2015. The trust, which qualifies as a rabbi trust, will be terminated upon distribution of shares held by the trust. Until then, shares held by the trust are accounted for in a manner similar to treasury stock, and the deferred compensation balance is recorded as a component of additional paid-in capital on the Company’s consolidated balance sheet in accordance with GAAP.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since some commitments may expire without being funded, the commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $105.9 million and $101.1 million at March 31, 2014 and September 30, 2013, respectively.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk and recourse provisions involved in issuing letters of credit are essentially the same as those involved in extending loans to customers, and the estimated fair value of these letters of credit, which is included in accrued expenses and other liabilities, was not material at March 31, 2014 and September 30, 2013. The amount of standby letters of credit was $2.7 million and $1.5 million at March 31, 2014 and September 30, 2013, respectively. The Company believes that the likelihood of having to perform on standby letters of credit is remote based on the financial condition of the guarantors and the Company’s historical experience.

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

Assets measured at fair value on a recurring basis as of March 31, 2014 and September 30, 2013 are summarized below:

	March 31, 2014				September 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Securities available for sale
States and political subdivisions	$5,124	$–	$5,124	$–	$5,561	$–	$5,561	$–
Agency mortgage-backed securities	102,660	–	102,660	–	112,429	–	112,429	–
Agency collateralized mortgage obligations	58,951	–	58,951	–	80,069	–	80,069	–
Corporate equity securities	15,677	15,677	–	–	21,042	21,042	–	–
Corporate debt securities	70,877	–	66,466	4,411	85,897	–	81,385	4,512
Total assets at fair value	$253,289	$15,677	$233,201	$4,411	$304,998	$21,042	$279,444	$4,512

A rollforward of securities classified as Level 3 measured at fair value on a recurring basis for the six months ended March 31, 2014 and 2013 is as follows (dollars in thousands):

	Six Months Ended March 31,
	2014	2013
Balance of Level 3 assets measured on a recurring basis at beginning of period	$4,512	$6,433
Principal payments in period	(110)	(101)
Sales of securities in period	–	(1,496)
Amortization of premiums or discounts	(13)	(14)
Other-than-temporary impairment charges included in noninterest income	–	(44)
Net change in unrealized gains or losses included in accumulated other comprehensive income	22	47
Balance of Level 3 assets measured on a recurring basis at end of period	$4,411	$4,825

Level 3 securities measured at fair value on a recurring basis at March 31, 2014 consisted of one corporate debt security for which the Company was not able to obtain dealer quotes due to lack of trading activity. For this security the Company obtained a bid indication from a third-party trading desk to determine the fair value.

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period, including held-to-maturity securities, impaired loans, and real estate owned. Held-to-maturity securities are measured at fair value in a period in which an other-than-temporary impairment charge is recognized. Impaired loans are measured at fair value when a change in the value of the underlying collateral or a change in the present value of estimated future cash flows result in a change in the specific allowance for such a loan. Other real estate owned is measured at fair value in the period of foreclosure or in a period in which a change in net realizable value results in an impairment charge.

Assets measured at fair value on a non-recurring basis as of March 31, 2014 and September 30, 2013 are included in the table below:

	March 31, 2014				September 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Non-agency collateralized mortgage obligations	$–	$–	$–	$–	$7	$–	$–	$7
Impaired loans
One- to four-family	157	–	–	157	3,633	–	–	3,633
Multi-family	–	–	–	–	12,570	–	–	12,570
Land and land development	–	–	–	–	12,681	–	–	12,681
Other real estate owned	11,898	–	5,061	6,837	2,083	–	–	2,083
Total assets at fair value	$12,055	$–	$5,061	$6,994	$30,974	$–	$–	$30,974

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

The estimated fair values of the Company’s financial instruments, as well as their classifications in the fair value hierarchy, at March 31, 2014 and September 30, 2013 are as follows:

	March 31, 2014
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$89,175	$89,175	$89,175	$89,175	$–	$–	$–	$–
Securities available for sale	253,289	253,289	15,677	15,677	233,201	233,201	4,411	4,411
Securities held to maturity	114,963	115,526	–	–	114,963	115,526	–	–
Net loans	544,072	552,113	–	–	–	–	544,072	552,113
FHLB stock	9,503	9,503	9,503	9,503	–	–	–	–
Accrued interest receivable	4,184	4,184	4,184	4,184	–	–	–	–

Financial liabilities:
Deposits	670,620	674,112	–	–	670,620	674,112	–	–
FHLB borrowings	174,133	194,101	–	–	174,133	194,101	–	–
Accrued interest payable	841	841	841	841	–	–	–	–
Advance payments by borrowers for taxes and insurance	2,886	2,886	2,886	2,886	–	–	–	–

Off-balance-sheet financial instruments:
Commitments to extend credit	–	–	–	–	–	–	–	–
Standby letters of credit	–	30	–	–	–	–	–	30

	September 30, 2013
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$98,914	$98,914	$98,914	$98,914	$–	$–	$–	$–
Securities available for sale	304,998	304,998	21,042	21,042	279,444	279,444	4,512	4,512
Securities held to maturity	70,249	72,747	–	–	62,416	63,116	7,833	9,631
Net loans	511,183	522,494	–	–	–	–	511,183	522,494
FHLB stock	9,328	9,328	9,328	9,328	–	–	–	–
Accrued interest receivable	4,081	4,081	4,081	4,081	–	–	–	–

Financial liabilities:
Deposits	646,838	650,508	–	–	646,838	650,508	–	–
FHLB borrowings	163,485	183,868	–	–	163,485	183,868	–	–
Accrued interest payable	852	852	852	852	–	–	–	–
Advance payments by borrowers for taxes and insurance	2,769	2,769	2,769	2,769	–	–	–	–

Off-balance-sheet financial instruments:
Commitments to extend credit	–	–	–	–	–	–	–	–
Standby letters of credit	–	21	–	–	–	–	–	21

Note 10. Accumulated Other Comprehensive Income

The table below summarizes the reclassifications out of accumulated other comprehensive income (“AOCI”) for the three and six months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Details about AOCI components	Amount reclassified from AOCI	Affected line item in the consolidated income statement	Amount reclassified from AOCI	Affected line item in the consolidated income statement
Net unrealized holding gains or losses arising during the period on available for sale securities
	$(2,265)	Gains on sales of securities, net	$(1,382)	Gains on sales of securities, net
	-		-
	(2,265)	Income before provision for income taxes	(1,382)	Income before provision for income taxes
	123	Provision for income taxes	525	Provision for income taxes
	$(2,142)	Net income	$(857)	Net income

	Six Months Ended March 31, 2014		Six Months Ended March 31, 2013
Details about AOCI components	Amount reclassified from AOCI	Affected line item in the consolidated income statement	Amount reclassified from AOCI	Affected line item in the consolidated income statement
Net unrealized holding gains or losses arising during the period on available for sale securities
	$(3,937)	Gains on sales of securities, net	$(1,413)	Gains on sales of securities, net
	-		44	Net impairment reflected in income
	(3,937)	Income before provision for income taxes	(1,369)	Income before provision for income taxes
	123	Provision for income taxes	520	Provision for income taxes
	$(3,814)	Net income	$(849)	Net income

The table below summarizes the changes in AOCI by component, net of tax, for the three and six months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31, 2014
	Net unrealized gains on investments	Defined benefit pension plan	OTTI on investments	Total
Beginning balance	$13,475	$(319)	$(873)	$12,283
Other comprehensive income before reclassification	373	-	873	1,246
Amounts reclassified from AOCI	(2,142)	-	-	(2,142)
Net other comprehensive (loss) income during the period	(1,769)	-	873	(896)
Ending balance	$11,706	$(319)	$-	$11,387

	Three Months Ended March 31, 2013
	Net unrealized gains on investments	Defined benefit pension plan	OTTI on investments	Total
Beginning balance	$10,724	$(1,800)	$(694)	$8,230
Other comprehensive income before reclassification	2,751	-	(545)	2,206
Amounts reclassified from AOCI	(857)	-	-	(857)
Net other comprehensive income (loss) during the period	1,894	-	(545)	1,349
Ending balance	$12,618	$(1,800)	$(1,239)	$9,579

	Six Months Ended March 31, 2014
	Net unrealized gains on investments	Defined benefit pension plan	OTTI on investments	Total
Beginning balance	$14,171	$(319)	$(1,111)	$12,741
Other comprehensive income before reclassification	1,349	-	1,111	2,460
Amounts reclassified from AOCI	(3,814)	-	-	(3,814)
Net other comprehensive (loss) income during the period	(2,465)	-	1,111	(1,354)
Ending balance	$11,706	$(319)	$-	$11,387

	Six Months Ended March 31, 2013
	Net unrealized gains on investments	Defined benefit pension plan	OTTI on investments	Total
Beginning balance	$10,655	$(1,800)	$(777)	$8,078
Other comprehensive income before reclassification	2,812	-	(462)	2,350
Amounts reclassified from AOCI	(849)	-	-	(849)
Net other comprehensive income (loss) during the period	1,963	-	(462)	1,501
Ending balance	$12,618	$(1,800)	$(1,239)	$9,579

Note 11. Stock Repurchase Program

On August 29, 2013, the board of directors approved a fourth stock repurchase program whereby the Company was authorized to repurchase up to 612,530 shares, or approximately 5% of its common stock that was outstanding upon completion of the third stock repurchase program. During the three and six months ended March 31, 2014, the Company repurchased 166,800 shares and 296,400 shares, respectively, of its outstanding common stock under this fourth program for $3.3 million and $5.8 million, respectively, or an average price of $19.53 per share and $19.46 per share, respectively.

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

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets and liabilities or on income and expense to be critical accounting policies.

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

Other-Than-Temporary Impairment. Investment securities are reviewed at each quarter end to determine whether the fair value is below the current amortized cost. When the fair value of any of our investment securities has declined below its amortized cost, management is required to assess whether the decline is other than temporary. In making this assessment, we consider such factors as the type of investment, the length of time and extent to which the fair value has been below the carrying value, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment long enough to allow for any anticipated recovery. The decision to record a write-down, its amount and the period in which it is recorded could change if management’s assessment of the above factors were different. We do not record impairment write-downs on debt securities when impairment is due to changes in interest rates, since we have the intent and ability to realize the full value of the investments by holding them to maturity. Quoted market value is considered to be fair value for actively traded securities. For illiquid and thinly traded securities where market quotes are not available, we use discounted cash flows to determine fair value. Additional information regarding our accounting for investment securities is included in note 2 of the notes to the unaudited consolidated financial statements.

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

Comparison of Financial Condition at March 31, 2014 and September 30, 2013

Assets. Total assets at March 31, 2014 were $1.10 billion, an increase of $35.9 million, or 3.4%, from total assets of $1.06 billion at September 30, 2013.

Cash and cash equivalents decreased $9.7 million to $89.2 million at March 31, 2014 compared to $98.9 million at September 30, 2013, a decrease of 9.8%. The decrease in cash and cash equivalents from September 30, 2013 to March 31, 2014 was primarily due to an increase in loans, purchases of securities, and stock repurchases, partially offset by net income, an increase in deposits, an increase in FHLB borrowings, and sales, prepayments and maturities of securities.

Securities decreased $7.0 million, or 1.9%, to $368.3 million at March 31, 2014 compared to $375.3 million at September 30, 2013. The decrease in securities was due to $35.5 million of normal principal payments on securities, $12.3 million of maturities of corporate debt securities, $7.4 million of sales of equity securities, and $9.1 million of sales of private-label collateralized mortgage obligations (“CMOs”), partially offset by the purchase of $57.5 million of mortgage-backed securities (“MBSs”).

Total loans increased $34.0 million, or 6.5%, to $558.4 million at March 31, 2014 compared to $524.4 million at September 30, 2013. Nonresidential loans increased $13.7 million, loans to other financial institutions increased $17.4 million, construction loans increased $8.6 million, and one- to four-family loans increased $627,000. These increases were partially offset by a decline in land and land development loans of $1.4 million and multi-family loans of $5.0 million.

Liabilities. Total liabilities at March 31, 2014 were $852.1 million compared to $817.9 million at September 30, 2013, an increase of $34.2 million, or 4.2%, due to an increase in deposits and FHLB borrowings. Total deposits increased $23.8 million primarily due to a $12.4 million increase in certificates of deposit and a $10.5 million increase in savings deposits. FHLB borrowings increased $10.6 million due to an additional advance of $10.0 million obtained during the three months ended March 31, 2014. The new advance has an interest rate of 1.65% and will mature in September 2018.

Stockholders’ equity. Stockholders’ equity was $243.1 million at March 31, 2014, an increase of $1.7 million, or 0.7%, from September 30, 2013. The increase was the result of net income of $7.0 million, stock-based compensation expense of $1.5, and the allocation of $557,000 of ESOP shares, partially offset by the repurchase of $6.2 million of common stock as part of the Company’s stock repurchase programs and changes in accumulated other comprehensive income of $1.4 million.

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

	For the Three Months Ended March 31,
	2014			2013
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One- to four-family	$94,903	$1,595	6.82%	$101,050	$1,725	6.92%
Multi-family	100,994	1,280	5.14	90,925	1,411	6.29
Nonresidential	256,629	3,776	5.97	213,039	3,409	6.49
Construction	42,663	594	5.65	24,065	324	5.46
Land and land development	47,767	440	3.74	46,090	475	4.18
Loans to other financial institutions	17,027	226	5.38	–	–	–
Other	402	8	8.07	443	9	8.24
Total loans	560,385	7,919	5.73	475,612	7,353	6.27
Securities:
Collateralized mortgage obligations	96,569	456	1.92	144,970	549	1.54
Mortgage-backed securities	187,515	998	2.16	112,601	450	1.62
States and political subdivisions	5,196	75	5.85	11,897	163	5.56
Corporate equity securities	17,549	88	2.03	16,258	87	2.17
Corporate debt securities	72,773	817	4.55	102,072	1,204	4.78
Total securities	379,602	2,434	2.60	387,798	2,453	2.57
Investment in FHLB stock	9,379	88	3.81	10,072	59	2.38
Other interest-earning assets	41,422	14	0.14	102,148	49	0.20
Total interest-earning assets	990,788	10,455	4.28	975,630	9,914	4.12
Allowance for loan losses	(10,560)			(10,853)
Noninterest-earning assets	103,933			91,266
Total assets	$1,084,161			$1,056,043
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Money market savings	$247,872	320	0.52	$227,361	269	0.48
Money market checking	45,300	49	0.44	47,878	51	0.43
Certificates of deposit	370,967	1,273	1.39	356,369	1,292	1.47
Total deposits	664,139	1,642	1.00	631,608	1,612	1.04
FHLB borrowings	165,920	1,814	4.43	172,635	1,911	4.49
Total interest-bearing liabilities	830,059	3,456	1.69	804,243	3,523	1.78
Noninterest bearing liabilities	9,906			10,757
Total liabilities	839,965			815,000
Stockholders’ equity	244,196			241,043
Total liabilities and stockholders’ equity	$1,084,161			$1,056,043
Net interest income		$6,999			$6,391
Interest rate spread(1)			2.59%			2.34%
Net interest margin(2)			2.86%			2.66%
Average interest-earning assets to average interest-bearing liabilities			119%			121%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and March 31, 2013

General. We had net income of $4.4 million, or $0.38 per diluted share, for the three months ended March 31, 2014 compared to $2.7 million, or $0.23 per diluted share, for the three months ended March 31, 2013, an improvement of $1.7 million. The increase was the net result of a $608,000 increase in net interest income, a $1.6 million increase in gains on sales of securities, a $76,000 decrease in other-than-temporary impairment charges on securities included in income, a $79,000 increase in other service charges and fees, and a $148,000 decrease in the provision for income taxes, partially offset by a $170,000 increase in the provision for loan losses, a $485,000 decrease in gains on sales of other real estate owned, and a $152,000 increase in other noninterest expenses.

Net Interest Income. Net interest income increased $608,000, or 9.5%, to $7.0 million in the three months ended March 31, 2014 from $6.4 million in the three months ended March 31, 2013. Net interest margin increased 20 basis points to 2.86% for the three months ended March 31, 2014 from 2.66% for the three months ended March 31, 2013. The average balances of interest-earning assets increased $15.2 million from the three months ended March 31, 2013 to the three months ended March 31, 2014, and the yield increased 16 basis points.

Total interest and dividend income increased $541,000, or 5.4%, to $10.5 million for the three months ended March 31, 2014 from $9.9 million for the three months ended March 31, 2013. Interest income on loans increased $566,000 primarily due to an increase of $84.8 million in the average balance of loans, partially offset by a 54 basis point decline in yield. The decline in yield was primarily the result of lower interest rates for new loans due in part to increased competition for quality loans. The average balance of nonresidential loans increased $43.6 million and the yield declined 52 basis points. The average balance of multi-family loans increased $10.1 million and the yield decreased 115 basis points. The average balance of land and land development loans increased $1.7 million and the yield decreased 44 basis points. The average balance of construction loans increased $18.6 million and the yield increased 19 basis points. The increase in both interest income on loans and the average balance of loans was also due to the new loans to other financial institutions portfolio, which had an average balance of $17.0 million and a yield of 5.38% for the three months ended March 31, 2014. These increases in average balances were partially offset by a $6.1 million decrease in the average balance of one- to four-family loans, with a decrease in yield of 10 basis points.

Interest and dividend income on investment securities (excluding FHLB stock) decreased $19,000, or 0.8%, due to an $8.2 million decrease in the average balance of investment securities for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, partially offset by a 3 basis point increase in yield. The average balance of corporate debt securities decreased $29.3 million and the yield decreased 23 basis points due to the sale of longer-term corporate bonds, resulting in a decrease in interest income of $387,000. The average balance of CMOs decreased $48.4 million due to prepayments as well as the sale of our portfolio of non-agency CMOs during the current quarter and the yield increased 38 basis points, resulting in a decrease in interest income of $93,000. The average balance of state and political subdivision obligations decreased $6.7 million primarily due to the sale of a substandard municipal bond backed by student loans in March 2013, and the yield increased 29 basis points, resulting in a decrease in interest income of $88,000. These decreases were partially offset by a $74.9 million increase in the average balance of MBSs as well as a 54 basis point increase in yield, resulting in an increase in interest income of $548,000. The Company has significantly increased its investment in short-term MBSs to meet regulatory qualified thrift lender requirements and to better position the Company for rising interest rates.

Total interest expense was $3.5 million for the three months ended March 31, 2014 and 2013, decreasing $67,000, or 1.9%. The decline was the result of a $97,000 decrease in Federal Home Loan Bank (“FHLB”) borrowings costs, partially offset by a $30,000 increase in deposit costs. The average balance of interest-bearing deposits increased $32.5 million due to a $20.5 million increase in the average balance of money market savings accounts and a $14.6 million increase in the average balance of certificates of deposit. The average interest rate paid on deposits decreased 4 basis points as a result of the maturity of higher-yielding time deposits and their renewal at lower prevailing rates. The average balance of FHLB borrowings decreased $6.7 million and the average interest rate paid declined 6 basis points due to a prepayment made during the fourth quarter of fiscal 2013, slightly offset by a new advance obtained on March 14, 2014.

Provision for Loan Losses. The provision for loan losses increased $170,000 to $296,000 for the three months ended March 31, 2014 compared to $126,000 for the three months ended March 31, 2013. Net loan charge-offs were $39,000 for the three months ended March 31, 2014 compared to $137,000 for the three months ended March 31, 2013. The overall allowance rate increased 2 basis points at March 31, 2014 to 1.92% of total loans from 1.90% of total loans at December 31, 2013. See note 4 of the notes to the unaudited consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

Noninterest Income.

The following table presents the components of noninterest income and the percentage increase (decrease) from the comparable prior year quarter:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2014	2013	%
Service charges on deposit accounts	$12	$11	17.2%
Other service charges and fees	151	72	108.9
Gains on sales of loans held for sale	-	45	(100.0)
Gains on sales of securities, net	2,973	1,382	115.2
Gains on sales of other real estate owned	40	525	(92.4)

Impairment of securities	-	(1,029)	(100.0)
Impairment recognized in OCI	-	(953)	(100.0)
Net impairment reflected in earnings	-	(76)	(100.0)

Increase in cash surrender value of bank-owned life insurance	313	315	(0.8)
Other operating income	220	181	21.8
Total noninterest income	$3,709	$2,455	51.1

Gains, Losses, and Impairment Charges on Securities. Other-than-temporary-impairment charges on securities reflected in earnings decreased $76,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Impairment charges reflected in earnings for the three months ended March 31, 2013 related to the Company’s portfolio of non-agency CMOs. There were no impairment charges reflected in earnings for the three months ended March 31, 2014. Sales of securities resulted in gains of $3.0 million for the three months ended March 31, 2014 compared to $1.4 million for the three months ended March 31, 2013. Securities sold during the three months ended March 31, 2014 included equity securities of local community bank holding companies as well as the company’s portfolio of non-agency CMOs. Gains on sales of securities also included a $323,000 gain on a corporate bond called during the three months ended March 31, 2014. Securities sold during the three months ended March 31, 2013 were primarily corporate debt securities.

Noninterest Income, Excluding Gains, Losses, and Impairment Charges on Securities. Total other noninterest income excluding gains, losses, and impairment charges on securities decreased $413,000, or 35.9%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was primarily the result of net gains on sales of other real estate owned of $40,000 in the three months ended March 31, 2014 compared to $525,000 in the three months ended March 31, 2013, a decrease of $485,000. The decrease was partially offset by an increase in other service charges and fees of $79,000 primarily due to an increase in prepayment fees on loans.

Other Noninterest Expenses.

The following table presents the components of other noninterest expenses and the percentage increase (decrease) from the comparable prior year quarter:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2014	2013	%
Personnel expense	$2,747	$2,798	(1.8)%
Occupancy expense	247	245	0.5
Equipment expense	223	227	(2.0)
Advertising expense	46	32	43.3
Federal deposit insurance premiums	202	157	28.8
Impairment of other real estate owned	8	-	NM
Other operating expenses	1,392	1,254	11.0
Total other noninterest expenses	$4,865	$4,713	3.2

Total noninterest expenses increased $152,000, or 3.2%, to $4.9 million for the three months ended March 31, 2014 compared to $4.7 million for the three months ended March 31, 2013. The increase was primarily due to a $138,000 increase in other operating expenses due to increased foreclosure expenses and legal costs as well as an increase in federal deposit insurance premiums of $45,000. These increases were partially offset by a $51,000 decrease in personnel expense due to decreased stock compensation expense related to the stock options and restricted stock granted under the Company’s 2012 Equity Incentive Plan.

Income Tax Expense. Income tax expense was $1.1 million for the three months ended March 31, 2014 compared to $1.3 million for the three months ended March 31, 2013. The effective income tax rate for the three months ended March 31, 2014 was 20.6% compared to an effective income tax rate of 32.2% for the three months ended March 31, 2013. The decrease in the effective tax rate was due to the $1.8 million increase in gains on sales of corporate equity securities. Gains on sales of corporate securities were $1.9 million for the three months ended March 31, 2014, compared to $70,000 for the three months ended March 31, 2013. Gains on sales of corporate equity securities are capital gains and can be offset by capital losses. Because the Company is in a capital loss carryforward position, these gains were offset completely by prior period losses, for which a deferred tax valuation allowance had previously been recorded, resulting in no tax expense on these capital gains for the three months ended March 31, 2014.

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

	For the Six Months Ended March 31,
	2014			2013
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One- to four-family	$93,862	$3,528	7.54%	$102,059	$3,413	6.71%
Multi-family	102,028	2,639	5.19	88,041	2,711	6.18
Nonresidential	253,605	7,501	5.93	208,777	6,788	6.52
Construction	40,083	1,128	5.64	23,829	700	5.89
Land and land development	46,129	652	2.84	45,117	970	4.31
Loans to other financial institutions	13,067	357	5.48	–	–	–
Other	403	17	8.46	453	19	8.41
Total loans	549,177	15,822	5.78	468,276	14,601	6.25
Securities:
Collateralized mortgage obligations	105,320	1,023	1.95	158,648	1,164	1.47
Mortgage-backed securities	171,768	1,657	1.93	102,563	871	1.70
States and political subdivisions	5,324	154	5.80	12,444	333	5.37
Corporate equity securities	18,871	172	1.83	15,578	172	2.21
Corporate debt securities	76,303	1,738	4.57	107,476	2,550	4.76
Total securities	377,586	4,744	2.52	396,709	5,090	2.57
Investment in FHLB stock	9,353	155	3.32	10,077	121	2.41
Other interest-earning assets	61,633	53	0.17	102,001	100	0.20
Total interest-earning assets	997,749	20,774	4.18	977,063	19,912	4.09
Allowance for loan losses	(10,218)			(10,719)
Noninterest-earning assets	95,558			94,812
Total assets	$1,083,089			$1,061,156
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Money market savings	$245,580	641	0.52	$226,263	510	0.45
Money market checking	45,366	98	0.44	46,927	102	0.44
Certificates of deposit	368,666	2,557	1.39	361,094	2,697	1.50
Total deposits	659,612	3,296	1.00	634,284	3,309	1.05
FHLB borrowings	164,746	3,650	4.44	172,475	3,857	4.48
Total interest-bearing liabilities	824,358	6,946	1.69	806,759	7,166	1.78
Noninterest bearing liabilities	14,810			10,459
Total liabilities	839,168			817,218
Stockholders’ equity	243,921			243,938
Total liabilities and stockholders’ equity	$1,083,089			$1,061,156
Net interest income		$13,828			$12,746
Interest rate spread(1)			2.49%			2.31%
Net interest margin(2)			2.78%			2.62%
Average interest-earning assets to average interest-bearing liabilities			121%			121%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for the Six Months Ended March 31, 2014 and March 31, 2013

General. We had net income of $7.0 million, or $0.61 per diluted share, for the six months ended March 31, 2014 compared to $5.0 million, or $0.42 per diluted share, for the six months ended March 31, 2013, an improvement of $2.0 million. The increase was primarily the net result of a $1.1 million increase in net interest income, a $3.2 million increase in gains on sales of securities, and a $748,000 decrease in the provision for income taxes, partially offset by a $1.0 million increase in the provision for loan losses, a $380,000 increase in other-than-temporary impairment charges on securities included in income, a $1.4 million decrease in gains on sales of other real estate owned, and a $221,000 increase in other noninterest expenses.

Net Interest Income. Net interest income increased $1.1 million, or 8.5%, to $13.8 million in the six months ended March 31, 2014 from $12.7 million in the six months ended March 31, 2013. Net interest margin increased 16 basis points to 2.78% for the six months ended March 31, 2014 from 2.62% for the six months ended March 31, 2013. The average balances of interest-earning assets increased $20.7 million from the six months ended March 31, 2013 to the six months ended March 31, 2014, and the yield increased 9 basis points.

Total interest and dividend income increased $862,000, or 4.3%, to $20.8 million for the six months ended March 31, 2014 from $19.9 million for the six months ended March 31, 2013. Interest income on loans increased $1.2 million primarily due to an increase of $80.9 million in the average balance of loans, partially offset by a 47 basis point decline in yield. The decline in yield was the result of lower interest rates for new loans due in part to increased competition for quality loans as well as an increase in the average balance of nonaccrual loans. The average balance of nonresidential loans increased $44.8 million and the yield declined 59 basis points. The average balance of multi-family loans increased $14.0 million and the yield decreased 99 basis points. The average balance of construction loans increased $16.3 million and the yield decreased 25 basis points. The average balance of land and land development loans increased $1.0 million and the yield decreased 147 basis points. The increase in both interest income on loans and the average balance of loans was also due to the new loans to other financial institutions portfolio, which had an average balance of $13.1 million and a yield of 5.48% for the six months ended March 31, 2014. These increases in average balances were partially offset by an $8.2 million decrease in the average balance of one- to four-family loans, with an increase in yield of 83 basis points. This increase in yield was due to the collection of $321,000 of interest income as a result of the repayment of two non-accrual loans with the same borrower totaling $3.8 million.

Interest and dividend income on investment securities (excluding FHLB stock) decreased $346,000, or 6.8%, due to a $19.1 million decrease in the average balance of investment securities for the six months ended March 31, 2014 compared to the six months ended March 31, 2013 as well as a 5 basis point decline in yield. The average balance of corporate debt securities decreased $31.2 million and the yield decreased 19 basis points due to the sale of longer-term corporate bonds, resulting in a decrease in interest income of $812,000. The average balance of CMOs decreased $53.3 million due to prepayments as well as the sale of our portfolio of non-agency CMOs during the current period and the yield increased 48 basis points, resulting in a decrease in interest income of $141,000. The average balance of state and political subdivision obligations decreased $7.1 million primarily due to the sale of a substandard municipal bond backed by student loans in March 2013, and the yield increased 43 basis points, resulting in a decrease in interest income of $179,000. These decreases were partially offset by a $69.2 million increase in the average balance of MBSs as well as a 23 basis point increase in yield, resulting in an increase in interest income of $786,000. The Company has significantly increased its investment in short-term MBSs to meet regulatory qualified thrift lender requirements and to better position the Company for rising interest rates.

Total interest expense decreased $220,000, or 3.1%, to $6.9 million for the six months ended March 31, 2014 from $7.2 million for the six months ended March 31, 2013. The decline was the result of a $13,000 decrease in deposit costs and a $207,000 decrease in Federal Home Loan Bank (“FHLB”) borrowings costs. The average balance of interest-bearing deposits increased $25.3 million due to a $19.3 million increase in the average balance of money market savings accounts and a $7.6 million increase in the average balance of certificates of deposit. The average interest rate paid on deposits decreased 5 basis points as a result of the maturity of higher-yielding time deposits and their renewal at lower prevailing rates. The average balance of FHLB borrowings decreased $7.7 million and the average interest rate paid declined 4 basis points due to a prepayment made during the fourth quarter of fiscal 2013, slightly offset by a new advance obtained on March 14, 2014.

Provision for Loan Losses. The provision for loan losses increased $1.0 million to $1.4 million for the six months ended March 31, 2014 compared to $361,000 for the six months ended March 31, 2013. Net loan charge-offs were $412,000 for the six months ended March 31, 2014 compared to $7,000 for the six months ended March 31, 2013. The overall allowance rate increased 6 basis points at March 31, 2014 to 1.92% of total loans from 1.86% of total loans at September 30, 2013. See note 4 of the notes to the unaudited consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

Noninterest Income.

The following table presents the components of noninterest income and the percentage increase (decrease) from the comparable prior year quarter:

	Six Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2014	2013	%
Service charges on deposit accounts	$28	$23	22.1%
Other service charges and fees	291	335	(13.1)
Gains on sales of loans held for sale	-	94	(100.0)
Gains on sales of securities, net	4,645	1,413	NM
Gains on sales of other real estate owned	152	1,564	(90.3)

Impairment of securities	(266)	(1,079)	(75.4)
Impairment recognized in OCI	309	(884)	NM
Net impairment reflected in earnings	(575)	(195)	194.7

Increase in cash surrender value of bank-owned life insurance	634	642	(1.3)
Other operating income	456	368	24.1
Total noninterest income	$5,631	$4,244	32.7

Gains, Losses, and Impairment Charges on Securities. Other-than-temporary-impairment charges on securities reflected in earnings increased $380,000 to $575,000 for the six months ended March 31, 2014 compared to $195,000 for the six months ended March 31, 2013. Impairment charges reflected in earnings for the six months ended March 31, 2014 related entirely to the Company’s portfolio of non-agency CMOs, which were sold in January 2014. Impairment charges reflected in earnings for the six months ended March 31, 2013 related to the Company’s portfolio of non-agency CMOs as well as an auction-rate municipal bond backed by student loans that experienced deteriorating collateral quality. Sales of securities resulted in gains of $4.6 million for the six months ended March 31, 2014 compared to $1.4 million for the six months ended March 31, 2013. Securities sold during the six months ended March 31, 2014 included equity securities of local community bank holding companies as well as the company’s portfolio of non-agency CMOs, as noted above. Gains on sales of securities also included a $323,000 gain on a corporate bond called during the six months ended March 31, 2014. Securities sold during the six months ended March 31, 2013 were primarily corporate debt securities.

Noninterest Income, Excluding Gains, Losses, and Impairment Charges on Securities. Total other noninterest income excluding gains, losses, and impairment charges on securities decreased $1.5 million, or 48.4%, for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. The decrease was primarily the result of net gains on sales of other real estate owned of $152,000 in the six months ended March 31, 2014 compared to $1.6 million in the six months ended March 31, 2013, a decrease of $1.4 million. The decrease was also due to a decrease in gains on sales of loans held for sale of $94,000 as a result of Franklin Federal’s discontinuation of single-family, owner-occupied residential mortgage lending subsequent to its formation of a joint venture with TowneBank Mortgage in January 2013.

Other Noninterest Expenses.

The following table presents the components of other noninterest expenses and the percentage increase (decrease) from the comparable prior year quarter:

	Six Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2014	2013	%
Personnel expense	$5,382	$5,534	(2.7)%
Occupancy expense	496	481	3.0
Equipment expense	439	454	(3.3)
Advertising expense	129	59	119.2
Federal deposit insurance premiums	384	353	8.7
Impairment of other real estate owned	8	-	NM
Other operating expenses	2,689	2,425	10.9
Total other noninterest expenses	$9,527	$9,306	2.4

Total noninterest expenses increased $221,000, or 2.4%, to $9.5 million for the six months ended March 31, 2014 compared to $9.3 million for the six months ended March 31, 2013. The increase was primarily due to a $264,000 increase in other operating expenses due to increased foreclosure expenses, legal costs and technology costs as well as an increase in advertising expenses of $70,000 and federal deposit insurance premiums of $31,000. These increases were partially offset by a $152,000 decrease in personnel expense due to decreased stock compensation expense related to the stock options and restricted stock granted under the Company’s 2012 Equity Incentive Plan.

Income Tax Expense. Income tax expense was $1.6 million for the six months ended March 31, 2014 compared to $2.3 million for the six months ended March 31, 2013. The effective income tax rate for the six months ended March 31, 2014 was 18.2% compared to an effective income tax rate of 31.4% for the six months ended March 31, 2013. The decrease in the effective tax rate was due to the $3.5 million increase in gains on sales of corporate equity securities. Gains on sales of corporate equity securities were $3.6 million for the six months ended March 31, 2014, compared to $80,000 for the six months ended March 31, 2013. Gains on sales of corporate equity securities are capital gains and can be offset by capital losses. Because the Company is in a capital loss carryforward position, these gains were offset completely by prior period losses, for which a deferred tax valuation allowance had previously been recorded, resulting in no tax expense on these capital gains for the six months ended March 31, 2014.

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

	Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013			Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$3,844	$(3,278)	$566	$3,917	$(2,696)	$1,221
Securities	(162)	143	(19)	(247)	(99)	(346)
Investment in FHLB stock	(26)	55	29	(23)	57	34
Other interest earning assets	(24)	(11)	(35)	(34)	(13)	(47)
Total	3,632	(3,091)	541	3,613	(2,751)	862
Interest expense:
Deposits:
Money market savings	26	25	51	47	84	131
Money market checking	(8)	6	(2)	(4)	-	(4)
Certificates of deposit	237	(256)	(19)	146	(286)	(140)
FHLB borrowings	(73)	(24)	(97)	(173)	(34)	(207)
Total	182	(249)	(67)	16	(236)	(220)
Increase/(decrease) in net interest income	$3,450	$(2,842)	$608	$3,597	$(2,515)	$1,082

Asset Quality

Nonperforming Assets (NPAs)

At March 31, 2014, nonperforming assets (NPAs) totaled $54.8 million, a decrease of $1.0 million from $55.8 million at September 30, 2013. Our level of NPAs remains elevated over historical experience as a result of stresses in the real estate market. While we intend to actively work to reduce our NPAs, these levels are likely to remain elevated in the near term as problem loans work to resolution and as we actively market the $20.6 million of other real estate obtained by foreclosure during the six months ended March 31, 2014.

Nonperforming assets at March 31, 2014 included $28.9 million in nonperforming loans (NPLs) as summarized in the table below. The following table reflects the balances and changes from September 30, 2013:

(Dollars in thousands)	March 31, 2014	September 30, 2013	Increase (Decrease)
Nonaccrual loans:
One- to four-family	$5,186	$10,369	$(5,183)
Multi-family	12,584	12,570	14
Nonresidential	1,579	1,584	(5)
Land and land development	9,541	24,608	(15,067)
Total nonperforming loans	$28,890	$49,131	$(20,241)

The decrease in nonperforming loans at March 31, 2014 was primarily due to the foreclosure of four land and land development loans totaling $16.0 million secured by three separate tracts of land, all of which were taken into other real estate owned, as well as the payoff of two loans on multiple one- to four-family properties totaling $3.8 million during the six months ended March 31, 2014.

At March 31, 2014, the allowance for loan losses as a percentage of total loans was 1.92% compared to 1.86% at September 30, 2013. See note 4 of the notes to the unaudited consolidated financial statements for further analysis of the allowance for loan losses.

The following table sets forth selected asset quality data and ratios for the dates indicated:

(Dollars in thousands)	March 31, 2014	September 30, 2013
Nonperforming loans	$28,890	$49,131
Other real estate owned	25,868	6,715
Total nonperforming assets	54,758	55,846
Performing troubled debt restructurings (1)	5,666	5,501
Total nonperforming assets and troubled debt restructurings	$60,424	$61,347

Allowance for loan losses	$10,721	$9,740
Total loans	$558,418	$524,467

Ratios
Allowance as a percentage of total loans	1.92%	1.86%
Allowance as a percentage of nonperforming loans	37.11%	19.82%
Total nonperforming loans to total loans	5.17%	9.37%
Total nonperforming loans to total assets	2.64%	4.64%
Total nonperforming assets and troubled debt restructurings to total assets	5.52%	5.79%

(1)	Performing troubled debt restructurings do not include troubled debt restructurings that remain on nonaccrual status and are included in nonaccrual loans above.

At March 31, 2014, nonaccrual loans were primarily comprised of the following:

•	Land and land development loans:

-	One loan on over one hundred acres of mixed-use land in central Virginia. This loan had a balance of $4.9 million and was classified as impaired at March 31, 2014. The collateral was valued at $8.9 million based upon an April 2013 appraisal. This loan was current at March 31, 2014.

-	One loan secured by several hundred acres of partially-developed residential land in central Virginia. The remaining property is zoned for approximately 100 potential lots. This loan had a balance of $3.6 million and was classified as impaired at March 31, 2014. The collateral was valued at $7.1 million based upon a July 2013 appraisal. This loan was over 180 days delinquent at March 31, 2014.

-	One loan secured by over two acres of mixed use land in central Virginia. This loan had a balance of $1.1 million and was classified as impaired at March 31, 2014. The collateral was valued at $2.1 million based upon recent sales and contracts to sell lots on this property. This loan was current at March 31, 2014.

•	Multifamily

-	Three loans on a 580-unit apartment complex in central Virginia that had a combined balance of $11.4 million. The apartment complex is valued at $12.3 million based upon June/July 2013 appraisals. These loans were considered impaired at March 31, 2014. At March 31, 2014, one loan with a balance of $2.5 million was 61 to 90 days delinquent and two loans with a combined balance of $8.9 million were over 180 days delinquent.

-	One loan on a 64-unit apartment complex in central Virginia with a balance of $1.2 million at March 31, 2014. The apartment complex does not generate enough cash to service the debt and requires support from the guarantor. The apartment complex is valued at $1.5 million based upon an August 2013 appraisal. This loan was identified as impaired at March 31, 2014. This loan was over 180 days delinquent at March 31, 2014.

•	One- to four-family

-	Forty-two loans on one- to four-family residential properties in central Virginia to multiple borrowers with an aggregate balance of $5.2 million at March 31, 2014.

•	Nonresidential

-	One loan secured by a day care center in central Virginia. This loan had a balance of $1.6 million and was current at March 31, 2014. This loan was identified as impaired at March 31, 2014. The collateral for this loan was valued at $1.8 million based on a June 2013 appraisal.

The following table shows the aggregate amounts of our classified and criticized loans and securities at the dates indicated in accordance with regulatory classification definitions.

(Dollars in thousands)	March 31, 2014	September 30, 2013
Loans(1)
Special mention	$12,770	$16,845
Substandard	28,500	48,982
Total criticized loans	41,270	65,827

Other real estate owned
Substandard	25,868	6,715
Total classified other real estate owned	25,868	6,715

Securities
Substandard(2)	–	6,866
Total classified securities	–	6,866
Total criticized assets	$67,138	$79,408

(1)	For regulatory reporting, performing troubled debt restructurings can be reclassified at the beginning of each calendar year. As a result, total classified and criticized loans for GAAP and regulatory reporting may be different.
(2)	These securities and all other unclassified non-agency CMOs that the Company obtained in 2008 by a redemption-in-kind from three frozen mutual funds were sold on January 31, 2014 for $9.1 million, resulting in a gain of $708,000.

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

Our most liquid assets are cash and cash equivalents and securities classified as available-for-sale. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $89.2 million. In addition, at March 31, 2014, we had the ability to borrow a total of approximately $283.9 million in additional funds from the FHLB. Additionally, we established a borrowing arrangement with the Federal Reserve Bank of Richmond, although no borrowings have occurred to date. We intend to use corporate bonds as collateral for this arrangement and have pledged bonds with an estimated fair value of $5.5 million at March 31, 2014.

At March 31, 2014, we had $105.9 million in loan commitments outstanding, which included $102.1 million in undisbursed loans. Certificates of deposit due within one year of March 31, 2014 totaled $187.4 million. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

At March 31, 2014, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OCC. There are no conditions or events that management believes have changed the Bank’s classification. As a savings and loan holding company regulated by the Federal Reserve, Franklin Financial is not currently subject to any separate regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to the depository institutions themselves. These capital requirements will apply to savings and loan holding companies beginning in 2015. Revised capital requirements have been adopted by the OCC and the Federal Reserve for all thrifts and their savings and loan holding companies as part of Basel III.

The following table reflects the level of required capital and actual capital of the Bank at March 31, 2014 and September 30, 2013:

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
March 31, 2014
Tier 1 capital (to adjusted tangible assets)	$198,647	18.68%	$42,537	4.00%	$53,331	5.00%

Tier 1 risk-based capital (to risk weighted assets)	198,647	28.48	27,898	4.00	41,847	6.00

Risk-based capital (to risk weighted assets)	207,390	29.74	55,796	8.00	69,745	10.00

September 30, 2013
Tier 1 capital (to adjusted tangible assets)	$179,935	17.83%	$40,374	4.00%	$50,616	5.00%

Tier 1 risk-based capital (to risk weighted assets)	179,935	26.32	27,345	4.00	41,017	6.00

Risk-based capital (to risk weighted assets)	188,495	27.57	54,690	8.00	68,362	10.00

In December 2013, Franklin Financial made an equity contribution of $14.7 million to the Bank in the form of five substandard, impaired and collateral dependent loans that it had previously purchased from the Bank in June 2012.

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at March 31, 2014 and September 30, 2013 (dollars in thousands):

	March 31, 2014
(Dollars in thousands)	Tier 1 capital	Tier 1 risk -based capital	Risk-based capital
GAAP capital	$201,524	$201,524	$201,524
Accumulated gains on certain available-for-sale securities	(3,196)	(3,196)	(3,196)
Pension plan	319	319	319
General allowance for loan losses	–	–	8,743
Regulatory capital – computed	$198,647	$198,647	$207,390

	September 30, 2013
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Risk-based capital
GAAP capital	$182,576	$182,576	$182,576
Accumulated gains on certain available-for-sale securities	(2,960)	(2,960)	(2,960)
Pension plan	319	319	319
General allowance for loan losses	–	–	8,560
Regulatory capital – computed	$179,935	$179,935	$188,495

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

For the year ended September 30, 2013 and the six months ended March 31, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Analysis

Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The following table presents the change in the present value of equity at March 31, 2014 that would occur in the event of an immediate change in interest rates based on management assumptions.

	Present Value of Equity
Change in	Market
Basis Points	Value	$ Change	% Change
	(Dollars in thousands)
300	$273,527	$(926)	(0.3)%
200	274,657	204	0.1
100	274,806	353	0.1
0	274,453	-	-
-100	265,230	(9,223)	(3.4)

Using the same assumptions as above, the sensitivity of our projected net interest income for the twelve months ending March 31, 2015 is as follows:

	Projected Net Interest Income
Change in	Net Interest
Basis Points	Income	$ Change	% Change
	(Dollars in thousands)
300	$26,189	$(114)	(0.4)%
200	26,249	(54)	(0.2)
100	26,197	(106)	(0.4)
0	26,303	-	-
-100	25,770	(533)	(2.0)

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report filed on Form 10-K for the year ended September 30, 2013. As of March 31, 2014, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Purchases of securities

The Company’s purchases of its common stock made during the three months ended March 31, 2014 are summarized as follows:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plans
January 1 – 31, 2014	41,600	$19.23	41,600	441,330
February 1 – 28, 2014	56,600	19.23	56,600	384,730
March 1 – 31, 2014	89,802	19.86	68,600	316,130
Total	188,002	19.53	166,800

(1)	Includes 21,202 shares withheld by the Company to facilitate the satisfaction of the holders’ tax obligations upon the vesting of restricted stock.
(2)	On August 29, 2013, the board of directors approved a fourth stock repurchase program whereby the Company was authorized to repurchase up to 612,530 shares, or approximately 5% of its common stock that was outstanding upon completion of the third stock repurchase program. During the three months ended March 31, 2014, the Company repurchased 166,800 shares of its outstanding common stock under this fourth program.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Articles of Incorporation of Franklin Financial Corporation (1)
3.2	Bylaws of Franklin Financial Corporation (2)
4.0	Form of Common Stock Certificate of Franklin Financial Corporation (3)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Franklin Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

(1)	Incorporated herein by reference to Exhibit 3.1 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(2)	Incorporated herein by reference to Exhibit 3.2 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(3)	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), as amended, initially filed with the Securities and Exchange Commission on December 10, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION
Registrant

May 9, 2014	By:	/s/ Richard T. Wheeler, Jr.
Richard T. Wheeler, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2014	By:	/s/ Donald F. Marker
Donald F. Marker
Vice President, Chief Financial Officer and Secretary/Treasurer
(Principal Financial and Accounting Officer)