Form 10-Q
period 2014-06-30
Franklin Financial Corp
filed 2014-08-08
CIK 1505823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐     No ☒

11,781,475 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at August 5, 2014.

Franklin Financial Corporation

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)	June 30, 2014	September 30, 2013
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$52,004	$28,005
Interest-bearing deposits in other banks	87,385	67,724
Money market investments	4,827	3,185
Total cash and cash equivalents	144,216	98,914

Securities available for sale	228,632	304,998
Securities held to maturity	111,445	70,249

Loans, net of deferred loan fees	543,786	520,923
Less allowance for loan losses	10,448	9,740
Net loans	533,338	511,183

Federal Home Loan Bank stock	9,503	9,328
Office properties and equipment, net	6,641	6,881
Other real estate owned	24,645	6,715
Accrued interest receivable:
Loans	2,417	2,257
Mortgage-backed securities and collateralized mortgage obligations	787	715
Other investment securities	744	1,109
Total accrued interest receivable	3,948	4,081

Cash surrender value of bank-owned life insurance	35,109	34,296
Prepaid expenses and other assets	12,699	12,676
Total assets	$1,110,176	$1,059,321

Liabilities and Stockholders’ Equity
Deposits:
Regular checking	$2,543	$1,526
Savings deposits	298,963	281,998
Time deposits	383,002	363,314
Total deposits	684,508	646,838

Federal Home Loan Bank borrowings	174,460	163,485
Advance payments by borrowers for property taxes and insurance	1,650	2,769
Accrued expenses and other liabilities	4,899	4,835
Total liabilities	865,517	817,927

Commitments and contingencies (see note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.01 par value: 75,000,000 shares authorized, 11,781,475 and 12,250,625 shares issued and outstanding, respectively	118	123
Additional paid-in capital	104,504	112,516
Unearned ESOP shares	(9,442)	(9,870)
Unearned equity incentive plan shares	(6,086)	(7,725)
Undistributed stock-based deferral plan shares	(2,574)	(2,646)
Retained earnings	145,960	136,255
Accumulated other comprehensive income	12,179	12,741
Total stockholders’ equity	244,659	241,394
Total liabilities and stockholders’ equity	$1,110,176	$1,059,321

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

Three and Nine Months Ended June 30, 2014 and 2013 (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Interest and dividend income:
Interest and fees on loans	$8,104	$7,608	$23,926	$22,209
Interest on deposits in other banks	34	61	87	161
Interest and dividends on securities:
Taxable	2,177	2,118	7,076	7,194
Nontaxable	–	–	–	135
Total interest and dividend income	10,315	9,787	31,089	29,699
Interest expense:
Interest on deposits	1,720	1,574	5,016	4,883
Interest on borrowings	1,864	1,931	5,514	5,788
Total interest expense	3,584	3,505	10,530	10,671
Net interest income	6,731	6,282	20,559	19,028
(Credit) provision for loan losses	(55)	171	1,338	532
Net interest income after (credit) provision for loan losses	6,786	6,111	19,221	18,496
Noninterest income (expense):
Service charges on deposit accounts	20	14	48	37
Other service charges and fees	773	136	1,064	471
Gains on sales of loans held for sale	–	2	–	96
Gains on sales of securities, net	331	205	4,976	1,618
Gains on sales of other real estate owned	289	50	441	1,614
Impairment of securities, net:
Impairment of securities	–	(190)	(266)	(1,269)
Less: Impairment recognized in other comprehensive income	–	(52)	309	(936)
Net impairment reflected in income	–	(138)	(575)	(333)

Increase in cash surrender value of bank-owned life insurance	317	320	951	962
Other operating income	221	200	677	568
Total noninterest income	1,951	789	7,582	5,033
Other noninterest expenses:
Personnel expense	2,535	2,498	7,917	8,032
Occupancy expense	241	275	737	756
Equipment expense	216	213	655	667
Advertising expense	82	85	211	144
Federal deposit insurance premiums	220	165	604	518
Impairment of other real estate owned	–	78	8	78
Other operating expenses	1,561	1,284	4,250	3,709
Total other noninterest expenses	4,855	4,598	14,382	13,904
Income before provision for income taxes	3,882	2,302	12,421	9,625
Provision for income taxes	1,165	640	2,716	2,939
Net income	$2,717	$1,662	$9,705	$6,686

Basic net income per common share	$0.25	$0.14	$0.88	$0.56

Diluted net income per common share	$0.24	$0.14	$0.85	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended June 30, 2014 and 2013 (Unaudited)

	Three Months Ended June 30,
(Dollars in thousands)	2014		2013
Net income		$2,717		$1,662
Other comprehensive income (loss), net of income tax expense (benefit):
Net unrealized holding gains or losses arising during the period (net of tax 2014: $435, 2013: $(1,147))	$1,123		$(85)
Reclassification adjustment for gains or losses included in net income (net of tax 2014: $0, 2013: $79)	(331)		(126)
Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization (net of tax 2014: $0, 2013: $17)	–		27
Other comprehensive income (loss)		792		(184)
Total comprehensive income		$3,509		$1,478

	Nine Months Ended June 30,
(Dollars in thousands)	2014		2013
Net income		$9,705		$6,686
Other comprehensive (loss) income, net of income tax expense (benefit):
Net unrealized holding gains or losses arising during the period (net of tax 2014: $22, 2013: $(1,338))	$2,472		$2,727
Reclassification adjustment for gains or losses included in net income (net of tax 2014: $123, 2013: $599)	(4,145)		(975)
Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization (net of tax 2014: $681, 2013: $(267))	1,111		(435)
Other comprehensive (loss) income		(562)		1,317
Total comprehensive income		$9,143		$8,003

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended June 30, 2014 and 2013 (Unaudited)

(Dollars in thousands, except per share amount)	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Equity Incentive Plan Shares	Undistributed Stock-Based Deferral Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at September 30, 2012	$133	$129,391	$(10,442)	$(7,411)	$(2,533)	$132,251	$8,078	$249,467
ESOP shares allocated	-	319	428	-	-	-	-	747
Repurchase of common stock	(8)	(14,709)	-	-	-	-	-	(14,717)
Stock-based compensation expense	-	2,489	-	-	-	-	-	2,489
Common stock purchased for equity incentive plan	-	-	-	(1,754)	-	-	-	(1,754)
Common stock purchased by stock-based deferral plan	-	113	-	-	(113)	-	-	-
Vesting of restricted stock	-	(1,440)	-	1,440	-	-	-	-
Tax benefit from exercise/vesting of stock awards	-	168	-	-	-	-	-	168
Exercise of stock options	-	99	-	-	-	-	-	99
Cash dividend paid ($0.45 per share)	-	-	-	-	-	(5,342)	-	(5,342)
Net income	-	-	-	-	-	6,686	-	6,686
Other comprehensive income	-	-	-	-	-	-	1,317	1,317
Balance at June 30, 2013	$125	$116,430	$(10,014)	$(7,725)	$(2,646)	$133,595	$9,395	$239,160

Balance at September 30, 2013	$123	$112,516	$(9,870)	$(7,725)	$(2,646)	$136,255	$12,741	$241,394
ESOP shares allocated	-	414	428	-	-	-	-	842
Repurchase of common stock	(5)	(9,357)	-	-	-	-	-	(9,362)
Stock-based compensation expense	-	2,300	-	-	-	-	-	2,300
Vesting of restricted stock	-	(1,639)	-	1,639	-	-	-	-
Tax benefit from exercise/vesting of stock awards	-	243	-	-	-	-	-	243
Exercise of stock options	-	99	-	-	-	-	-	99
Stock-based deferral plan distribution	-	(72)	-	-	72	-	-	-
Net income	-	-	-	-	-	9,705	-	9,705
Other comprehensive loss	-	-	-	-	-	-	(562)	(562)
Balance at June 30, 2014	$118	$104,504	$(9,442)	$(6,086)	$(2,574)	$145,960	$12,179	$244,659

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2014 and 2013 (Unaudited)

(Dollars in thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$9,705	$6,686
Adjustments to reconcile net income to net cash and cash
equivalents provided by operating activities:
Depreciation and amortization	637	653
Provision for loan losses	1,338	532
Impairment charges on other real estate owned	8	78
Gains on sales of securities, net	(4,976)	(1,618)
Impairment charge on securities	575	333
Losses on sales or disposal of office properties and equipment, net	24	44
Gains on sales of other real estate owned, net	(441)	(1,614)
Gains on foreclosure	(26)	-
Net amortization on securities	1,255	1,963
Amortization of deferred amounts related to Federal Home Loan Bank borrowings	975	958
Gains on sales of loans held for sale	-	(96)
Originations of loans held for sale	-	(2,853)
Sales and principal payments on loans held for sale	-	4,294
ESOP compensation expense	842	747
Stock-based compensation expense	2,300	2,489
Changes in assets and liabilities:
Accrued interest receivable	133	575
Cash surrender value of bank-owned life insurance	(951)	(962)
Prepaid expenses and other assets	(358)	1,125
Advance payments by borrowers for property taxes and insurance	(1,119)	(399)
Accrued expenses and other liabilities	100	(20)
Net cash and cash equivalents provided by operating activities	10,021	12,915
Cash Flows From Investing Activities
Net (purchases) redemptions of Federal Home Loan Bank stock	(175)	303
Proceeds from maturities, calls and paydowns of securities available for sale	69,738	106,013
Proceeds from sales and redemptions of securities available for sale	7,961	19,023
Purchases of securities available for sale	-	(63,301)
Proceeds from maturities and paydowns of securities held to maturity	8,974	3,670
Proceeds from sales of securities held to maturity	9,145	-
Purchases of securities held to maturity	(57,485)	-
Net increase in loans	(43,176)	(45,286)
Purchases of office properties and equipment	(422)	(1,448)
Proceeds from sales of other real estate owned	2,176	9,925
Proceeds from bank-owned life insurance	138	-
Net cash and cash equivalents (used) provided by investing activities	(3,126)	28,899
Cash Flows From Financing Activities
Net increase in regular checking	1,017	651
Net increase in savings deposits	16,965	9,788
Net increase (decrease) in time deposits	19,688	(21,109)
Proceeds from the exercise of stock options	99	99
Repurchase of common stock	(9,362)	(14,717)
Common stock purchased for equity incentive plan	-	(1,754)
Net proceeds of long-term Federal Home Loan Bank borrowings	10,000	-
Cash dividends paid to common stockholders	-	(5,342)
Net cash and cash equivalents provided (used) by financing activities	38,407	(32,384)
Net increase in cash and cash equivalents	45,302	9,430
Cash and cash equivalents at beginning of period	98,914	119,879
Cash and cash equivalents at end of period	$144,216	$129,309

Supplemental disclosures of cash flow information
Cash payments for interest	$9,513	$9,681
Cash payments for income taxes	$2,825	$1,657
Supplemental schedule of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$(1,775)	$185
Transfer of loans to other real estate owned	$21,154	$1,979
Sales of other real estate owned financed by the Bank	$1,471	$3,292

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

These interim consolidated financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013 (“2013 Form 10-K”).  These interim consolidated financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three and nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014 or any other future period. The consolidated balance sheet as of September 30, 2013 was derived from the Company’s audited annual consolidated financial statements in the 2013 Form 10-K.

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendments of this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation – Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. This ASU is effective for fiscal periods, and interim periods within those fiscal periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

Note 2.	Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at June 30, 2014 and September 30, 2013 are summarized as follows:

	June 30, 2014
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$4,738	$429	$–	$5,167
Agency mortgage-backed securities	96,009	596	501	96,104
Agency collateralized mortgage obligations	49,311	444	3	49,752
Corporate equity securities	6,925	8,599	8	15,516
Corporate debt securities	56,757	5,336	–	62,093
Total	$213,740	$15,404	$512	$228,632

	September 30, 2013
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$5,370	$191	$–	$5,561
Agency mortgage-backed securities	112,502	695	768	112,429
Agency collateralized mortgage obligations	79,031	1,044	6	80,069
Corporate equity securities	10,941	10,108	7	21,042
Corporate debt securities	80,487	5,429	19	85,897
Total	$288,331	$17,467	$800	$304,998

	June 30, 2014
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$84,701	$334	$207	$84,828
Agency collateralized mortgage obligations	26,744	452	–	27,196
Total	$111,445	$786	$207	$112,024

	September 30, 2013
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$31,692	$–	$31,692	$389	$–	$32,081
Agency collateralized mortgage obligations	30,724	–	30,724	459	148	31,035
Non-agency collateralized mortgage obligations	7,833	1,791	9,624	1,610	1,603	9,631
Total	$70,249	$1,791	$72,040	$2,458	$1,751	$72,747

The amortized cost and estimated fair value of securities at June 30, 2014 and September 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2014				September 30, 2013
	Available for sale		Held to maturity		Available for sale		Held to maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Non-mortgage debt securities:
Due in one year or less	$5,000	$5,052	$–	$–	$21,351	$21,522	$–	$–
Due after one year through five years	34,201	37,162	–	–	32,263	34,055	–	–
Due after five years through ten years	13,582	15,471	–	–	22,712	25,808	–	–
Due after ten years	8,712	9,575	–	–	9,531	10,073	–	–
Total non-mortgage debt securities	61,495	67,260	–	–	85,857	91,458	–	–

Mortgage-backed securities	96,009	96,104	84,701	84,828	112,502	112,429	31,692	32,081
Collateralized mortgage obligations	49,311	49,752	26,744	27,196	79,031	80,069	40,348	40,666
Corporate equity securities	6,925	15,516	–	–	10,941	21,042	–	–
Total securities	$213,740	$228,632	$111,445	$112,024	$288,331	$304,998	$72,040	$72,747

The following tables indicate the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2014 and September 30, 2013:

	June 30, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses
Available for sale:
Agency mortgage-backed securities	$25,715	$80	$24,349	$421	$50,064	$501
Agency collateralized mortgage obligations	3,031	3	–	–	3,031	3
Corporate equity securities	–	–	18	8	18	8
Total available for sale	28,746	83	24,367	429	53,113	512

Held to maturity:
Agency mortgage-backed securities	45,342	207	–	–	45,342	207
Total held to maturity	45,342	207	–	–	45,342	207

Total	$74,088	$290	$24,367	$429	$98,455	$719

	September 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Available for sale:
Agency mortgage-backed securities	$48,006	$768	$–	$–	$48,006	$768
Agency collateralized mortgage obligations	10,237	6	–	–	10,237	6
Corporate equity securities	22	7	–	–	22	7
Corporate debt securities	2,995	5	2,986	14	5,981	19
Total available for sale	61,260	786	2,986	14	64,246	800

Held to maturity:
Agency collateralized mortgage obligations	17,057	148	–	–	17,057	148
Non-agency collateralized mortgage obligations	46	101	4,698	1,502	4,744	1,603
Total held to maturity	17,103	249	4,698	1,502	21,801	1,751

Total	$78,363	$1,035	$7,684	$1,516	$86,047	$2,551

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

During the three months ended June 30, 2014 and 2013, the Company recognized gross gains on sales of securities available for sale of $331,000 and $205,000, respectively. During the nine months ended June 30, 2014 and 2013, the Company recognized gross gains on sales of securities available for sale of $4.3 million and $1.6 million, respectively. The Company recognized no losses during the three and nine months ended June 30, 2014 and 2013. On January 31, 2014, the Company also sold its portfolio of non-agency CMOs, which was classified as held to maturity. This sale was in response to significant deterioration in the creditworthiness of the issuers as well as a significant increase in the risk weights of debt securities used for regulatory risk-based capital purposes. The securities sold had a carrying value of $8.4 million at the time of sale, which generated a gain of $708,000 for the nine months ended June 30, 2014.

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

The Company recognized no impairment charges in income for the three months ended June 30, 2014 and $138,000 of impairment charges on debt securities for the three months ended June 30, 2013. The Company recognized total impairment charges in income on debt securities of $575,000 and $333,000 for the nine months ended June 30, 2014 and 2013, respectively.

The table below provides a cumulative rollforward of credit losses recognized in earnings for debt securities for which a portion of OTTI is recognized in AOCI for the three and nine months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance of credit losses at beginning of period	$–	$58	$46	$164
Additions for credit losses on securities not previously recognized	–	–	12	5
Additional credit losses on securities previously recognized as impaired	–	81	243	107
Reductions for securities for which OTTI previously recognized in AOCI was recognized in earnings	–	–	(243)	(20)
Reductions for securities sold or paid off	–	–	(29)	–
Reductions for increases in expected cash flows	–	(58)	(29)	(175)
Balance of credit losses at end of period	$–	$81	$–	$81

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

Unrealized losses in the remainder of the Company’s portfolio of collateralized mortgage obligations, mortgage-backed securities, and corporate debt securities were related to twelve securities and were caused by increases in market interest rates, spread volatility, or other factors that management deems to be temporary; and because management believes that it is not more likely than not that the Company will be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

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

The Company pledges certain securities as collateral for its FHLB borrowings. Securities collateralizing FHLB borrowings had a carrying value of $243.6 million at June 30, 2014 compared to $157.2 million at September 30, 2013.

Note 3.	Loans

Loans held for investment at June 30, 2014 and September 30, 2013 are summarized as follows:

	June 30,	September 30,
(Dollars in thousands)	2014	2013
Loans
One- to four-family	$91,969	$93,301
Multi-family	99,759	105,295
Nonresidential	253,251	243,562
Construction	40,929	35,823
Land and land development	43,679	46,081
Loans to other financial institutions (unsecured)	17,372	–
Other	398	405
Total loans	547,357	524,467

Deferred loan fees	3,571	3,544
Loans, net of deferred loan fees	543,786	520,923

Allowance for loan losses	10,448	9,740
Net loans	$533,338	$511,183

The Company pledges certain loans as collateral for its FHLB borrowings. Loans collateralizing FHLB borrowings had a carrying value of $318.9 million at June 30, 2014 compared to $315.0 million at September 30, 2013.

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

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

	Three Months Ended June 30, 2014
(Dollars in thousands)	One- to four- family	Multi- family	Non- residential	Construction	Land and land development	Loans to other financial institutions	Other	Total

Balance, March 31, 2014	$824	$1,719	$5,280	$479	$2,169	$244	$6	$10,721
Provision (credit)	336	(10)	(198)	(141)	(41)	(1)	–	(55)
Recoveries	2	–	–	17	22	–	–	41
Charge-offs	(259)	–	–	–	–	–	–	(259)
Balance, June 30, 2014	$903	$1,709	$5,082	$355	$2,150	$243	$6	$10,448

	Three Months Ended June 30, 2013
(Dollars in thousands)	One- to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total

Balance, March 31, 2013	$1,744	$1,778	$4,539	$881	$1,689	$7	$10,638
(Credit) provision	(26)	(23)	55	179	(13)	(1)	171
Recoveries	3	–	–	17	35	1	56
Charge-offs	(942)	–	–	(6)	(5)	–	(953)
Balance, June 30, 2013	$779	$1,755	$4,594	$1,071	$1,706	$7	$9,912

	Nine Months Ended June 30, 2014
(Dollars in thousands)	One- to four- family	Multi- family	Non- residential	Construction	Land and land development	Loans to other financial institutions	Other	Total

Balance, September 30, 2013	$780	$1,856	$5,203	$619	$1,276	$–	$6	$9,740
Provision (credit)	398	(147)	(121)	(287)	1,253	243	(1)	1,338
Recoveries	209	–	–	23	27	–	1	260
Charge-offs	(484)	–	–	–	(406)	–	–	(890)
Balance, June 30, 2014	$903	$1,709	$5,082	$355	$2,150	$243	$6	$10,448

	Nine Months Ended June 30, 2013
(Dollars in thousands)	One- to four-family	Multi- family	Non- residential	Construction	Land and land development	Other	Total

Balance, September 30, 2012	$1,404	$1,060	$3,428	$1,014	$3,373	$5	$10,284
Provision (credit)	312	695	1,133	91	(1,714)	15	532
Recoveries	5	–	33	122	52	1	213
Charge-offs	(942)	–	–	(156)	(5)	(14)	(1,117)
Balance, June 30, 2013	$779	$1,755	$4,594	$1,071	$1,706	$7	$9,912

During the three and nine months ended June 30, 2014, the Company recorded net charge-offs of $218,000 and $630,000, respectively, compared to $897,000 and $904,000, respectively, in the three and nine months ended June 30, 2013. During the nine months ended June 30, 2014, the Company recorded a provision for loan losses of $398,000 and $1.3 million for its portfolios of one- to four-family loans and land and land development loans, respectively, due to charge-offs recorded in connection with foreclosures on collateral securing several nonperforming loans as well as an increase in the balance of one- to four-family loans and land and land development loans included in the general allowance calculation (and excluded from the specific allowance) due to new loans originated during the nine months ended June 30, 2014. The Company also recorded a provision for loan losses of $243,000 for its new loans to other financial institutions portfolio, not because of any known or expected problems but because of certain inherent risk in any loan portfolio. These provisions were partially offset by credit provisions of $287,000, $147,000, and $121,000 for the Company’s portfolios of construction loans, multi-family loans, and nonresidential loans, respectively, for the nine months ended June 30, 2014. The credit provisions for the construction loan and nonresidential loan portfolios were due to declines in the reserve rates for these portfolios due to improvements in historical loss experience, partially offset by increased loan balances in the portfolios. The credit provision for the multi-family loan portfolio was due to a decreased loan balance in the portfolio.

Details of the allowance for loan losses by portfolio segment and impairment methodology at June 30, 2014 and September 30, 2013 are as follows:

	June 30, 2014
	General Allowance		Specific Allowance		Total	Total		Allowance as % of total
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Balance	Allowance	Coverage	allowance
One- to four-family	$90,511	$903	$1,458	$–	$91,969	$903	0.98%	8.6%
Multi-family	87,147	1,709	12,612	–	99,759	1,709	1.71	16.4
Nonresidential	246,242	5,082	7,009	–	253,251	5,082	2.01	48.6
Construction	40,886	355	43	–	40,929	355	0.87	3.4
Land and land development	35,197	2,150	8,482	–	43,679	2,150	4.92	20.6
Loans to other financial institutions	17,372	243	–	–	17,372	243	1.40	2.3
Other	398	6	–	–	398	6	1.36	0.1
Total allowance	$517,753	$10,448	$29,604	$–	$547,357	$10,448	1.91	100.0%

	September 30, 2013
	General Allowance		Specific Allowance		Total	Total		Allowance as % of total
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Balance	Allowance	Coverage	allowance
One- to four-family	$85,913	$780	$7,388	$–	$93,301	$780	0.84%	8.0%
Multi-family	92,725	1,856	12,570	–	105,295	1,856	1.76	19.0
Nonresidential	236,520	5,203	7,042	–	243,562	5,203	2.14	53.4
Construction	35,780	619	43	–	35,823	619	1.73	6.4
Land and land development	21,485	1,276	24,596	–	46,081	1,276	2.77	13.1
Other	405	6	–	–	405	6	1.47	0.1
Total allowance	$472,828	$9,740	$51,639	$–	$524,467	$9,740	1.86	100.0%

Details regarding classified loans and impaired loans at June 30, 2014 and September 30, 2013 are as follows:

	June 30,	September 30,
(Dollars in thousands)	2014	2013
Special mention
One- to four-family	$4,617	$5,169
Multi-family	1,419	–
Nonresidential	3,576	6,070
Construction	–	411
Land and land development	2,794	5,195
Total special mention loans	12,406	16,845

Substandard
One- to four-family	2,656	2,452
Construction	–	353
Land and land development	39	39
Total substandard loans	2,695	2,844

Impaired
One- to four-family	1,458	7,388
Multi-family	12,612	12,570
Nonresidential	7,009	7,042
Construction	43	43
Land and land development	8,482	24,596
Total impaired loans	29,604	51,639

Total rated loans	$44,705	$71,328

The decrease in special mention loans at June 30, 2014 compared to September 30, 2013 was primarily the result of the upgrade of one nonresidential loan and one land and land development loan, with balances of $2.4 million and $2.6 million, respectively, to satisfactory at June 30, 2014, partially offset by the downgrade of one multi-family loan with a balance of $1.4 million to special mention at June 30, 2014. The decrease in impaired loans was primarily due to the foreclosure of four land and land development loans totaling $16.0 million secured by three separate tracts of land, all of which were taken into other real estate owned, as well as the payoff of two loans on multiple one- to four-family properties totaling $3.8 million during the nine months ended June 30, 2014.

Included in impaired loans are troubled debt restructurings of $15.2 million and $11.3 million at June 30, 2014 and September 30, 2013, respectively, that had related allowance balances of zero. Troubled debt restructurings that were performing in accordance with modified terms were $5.7 million and $5.5 million at June 30, 2014 and September 30, 2013, respectively.

Troubled Debt Restructurings

During the three months ended June 30, 2014, the Company had no loans modified in troubled debt restructurings. During the nine months ended June 30, 2014, the Company modified five loans in troubled debt restructurings, including three one- to four-family loans and two land and land development loans. The three one-to four-family loan modifications pertained to three separate borrowers. The first modification involved a reduction in the monthly principal payment requirement to a borrower experiencing financial difficulty. This loan, which had an outstanding balance of $207,000, was 121 to 150 days delinquent and on nonaccrual status at June 30, 2014. The remaining two one- to four-family loan modifications involved loans discharged under bankruptcy proceedings. One of these loans, which had an outstanding balance of $156,000, was current and on nonaccrual status at June 30, 2014. The other loan was foreclosed upon, and the property was taken into other real estate owned for $386,000 and subsequently sold during the nine months ended June 30, 2014. The two land and land development loans pertained to two separate borrowers. Both modifications involved the extension of current loan terms to borrowers experiencing financial difficulty. The first loan, which was previously identified as impaired, had an outstanding balance of $3.0 million and was over 180 days delinquent at June 30, 2014. The second loan had an outstanding balance of $568,000 and was current at June 30, 2014. Both loans were on nonaccrual status at June 30, 2014. The Company did not have any loans restructured during the previous twelve months that went into default during the nine months ended June 30, 2014. Interest recognized on a cash basis on nonaccrual restructured loans was $190,000 and $335,000 for the three and nine months ended June 30, 2014, respectively.

During the three and nine months ended June 30, 2013, the Company had no loans modified in troubled debt restructurings. Interest recognized on a cash basis on nonaccrual restructured loans was not material for the three and nine months ended June 30, 2013.

Loans summarized by loan type and credit rating at June 30, 2014 and September 30, 2013 are as follows:

	June 30, 2014
(Dollars in thousands)	Total	Excellent	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
One- to four-family	$91,969	$–	$2,201	$27,840	$1,400	$4,617	$2,656	$1,458	$51,797
Multi-family	99,759	279	15,434	67,166	–	1,419	–	12,612	2,849
Nonresidential	253,251	–	100,155	133,209	2,761	3,576	–	7,009	6,541
Construction	40,929	–	92	34,805	–	–	–	43	5,989
Land and land development	43,679	–	–	17,289	–	2,794	39	8,482	15,075
Loans to other financial institutions	17,372	–	–	17,372	–	–	–	–	–
Other	398	–	–	–	–	–	–	–	398
Total loans	$547,357	$279	$117,882	$297,681	$4,161	$12,406	$2,695	$29,604	$82,649

	September 30, 2013
(Dollars in thousands)	Total	Excellent	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
One- to four-family	$93,301	$–	$1,386	$25,172	$–	$5,169	$2,452	$7,388	$51,734
Multi-family	105,295	283	22,758	64,702	–	–	–	12,570	4,982
Nonresidential	243,562	–	79,079	132,650	–	6,070	–	7,042	18,721
Construction	35,823	–	–	5,003	–	411	353	43	30,013
Land and land development	46,081	–	184	–	734	5,195	39	24,596	15,333
Other	405	–	–	–	–	–	–	–	405
Total loans	$524,467	$283	$103,407	$227,527	$734	$16,845	$2,844	$51,639	$121,188

Details regarding the delinquency status of the Company’s loan portfolio at June 30, 2014 and September 30, 2013 are as follows:

	June 30, 2014
(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One- to four-family	$91,969	$87,590	$652	$241	$–	$1,470	$68	$1,948
Multi-family	99,759	85,728	1,419	–	–	–	2,500	10,112
Nonresidential	253,251	253,182	69	–	–	–	–	–
Construction	40,929	40,929	–	–	–	–	–	–
Land and land development	43,679	38,896	1,319	–	425	–	–	3,039
Loans to other financial institutions	17,372	17,372	–	–	–	–	–	–
Other	398	398	–	–	–	–	–	–
Total	$547,357	$524,095	$3,459	$241	$425	$1,470	$2,568	$15,099

	September 30, 2013
(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One- to four-family	$93,301	$84,881	$602	$–	$578	$1,069	$157	$6,014
Multi-family	105,295	99,254	–	–	–	–	–	6,041
Nonresidential	243,562	243,102	460	–	–	–	–	–
Construction	35,823	35,823	–	–	–	–	–	–
Land and land development	46,081	23,727	2,632	3,632	–	–	–	16,090
Other	405	405	–	–	–	–	–	–
Total	$524,467	$487,192	$3,694	$3,632	$578	$1,069	$157	$28,145

The following is a summary of information pertaining to impaired and nonaccrual loans:

	Nine Months Ended June 30, 2014			Nine Months Ended June 30, 2013
(Dollars in thousands)	Weighted Average Balance	Interest Income Recognized	Annualized Yield	Weighted Average Balance	Interest Income Recognized	Annualized Yield
Impaired loans
One- to four-family	$3,841	$434	15.09%	$6,786	$218	4.30%
Multi-family	12,568	38	0.40	12,636	390	4.13
Nonresidential	7,027	294	5.58	5,708	279	6.54
Construction	43	2	5.07	52	2	5.14
Land and land development	16,564	399	3.21	13,793	120	1.16
Total impaired loans	$40,043	$1,167	3.89	$38,975	$1,009	3.46

(Dollars in thousands)	June 30, 2014	September 30, 2013
Nonaccrual loans
One- to four-family	$5,047	$10,369
Multi-family	12,612	12,570
Nonresidential	1,576	1,584
Land and land development	8,492	24,608
Total nonaccrual loans	$27,727	$49,131

Interest recognized on a cash basis on all nonaccrual loans was $274,000 and $455,000 for the three months ended June 30, 2014 and 2013, respectively, and $1.0 million and $910,000 for the nine months ended June 30, 2014 and 2013, respectively. There were no loans past due ninety days or more and accruing at June 30, 2014 or September 30, 2013.

Note 5.	Other Real Estate Owned

Other real estate owned at June 30, 2014 and September 30, 2013 was $24.6 million and $6.7 million, respectively. During the nine months ended June 30, 2014, the Company sold other real estate owned totaling $3.2 million. The Company recognized net gains on sales of other real estate owned of $289,000 and $441,000 for the three and nine months ended June 30, 2014, respectively, compared with net gains of $50,000 and $1.6 million for the three and nine months ended June 30, 2013, respectively. Gains on sales for the three and nine months ended June 30, 2014 included the recognition of $29,000 and $127,000, respectively, in gains on properties sold in previous periods that had been deferred in accordance with GAAP because financing was provided by the Company and the sale did not meet either initial or continuing investment criteria to qualify for gain recognition. At June 30, 2014, the Company had deferred gains on sales of other real estate owned of $483,000 compared to $519,000 at September 30, 2013. The Company recognized impairment charges on other real estate owned of zero and $8,000 for the three and nine months ended June 30, 2014, respectively, compared to impairment charges of $78,000 for both the three and nine months ended June 30, 2013.

During the nine months ended June 30, 2014, the Company foreclosed on loans with balances totaling $21.2 million, including four land and land development loans totaling $16.0 million secured by three separate tracts of land that had previously been identified as impaired. The properties collateralizing these loans had sufficient value based upon appraised values obtained at the time of foreclosure such that there were no loan losses as a result of these foreclosures.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(Amounts in thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income available to common stockholders	$2,717	$1,662	$9,705	$6,686
Denominator:
Weighted-average common shares outstanding	10,871	11,499	11,052	11,850
Effect of dilutive securities	320	210	324	161
Weighted-average common shares outstanding - assuming dilution	11,191	11,709	11,376	12,011
Earnings per common share - basic	$0.25	$0.14	$0.88	$0.56
Earnings per common share - diluted	$0.24	$0.14	$0.85	$0.56

Note 7.	Employee Benefit Plans

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

The Pension Plan assets are held in a trust fund by the plan trustee. The trust agreement under which assets of the Pension Plan are held is a part of the Virginia Bankers Association Master Defined Benefit Pension Plan (the “Plan”). The Plan’s administrative trustee is appointed by the board of directors of the Virginia Bankers Association Benefits Corporation. At June 30, 2014, Reliance Trust Company was investment manager and administrative trustee for the Plan. Contributions are made to the Pension Plan, at management’s discretion, subject to meeting minimum funding requirements, up to the maximum amount allowed under the Employee Retirement Income Security Act of 1974 (ERISA), based upon the actuarially determined amount necessary for meeting plan obligations. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned by employees in the future.

Components of net periodic benefit (income) cost for the three and nine months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$88	$105	$263	$316
Interest cost	175	154	526	462
Expected return on plan assets	(264)	(237)	(793)	(711)
Recognized net actuarial loss	(4)	30	(12)	90
Net periodic benefit (income) cost	$(5)	$52	$(16)	$157

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

The table below presents stock option activity for the nine months ended June 30, 2014:

(Dollars in thousands, except per share amounts)	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at September 30, 2013	1,107,600	$13.42	8.50	$6,136
Granted	315,200	18.40
Exercised	(7,400)	13.42
Forfeited	–	–
Expired	–	–
Options outstanding at June 30, 2014	1,415,400	$14.53	7.86	$10,150

During the nine months ended June 30, 2014, the Company granted 315,200 stock options to directors and officers under the 2012 Equity Incentive Plan. The stock options are contingent upon meeting service conditions and vest ratably over five years. The fair value of these stock option grants was determined using the Black-Scholes option pricing formula, which resulted in a fair value of $4.98 per option. The following assumptions were used in the formula:

Expected volatility	22.02%
Risk-free interest rate	1.89%
Expected dividends	0.00%
Expected life (in years)	6.5
Grant price for the stock options	$18.40

At June 30, 2014, the Company had $3.4 million of unrecognized compensation expense related to 1,379,421 stock options vested or expected to vest. The period over which compensation cost related to non-vested awards is expected to be recognized was 3.31 years at June 30, 2014. As of June 30, 2014, 462,200 options were vested and outstanding. The table below presents information about stock options vested or expected to vest over the remaining vesting period at June 30, 2014:

(Dollars in thousands, except per share amount)
Options vested or expected to vest at period end	1,379,421
Weighted-average exercise price	$14.51
Remaining contractual life (years)	7.86
Aggregate intrinsic value	$9,920

The table below presents restricted stock award activity for the nine months ended June 30, 2014:

	Restricted stock awards	Weighted- average grant date fair value
Non-vested at September 30, 2013	359,600	$13.42
Granted	122,500	18.40
Vested	(102,300)	13.59
Forfeited	–	–
Non-vested at June 30, 2014	379,800	$14.98

During the nine months ended June 30, 2014, the Company granted 122,500 restricted stock awards to directors and officers under the 2012 Equity Incentive Plan. The restricted stock awards are contingent upon meeting service conditions and vest ratably over five years. Also during the nine months ended June 30, 2014, the board of directors of the Company deemed the performance conditions for the 2014 and 2015 vesting periods for the restricted stock awards granted in 2012 to have been met with respect to officers and made the vesting of those awards subject only to meeting service conditions. Performance conditions for the 2016 vesting period remain in place.

At June 30, 2014, unrecognized compensation expense adjusted for expected forfeitures was $3.3 million related to 365,044 shares of restricted stock expected to vest over the remaining vesting period. The weighted-average period over which compensation cost related to non-vested restricted stock awards is expected to be recognized was 3.6 years at June 30, 2014.

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock options and restricted stock issued and outstanding as of June 30, 2014 that will be recognized in future periods is as follows:

(Dollars in thousands)	Stock Options	Restricted Stock	Total
For the three months ending September 30, 2014	$274	$286	$560
For the year ending September 30, 2015	1,084	1,135	2,219
For the year ending September 30, 2016	1,085	883	1,968
For the year ending September 30, 2017	680	526	1,206
For the year ending September 30, 2018	291	418	709
For the year ending September 30, 2019	3	3	6
Total	$3,417	$3,251	$6,668

Share-based compensation related to stock options and restricted stock recognized for the three and nine months ended June 30, 2014 was $797,000 and $2.3 million, respectively, and the related income tax benefit was $303,000 and $874,000, respectively. Share-based compensation related to stock options and restricted stock recognized for the three and nine months ended June 30, 2013 was $625,000 and $2.5 million, respectively, and the related income tax benefit was $238,000 and $946,000, respectively.

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

Compensation expense related to the ESOP for the three and nine months ended June 30, 2014 was $285,000 and $842,000, respectively, compared to $257,000 and $747,000, respectively, for the three and nine months ended June 30, 2013. The fair value of unearned ESOP shares, using the closing quoted market price per share of the Company’s stock, was $20.5 million at June 30, 2014. A summary of ESOP share allocation for the nine months ended June 30, 2014 is as follows:

Shares allocated at September 30, 2013	155,775
Shares allocated during the period	42,791
Shares distributed during the period	(3,070)
Allocated shares held by the ESOP trust at June 30, 2014	195,496
Unearned shares at June 30, 2014	944,224
Total ESOP shares	1,139,720

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since some commitments may expire without being funded, the commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $90.7 million and $101.1 million at June 30, 2014 and September 30, 2013, respectively.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk and recourse provisions involved in issuing letters of credit are essentially the same as those involved in extending loans to customers, and the estimated fair value of these letters of credit, which is included in accrued expenses and other liabilities, was not material at June 30, 2014 and September 30, 2013. The amount of standby letters of credit was $2.8 million and $1.5 million at June 30, 2014 and September 30, 2013, respectively. The Company believes that the likelihood of having to perform on standby letters of credit is remote based on the financial condition of the guarantors and the Company’s historical experience.

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

Assets measured at fair value on a recurring basis as of June 30, 2014 and September 30, 2013 are summarized below:

	June 30, 2014				September 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Securities available for sale
States and political subdivisions	$5,167	$–	$5,167	$–	$5,561	$–	$5,561	$–
Agency mortgage-backed securities	96,104	–	96,104	–	112,429	–	112,429	–
Agency collateralized mortgage obligations	49,752	–	49,752	–	80,069	–	80,069	–
Corporate equity securities	15,516	15,516	–	–	21,042	21,042	–	–
Corporate debt securities	62,093	–	57,684	4,409	85,897	–	81,385	4,512
Total assets at fair value	$228,632	$15,516	$208,707	$4,409	$304,998	$21,042	$279,444	$4,512

A rollforward of securities classified as Level 3 measured at fair value on a recurring basis for the nine months ended June 30, 2014 and 2013 is as follows (dollars in thousands):

	Nine Months Ended June 30,
	2014	2013
Balance of Level 3 assets measured on a recurring basis at beginning of period	$4,512	$6,433
Principal payments in period	(167)	(153)
Sales of securities in period	–	(1,496)
Amortization of premiums or discounts	(19)	(20)
Other-than-temporary impairment charges included in noninterest income	–	(44)
Net change in unrealized gains or losses included in accumulated other comprehensive income	83	(81)
Balance of Level 3 assets measured on a recurring basis at end of period	$4,409	$4,639

Level 3 securities measured at fair value on a recurring basis at June 30, 2014 consisted of one corporate debt security for which the Company was not able to obtain dealer quotes due to lack of trading activity. For this security the Company obtained a bid indication from a third-party trading desk to determine the fair value.

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

Assets measured at fair value on a non-recurring basis as of June 30, 2014 and September 30, 2013 are included in the table below:

	June 30, 2014				September 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Non-agency collateralized mortgage obligations	$–	$–	$–	$–	$7	$–	$–	$7
Impaired loans
One- to four-family	–	–	–	–	3,633	–	–	3,633
Multi-family	–	–	–	–	12,570	–	–	12,570
Nonresidential	1,576	–	–	1,576	–	–	–	–
Land and land development	4,874	–	–	4,874	12,681	–	–	12,681
Other real estate owned	1,606	–	515	1,091	2,083	–	–	2,083
Total assets at fair value	$8,056	$–	$515	$7,541	$30,974	$–	$–	$30,974

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

The estimated fair values of the Company’s financial instruments, as well as their classifications in the fair value hierarchy, at June 30, 2014 and September 30, 2013 are as follows:

	June 30, 2014
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$144,216	$144,216	$144,216	$144,216	$–	$–	$–	$–
Securities available for sale	228,632	228,632	15,516	15,516	208,707	208,707	4,409	4,409
Securities held to maturity	111,445	112,024	–	–	111,445	112,024	–	–
Net loans	533,338	540,955	–	–	–	–	533,338	540,955
FHLB stock	9,503	9,503	9,503	9,503	–	–	–	–
Accrued interest receivable	3,948	3,948	3,948	3,948	–	–	–	–

Financial liabilities:
Deposits	684,508	689,572	–	–	684,508	689,572	–	–
FHLB borrowings	174,460	197,859	–	–	174,460	197,859	–	–
Accrued interest payable	857	857	857	857	–	–	–	–
Advance payments by borrowers for taxes and insurance	1,650	1,650	1,650	1,650	–	–	–	–

Off-balance-sheet financial instruments:
Commitments to extend credit	–	–	–	–	–	–	–	–
Standby letters of credit	–	20	–	–	–	–	–	20

	September 30, 2013
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$98,914	$98,914	$98,914	$98,914	$–	$–	$–	$–
Securities available for sale	304,998	304,998	21,042	21,042	279,444	279,444	4,512	4,512
Securities held to maturity	70,249	72,747	–	–	62,416	63,116	7,833	9,631
Net loans	511,183	522,494	–	–	–	–	511,183	522,494
FHLB stock	9,328	9,328	9,328	9,328	–	–	–	–
Accrued interest receivable	4,081	4,081	4,081	4,081	–	–	–	–

Financial liabilities:
Deposits	646,838	650,508	–	–	646,838	650,508	–	–
FHLB borrowings	163,485	183,868	–	–	163,485	183,868	–	–
Accrued interest payable	852	852	852	852	–	–	–	–
Advance payments by borrowers for taxes and insurance	2,769	2,769	2,769	2,769	–	–	–	–

Off-balance-sheet financial instruments:
Commitments to extend credit	–	–	–	–	–	–	–	–
Standby letters of credit	–	21	–	–	–	–	–	21

Note 10. Accumulated Other Comprehensive Income

The table below summarizes the reclassifications out of accumulated other comprehensive income (“AOCI”) for the three and nine months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
Details about AOCI components	Amount reclassified from AOCI	Affected line item in the consolidated income statement	Amount reclassified from AOCI	Affected line item in the consolidated income statement
Net unrealized holding gains or losses arising during the period on available for sale securities
	$(331)	Gains on sales of securities, net	$(205)	Gains on sales of securities, net
	–		–
	(331)	Income before provision for income taxes	(205)	Income before provision for income taxes
	–	Provision for income taxes	79	Provision for income taxes
	$(331)	Net income	$(126)	Net income

	Nine Months Ended June 30, 2014		Nine Months Ended June 30, 2013
Details about AOCI components	Amount reclassified from AOCI	Affected line item in the consolidated income statement	Amount reclassified from AOCI	Affected line item in the consolidated income statement
Net unrealized holding gains or losses arising during the period on available for sale securities
	$(4,268)	Gains on sales of securities, net	$(1,618)	Gains on sales of securities, net
	–		44	Net impairment reflected in income
	(4,268)	Income before provision for income taxes	(1,574)	Income before provision for income taxes
	123	Provision for income taxes	599	Provision for income taxes
	$(4,145)	Net income	$(975)	Net income

The table below summarizes the changes in AOCI by component, net of tax, for the three and nine months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30, 2014
	Net unrealized gains on investments	Defined benefit pension plan	OTTI on investments	Total
Beginning balance	$11,706	$(319)	$–	$11,387
Other comprehensive income before reclassification	1,123	–	–	1,123
Amounts reclassified from AOCI	(331)	–	–	(331)
Net other comprehensive (loss) income during the period	792	–	–	792
Ending balance	$12,498	$(319)	$–	$12,179

	Three Months Ended June 30, 2013
	Net unrealized gains on investments	Defined benefit pension plan	OTTI on investments	Total
Beginning balance	$12,618	$(1,800)	$(1,239)	$9,579
Other comprehensive income before reclassification	(85)	–	27	(58)
Amounts reclassified from AOCI	(126)	–	–	(126)
Net other comprehensive income (loss) during the period	(211)	–	27	(184)
Ending balance	$12,407	$(1,800)	$(1,212)	$9,395

	Nine Months Ended June 30, 2014
	Net unrealized gains on investments	Defined benefit pension plan	OTTI on investments	Total
Beginning balance	$14,171	$(319)	$(1,111)	$12,741
Other comprehensive income before reclassification	2,472	–	1,111	3,583
Amounts reclassified from AOCI	(4,145)	–	–	(4,145)
Net other comprehensive (loss) income during the period	(1,673)	–	1,111	(562)
Ending balance	$12,498	$(319)	$–	$12,179

	Nine Months Ended June 30, 2013
	Net unrealized gains on investments	Defined benefit pension plan	OTTI on investments	Total
Beginning balance	$10,655	$(1,800)	$(777)	$8,078
Other comprehensive income before reclassification	2,727	–	(435)	2,292
Amounts reclassified from AOCI	(975)	–	–	(975)
Net other comprehensive income (loss) during the period	1,752	–	(435)	1,317
Ending balance	$12,407	$(1,800)	$(1,212)	$9,395

Note 11. Stock Repurchase Program

On August 29, 2013, the board of directors approved a fourth stock repurchase program whereby the Company was authorized to repurchase up to 612,530 shares, or approximately 5% of its common stock that was outstanding upon completion of the third stock repurchase program. During the three and nine months ended June 30, 2014, the Company repurchased 158,948 shares and 455,348 shares, respectively, of its outstanding common stock under this fourth program for $3.2 million and $8.9 million, respectively, or an average price of $20.01 per share and $19.65 per share, respectively.

Note 12. Subsequent Event - Proposed Merger Announcement

On July 14, 2014, the Company and TowneBank entered into an Agreement and Plan of Reorganization by and among TowneBank, the Company and Franklin Federal (the “Agreement”), pursuant to which the Company and Franklin Federal will merge with and into TowneBank, with TowneBank the surviving entity in the merger. Under the terms of the Agreement, the Company’s stockholders will be entitled to receive 1.40 shares of TowneBank common stock for each share of Company common stock.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger by the stockholders of the Company and TowneBank. In addition, the Agreement requires that the Company have total common stockholders’ equity of not less than $240.0 million as of the month-end prior to the closing date, except to the extent that the stockholders’ equity is reduced by any reserves or charge-offs that are requested to be made by TowneBank and any expenses or other costs incurred by the Company that are associated with or result directly from the merger. The Agreement also contains provisions that provide for the termination of the Agreement and, in certain circumstances, the payment of a termination fee of $11.0 million by either the Company or TowneBank. For further information, including a copy of the Agreement, see the Current Report on Form 8-K filed by the Company on July 16, 2014.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement for Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts; rather they are statements based on our current expectations regarding our business strategies and their intended results and our future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to our actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	general economic conditions, either internationally, nationally, or in our primary market area, that are worse than expected;
•	a decline in real estate values;
•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	legislative, regulatory or supervisory changes that adversely affect our business;
•	adverse changes in the securities markets;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board;
•	the requisite stockholder or regulatory approval of the previously disclosed proposed merger with TowneBank may not be received or other conditions to the completion of the proposed merger might not be satisfied or waived; and
•	operations will continue to be impacted until the proposed merger transaction is either consummated or terminated.

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

Comparison of Financial Condition at June 30, 2014 and September 30, 2013

Assets. Total assets at June 30, 2014 were $1.11 billion, an increase of $50.9 million, or 4.8%, from total assets of $1.06 billion at September 30, 2013.

Cash and cash equivalents increased $45.3 million to $144.2 million at June 30, 2014 compared to $98.9 million at September 30, 2013, an increase of 45.8%. The increase in cash and cash equivalents from September 30, 2013 to June 30, 2014 was primarily due to an increase in deposits, an increase in FHLB borrowings, sales, prepayments and maturities of securities, sales of other real estate owned, and net income, partially offset by an increase in loans, purchases of securities, and stock repurchases.

Securities decreased $35.2 million, or 9.4%, to $340.1 million at June 30, 2014 compared to $375.3 million at September 30, 2013. The decrease in securities was due to $55.1 million of normal principal payments on securities, $21.3 million of maturities of corporate debt securities, $8.0 million of sales of equity securities, and $9.1 million of sales of private-label collateralized mortgage obligations (“CMOs”), partially offset by the purchase of $57.5 million of mortgage-backed securities (“MBSs”).

Total loans increased $22.9 million, or 4.4%, to $547.4 million at June 30, 2014 compared to $524.5 million at September 30, 2013. Nonresidential loans increased $9.7 million, loans to other financial institutions increased $17.4 million, and construction loans increased $5.1 million. These increases were partially offset by a decline in land and land development loans of $2.4 million, multi-family loans of $5.5 million, and one- to four-family loans of $1.3 million.

Liabilities. Total liabilities at June 30, 2014 were $865.5 million compared to $817.9 million at September 30, 2013, an increase of $47.6 million, or 5.8%, due to an increase in deposits and FHLB borrowings. Total deposits increased $37.7 million primarily due to a $19.7 million increase in certificates of deposit and a $17.0 million increase in savings deposits. FHLB borrowings increased $11.0 million primarily due to an additional advance of $10.0 million obtained during the nine months ended June 30, 2014.

Stockholders’ equity. Stockholders’ equity was $244.7 million at June 30, 2014, an increase of $3.3 million, or 1.4%, from September 30, 2013. The increase was the result of net income of $9.7 million, stock-based compensation expense of $2.3 million, and the allocation of $842,000 of ESOP shares, partially offset by the repurchase of $9.4 million of common stock as part of the Company’s stock repurchase programs and a net decrease in accumulated other comprehensive income of $562,000.

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

	For the Three Months Ended June 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One- to four-family	$92,811	$1,528	6.60%	$95,945	$1,634	6.83%
Multi-family	102,594	1,414	5.53	98,653	1,508	6.13
Nonresidential	252,669	3,720	5.91	227,228	3,547	6.26
Construction	42,403	635	6.01	27,829	391	5.64
Land and land development	44,251	560	5.08	46,023	519	4.52
Loans to other financial institutions	17,404	239	5.51	–	–	–
Other	397	8	8.08	415	9	8.70
Total loans	552,529	8,104	5.88	496,093	7,608	6.15
Securities:
Collateralized mortgage obligations	83,293	375	1.81	121,375	538	1.78
Mortgage-backed securities	187,223	830	1.78	118,642	290	0.98
States and political subdivisions	5,202	73	5.63	6,326	89	5.64
Corporate equity securities	15,445	65	1.69	17,360	95	2.19
Corporate debt securities	65,207	747	4.59	90,471	1,050	4.66
Total securities	356,370	2,090	2.35	354,174	2,062	2.34
Investment in FHLB stock	9,503	87	3.67	9,779	56	2.30
Other interest-earning assets	77,102	34	0.18	115,768	61	0.21
Total interest-earning assets	995,504	10,315	4.16	975,814	9,787	4.02
Allowance for loan losses	(10,827)			(10,230)
Noninterest-earning assets	115,442			87,683
Total assets	$1,100,119			$1,053,267
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Money market savings	$251,719	330	0.53	$230,485	298	0.52
Money market checking	44,545	48	0.43	45,614	49	0.43
Certificates of deposit	376,309	1,342	1.43	349,868	1,227	1.41
Total deposits	672,573	1,720	1.03	625,967	1,574	1.01
FHLB borrowings	174,247	1,864	4.29	172,954	1,931	4.48
Total interest-bearing liabilities	846,820	3,584	1.70	798,921	3,505	1.76
Noninterest bearing deposits	2,495			1,300
Other noninterest bearing liabilities	6,790			12,219
Total liabilities	856,105			812,440
Stockholders’ equity	244,014			240,827
Total liabilities and stockholders’ equity	$1,100,119			$1,053,267
Net interest income		$6,731			$6,282
Interest rate spread(1)			2.46%			2.26%
Net interest margin(2)			2.71%			2.58%
Average interest-earning assets to average interest-bearing liabilities			118%			122%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and June 30, 2013

General. We had net income of $2.7 million, or $0.24 per diluted share, for the three months ended June 30, 2014 compared to $1.7 million, or $0.14 per diluted share, for the three months ended June 30, 2013, an improvement of $1.0 million. The increase was the net result of a $449,000 increase in net interest income, a $226,000 decrease in the provision for loan losses, a $637,000 increase in other service charges and fees, a $126,000 increase in gains on sales of securities, a $239,000 increase in gains on sales of other real estate owned, and a $138,000 decrease in other-than-temporary impairment charges on securities included in income, partially offset by a $257,000 increase in other noninterest expenses and a $525,000 increase in the provision for income taxes.

Net Interest Income. Net interest income increased $449,000, or 7.2%, to $6.7 million in the three months ended June 30, 2014 from $6.3 million in the three months ended June 30, 2013. The net interest margin increased 13 basis points to 2.71% for the three months ended June 30, 2014 from 2.58% for the three months ended June 30, 2013. The average balances of interest-earning assets increased $19.7 million from the three months ended June 30, 2013 to the three months ended June 30, 2014, and the yield increased 14 basis points.

Total interest and dividend income increased $528,000, or 5.4%, to $10.3 million for the three months ended June 30, 2014 from $9.8 million for the three months ended June 30, 2013. Interest income on loans increased $496,000 primarily due to an increase of $56.4 million in the average balance of loans, partially offset by a 27 basis point decline in yield. The decline in yield was primarily the result of lower interest rates for new loans due in part to increased competition for quality loans. The average balance of nonresidential loans increased $25.4 million and the yield declined 35 basis points. The average balance of multi-family loans increased $3.9 million and the yield declined 60 basis points. The average balance of construction loans increased $14.6 million and the yield increased 37 basis points. The increase in both interest income on loans and the average balance of loans was also due to the new loans to other financial institutions portfolio, which had an average balance of $17.4 million and a yield of 5.51% for the three months ended June 30, 2014. These increases in average balances were partially offset by a $3.1 million decrease in the average balance of one- to four-family loans, with a decrease in yield of 23 basis points, and a $1.8 million decrease in the average balance of land and land development loans, with an increase in yield of 56 basis points.

Interest and dividend income on investment securities (excluding FHLB stock) increased $28,000, or 1.4%, due to a $2.2 million increase in the average balance of investment securities for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as well as a 1 basis point increase in yield. The average balance of MBSs increased $68.6 million and the yield increased 80 basis points, resulting in an increase in interest income of $540,000. The Company has significantly increased its investment in short-term MBSs to meet regulatory qualified thrift lender requirements and to better position the Company for rising interest rates. This increase was partially offset by a $38.1 million decrease in the average balance of CMOs due to prepayments as well as the sale of our portfolio of non-agency CMOs during the second quarter of fiscal 2014, with a yield increase of 3 basis points, resulting in a decrease in interest income of $163,000. Corporate debt securities decreased $25.3 million and the yield decreased 7 basis points due to the sale of longer-term corporate bonds, resulting in a decrease in interest income of $303,000.

Total interest expense increased $79,000, or 2.3%, to $3.6 million for the three months ended June 30, 2014 from $3.5 million for the three months ended June 30, 2013. The increase was the result of a $146,000 increase in deposit costs, partially offset by a $67,000 decrease in Federal Home Loan Bank (“FHLB”) borrowings costs. The average balance of interest-bearing deposits increased $46.6 million due to a $21.2 million increase in the average balance of money market savings accounts and a $26.4 million increase in the average balance of certificates of deposit. The average interest rate paid on deposits increased 2 basis points. The average balance of FHLB borrowings increased $1.3 million while the average interest rate paid declined 19 basis points due to a prepayment made during the fourth quarter of fiscal 2013, partially offset by a new advance obtained on March 14, 2014.

Provision for Loan Losses. The provision for loan losses decreased $226,000 to a credit provision of $55,000 for the three months ended June 30, 2014 compared to a provision of $171,000 for the three months ended June 30, 2013. Net loan charge-offs were $218,000 for the three months ended June 30, 2014 compared to $897,000 for the three months ended June 30, 2013. The overall allowance rate decreased 1 basis point at June 30, 2014 to 1.91% of total loans from 1.92% of total loans at March 31, 2014. See note 4 of the notes to the unaudited consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

Noninterest Income.

The following table presents the components of noninterest income and the percentage increase (decrease) from the comparable prior year quarter:

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2014	2013	%
Service charges on deposit accounts	$20	$14	37.4%
Other service charges and fees	773	136	469.0
Gains on sales of loans held for sale	—	2	(100.0)
Gains on sales of securities, net	331	205	61.8
Gains on sales of other real estate owned	289	50	481.1

Impairment of securities	—	(190)	(100.0)
Impairment recognized in OCI	—	(52)	(100.0)
Net impairment reflected in earnings	—	(138)	(100.0)

Increase in cash surrender value of bank-owned life insurance	317	320	(1.1)
Other operating income	221	200	10.3
Total noninterest income	$1,951	$789	147.1

Gains, Losses, and Impairment Charges on Securities. Other-than-temporary-impairment charges on securities reflected in earnings decreased $138,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Impairment charges reflected in earnings for the three months ended June 30, 2013 related to the Company’s portfolio of non-agency CMOs. There were no impairment charges reflected in earnings for the three months ended June 30, 2014. Sales of securities resulted in gains of $331,000 for the three months ended June 30, 2014 compared to $205,000 for the three months ended June 30, 2013. Securities sold during the three months ended June 30, 2014 and 2013 consisted of equity securities of local community bank holding companies.

Noninterest Income, Excluding Gains, Losses, and Impairment Charges on Securities. Total other noninterest income excluding gains, losses, and impairment charges on securities increased $898,000, or 124.2%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily due to a $637,000 increase in other service charges and fees due to a $528,000 increase in prepayment fees received in connection with the prepayment of loans as well as an increase in net gains on sales of other real estate owned of $239,000.

Other Noninterest Expenses.

The following table presents the components of other noninterest expenses and the percentage increase (decrease) from the comparable prior year quarter:

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2014	2013	%
Personnel expense	$2,535	$2,498	1.5%
Occupancy expense	241	275	(12.5)
Equipment expense	216	213	1.4
Advertising expense	82	85	(3.3)
Federal deposit insurance premiums	220	165	33.2
Impairment of other real estate owned	—	78	(100.0)
Other operating expenses	1,561	1,284	21.6
Total other noninterest expenses	$4,855	$4,598	5.6

Total noninterest expenses increased $257,000, or 5.6%, to $4.9 million for the three months ended June 30, 2014 compared to $4.6 million for the three months ended June 30, 2013. The increase was primarily due to a $277,000 increase in other operating expenses due to increased foreclosure expenses and increased stock compensation expense as a result of an accelerated vesting of stock options and restricted stock granted to a director due to the death of the director in May 2014.

Income Tax Expense. Income tax expense was $1.2 million for the three months ended June 30, 2014 compared to $640,000 for the three months ended June 30, 2013. The effective income tax rate for the three months ended June 30, 2014 was 30.0%, which was relatively consistent with the effective income tax rate of 27.8% for the three months ended June 30, 2013.

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

	For the Nine Months Ended June 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One- to four-family	$93,511	$5,055	7.23%	$100,032	$5,046	6.74%
Multi-family	102,217	4,053	5.30	91,546	4,219	6.16
Nonresidential	253,293	11,221	5.92	214,880	10,335	6.43
Construction	40,857	1,763	5.77	25,160	1,091	5.80
Land and land development	45,503	1,213	3.56	45,408	1,490	4.39
Loans to other financial institutions	14,515	596	5.49	—	—	—
Other	399	25	8.38	441	28	8.49
Total loans	550,295	23,926	5.81	477,467	22,209	6.22
Securities:
Collateralized mortgage obligations	97,978	1,398	1.91	146,374	1,702	1.55
Mortgage-backed securities	176,920	2,487	1.88	107,812	1,161	1.44
States and political subdivisions	5,284	227	5.74	10,410	422	5.42
Corporate equity securities	17,729	237	1.79	16,165	267	2.21
Corporate debt securities	72,605	2,486	4.58	101,867	3,599	4.72
Total securities	370,516	6,835	2.47	382,628	7,151	2.50
Investment in FHLB stock	9,403	241	3.43	9,977	178	2.39
Other interest-earning assets	66,790	87	0.17	106,589	161	0.20
Total interest-earning assets	997,004	31,089	4.17	976,661	29,699	4.07
Allowance for loan losses	(10,421)			(10,555)
Noninterest-earning assets	102,187			92,475
Total assets	$1,088,770			$1,058,581
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Money market savings	$247,626	971	0.52	$227,658	808	0.47
Money market checking	45,092	147	0.44	46,479	151	0.43
Certificates of deposit	371,213	3,898	1.40	357,404	3,924	1.47
Total deposits	663,931	5,016	1.01	631,541	4,883	1.03
FHLB borrowings	167,913	5,514	4.39	172,633	5,788	4.48
Total interest-bearing liabilities	831,844	10,530	1.69	804,174	10,671	1.77
Noninterest bearing deposits	2,147			1,329
Other noninterest bearing liabilities	10,821			10,145
Total liabilities	844,812			815,648
Stockholders’ equity	243,958			242,933
Total liabilities and stockholders’ equity	$1,088,770			$1,058,581
Net interest income		$20,559			$19,028
Interest rate spread(1)			2.48%			2.30%
Net interest margin(2)			2.76%			2.60%
Average interest-earning assets to average interest-bearing liabilities			120%			121%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for the Nine Months Ended June 30, 2014 and June 30, 2013

General. We had net income of $9.7 million, or $0.85 per diluted share, for the nine months ended June 30, 2014 compared to $6.7 million, or $0.56 per diluted share, for the nine months ended June 30, 2013, an improvement of $3.0 million. The increase was the net result of a $1.6 million increase in net interest income, a $593,000 increase in other service charges and fees, a $3.4 million increase in gains on sales of securities, and a $223,000 decrease in the provision for income taxes, partially offset by an $806,000 increase in the provision for loan losses, a $242,000 increase in other-than-temporary impairment charges on securities included in income, a $1.2 million decrease in gains on sales of other real estate owned, and a $478,000 increase in other noninterest expenses.

Net Interest Income. Net interest income increased $1.6 million, or 8.0%, to $20.6 million in the nine months ended June 30, 2014 from $19.0 million in the nine months ended June 30, 2013. The net interest margin increased 16 basis points to 2.76% for the nine months ended June 30, 2014 from 2.60% for the nine months ended June 30, 2013. The average balances of interest-earning assets increased $20.3 million from the nine months ended June 30, 2013 to the nine months ended June 30, 2014, and the yield increased 10 basis points.

Total interest and dividend income increased $1.4 million, or 4.7%, to $31.1 million for the nine months ended June 30, 2014 from $29.7 million for the nine months ended June 30, 2013. Interest income on loans increased $1.7 million due to an increase of $72.8 million in the average balance of loans, partially offset by a 41 basis point decline in yield. The decline in yield was the result of lower interest rates for new loans due in part to increased competition for quality loans as well as an increase in the average balance of nonaccrual loans. The average balance of nonresidential loans increased $38.4 million and the yield declined 51 basis points. The average balance of multi-family loans increased $10.7 million and the yield decreased 86 basis points. The average balance of construction loans increased $15.7 million and the yield decreased 3 basis points. The average balance of land and land development loans increased $95,000 and the yield decreased 83 basis points. The increase in both interest income on loans and the average balance of loans was also due to the new loans to other financial institutions portfolio, which had an average balance of $14.5 million and a yield of 5.49% for the nine months ended June 30, 2014. These increases in average balances were partially offset by a $6.5 million decrease in the average balance of one- to four-family loans, with an increase in yield of 49 basis points. This increase in yield was due to the collection of $321,000 of interest income as a result of the repayment of two non-accrual loans with the same borrower totaling $3.8 million.

Interest and dividend income on investment securities (excluding FHLB stock) decreased $316,000, or 4.4%, due to a $12.1 million decrease in the average balance of investment securities for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 as well as a 3 basis point decline in yield. The average balance of corporate debt securities decreased $29.3 million and the yield decreased 14 basis points due to the sale of longer-term corporate bonds, resulting in a decrease in interest income of $1.1 million. The average balance of CMOs decreased $48.4 million due to prepayments as well as the sale of our portfolio of non-agency CMOs during the current period and the yield increased 36 basis points, resulting in a decrease in interest income of $304,000. The average balance of state and political subdivision obligations decreased $5.1 million primarily due to the sale of a substandard municipal bond backed by student loans in March 2013, and the yield increased 32 basis points, resulting in a decrease in interest income of $195,000. These decreases were partially offset by a $69.1 million increase in the average balance of MBSs as well as a 44 basis point increase in yield, resulting in an increase in interest income of $1.3 million. The Company has significantly increased its investment in short-term MBSs to meet regulatory qualified thrift lender requirements and to better position the Company for rising interest rates.

Total interest expense decreased $141,000, or 1.3%, to $10.5 million for the nine months ended June 30, 2014 from $10.7 million for the nine months ended June 30, 2013. The decline was the result of a $274,000 decrease in Federal Home Loan Bank (“FHLB”) borrowings costs, partially offset by a $133,000 increase in deposit costs. The average balance of interest-bearing deposits increased $32.4 million due to a $20.0 million increase in the average balance of money market savings accounts and a $13.8 million increase in the average balance of certificates of deposit. The average interest rate paid on deposits decreased 2 basis points. The average balance of FHLB borrowings decreased $4.7 million and the average interest rate paid declined 9 basis points due to a prepayment made during the fourth quarter of fiscal 2013, partially offset by a new advance obtained on March 14, 2014.

Provision for Loan Losses. The provision for loan losses increased $806,000 to $1.3 million for the nine months ended June 30, 2014 compared to $532,000 for the nine months ended June 30, 2013. Net loan charge-offs were $630,000 for the nine months ended June 30, 2014 compared to $904,000 for the nine months ended June 30, 2013. The overall allowance rate increased 5 basis points at June 30, 2014 to 1.91% of total loans from 1.86% of total loans at September 30, 2013. See note 4 of the notes to the unaudited consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

Noninterest Income.

The following table presents the components of noninterest income and the percentage increase (decrease) from the comparable prior year quarter:

	Nine Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2014	2013	%
Service charges on deposit accounts	$48	$37	28.0%
Other service charges and fees	1,064	471	126.0
Gains on sales of loans held for sale	—	96	(100.0)
Gains on sales of securities, net	4,976	1,618	207.6
Gains on sales of other real estate owned	441	1,614	(72.7)

Impairment of securities	(266)	(1,269)	(79.0)
Impairment recognized in OCI	309	(936)	NM
Net impairment reflected in earnings	(575)	(333)	72.8

Increase in cash surrender value of bank-owned life insurance	951	962	(1.2)
Other operating income	677	568	19.2
Total noninterest income	$7,582	$5,033	50.6

Gains, Losses, and Impairment Charges on Securities. Other-than-temporary-impairment charges on securities reflected in earnings increased $242,000 to $575,000 for the nine months ended June 30, 2014 compared to $333,000 for the nine months ended June 30, 2013. Impairment charges reflected in earnings for the nine months ended June 30, 2014 related entirely to the Company’s portfolio of non-agency CMOs, which were sold in January 2014. Impairment charges reflected in earnings for the nine months ended June 30, 2013 related to the Company’s portfolio of non-agency CMOs as well as an auction-rate municipal bond backed by student loans that experienced deteriorating collateral quality. Sales of securities resulted in gains of $5.0 million for the nine months ended June 30, 2014 compared to $1.6 million for the nine months ended June 30, 2013. Securities sold during the nine months ended June 30, 2014 included equity securities of local community bank holding companies as well as the company’s portfolio of non-agency CMOs, as noted above. Gains on sales of securities also included a $323,000 gain on a corporate bond called during the nine months ended June 30, 2014. Securities sold during the nine months ended June 30, 2013 were primarily corporate debt securities as well as equity securities of local community bank holding companies.

Noninterest Income, Excluding Gains, Losses, and Impairment Charges on Securities. Total other noninterest income excluding gains, losses, and impairment charges on securities decreased $567,000, or 15.1%, for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The decrease was primarily the result of net gains on sales of other real estate owned of $441,000 in the nine months ended June 30, 2014 compared to $1.6 million in the nine months ended June 30, 2013, a decrease of $1.2 million. This decrease was partially offset by an increase in other service charges and fees of $593,000 primarily due to a $468,000 increase in prepayment fees received in connection with the prepayment of loans.

Other Noninterest Expenses.

The following table presents the components of other noninterest expenses and the percentage increase (decrease) from the comparable prior year quarter:

	Nine Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2014	2013	%
Personnel expense	$7,917	$8,032	(1.4)%
Occupancy expense	737	756	(2.6)
Equipment expense	655	667	(1.8)
Advertising expense	211	144	46.9
Federal deposit insurance premiums	604	518	16.5
Impairment of other real estate owned	8	78	(89.6)
Other operating expenses	4,250	3,709	14.6
Total other noninterest expenses	$14,382	$13,904	3.4

Total noninterest expenses increased $478,000, or 3.4%, to $14.4 million for the nine months ended June 30, 2014 compared to $13.9 million for the nine months ended June 30, 2013. The increase was primarily due to a $541,000 increase in other operating expenses due to increased foreclosure expenses, legal costs, technology costs, and stock compensation expense as a result of an accelerated vesting of stock options and restricted stock granted to a director due to the death of the director in May 2014.

Income Tax Expense. Income tax expense was $2.7 million for the nine months ended June 30, 2014 compared to $2.9 million for the nine months ended June 30, 2013. The effective income tax rate for the nine months ended June 30, 2014 was 21.9% compared to an effective income tax rate of 30.5% for the nine months ended June 30, 2013. The decrease in the effective tax rate was due to the $3.6 million increase in gains on sales of corporate equity securities. Gains on sales of corporate equity securities were $3.9 million for the nine months ended June 30, 2014, compared to $351,000 for the nine months ended June 30, 2013. Gains on sales of corporate equity securities are capital gains and can be offset by capital losses. Because the Company is in a capital loss carryforward position, these gains were offset completely by prior period capital losses, for which a deferred tax valuation allowance had previously been recorded, resulting in no tax expense on these capital gains for the nine months ended June 30, 2014.

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

	Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013			Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$2,290	$(1,794)	$496	$3,933	$(2,216)	$1,717
Securities	17	11	28	(229)	(87)	(316)
Investment in FHLB stock	(10)	41	31	(17)	80	63
Other interest earning assets	(19)	(8)	(27)	(53)	(21)	(74)
Total	2,278	(1,750)	528	3,634	(2,244)	1,390
Interest expense:
Deposits:
Money market savings	26	6	32	74	89	163
Money market checking	(1)	—	(1)	(8)	4	(4)
Certificates of deposit	97	18	115	212	(238)	(26)
FHLB borrowings	89	(156)	(67)	(158)	(116)	(274)
Total	211	(132)	79	120	(261)	(141)
Increase/(decrease) in net interest income	$2,067	$(1,618)	$449	$3,514	$(1,983)	$1,531

Asset Quality

Nonperforming Assets (NPAs)

At June 30, 2014, nonperforming assets (NPAs) totaled $52.4 million, a decrease of $3.4 million from $55.8 million at September 30, 2013. Our level of NPAs remains elevated over historical experience as a result of continued stress in the real estate market. While we intend to continue to work to reduce our NPAs, these levels are likely to remain elevated in the near term as problem loans work to resolution and as we actively market the $21.2 million of other real estate owned obtained by foreclosure during the nine months ended June 30, 2014.

Nonperforming assets at June 30, 2014 included $27.7 million in nonperforming loans (NPLs) as summarized in the table below. The following table reflects the balances and changes from September 30, 2013:

(Dollars in thousands)	June 30, 2014	September 30, 2013	Increase (Decrease)
Nonaccrual loans:
One- to four-family	$5,047	$10,369	$(5,322)
Multi-family	12,612	12,570	42
Nonresidential	1,576	1,584	(8)
Land and land development	8,492	24,608	(16,116)
Total nonperforming loans	$27,727	$49,131	$(21,404)

The decrease in nonperforming loans at June 30, 2014 was primarily due to the foreclosure of four land and land development loans totaling $16.0 million secured by three separate tracts of land, all of which were taken into other real estate owned, as well as the payoff of two loans on multiple one- to four-family properties totaling $3.8 million during the nine months ended June 30, 2014.

At June 30, 2014, the allowance for loan losses as a percentage of total loans was 1.91% compared to 1.86% at September 30, 2013. See note 4 of the notes to the unaudited consolidated financial statements for further analysis of the allowance for loan losses.

The following table sets forth selected asset quality data and ratios for the dates indicated:

(Dollars in thousands)	June 30, 2014	September 30, 2013
Nonperforming loans	$27,727	$49,131
Other real estate owned	24,645	6,715
Total nonperforming assets	52,372	55,846
Performing troubled debt restructurings (1)	5,657	5,501
Total nonperforming assets and troubled debt restructurings	$58,029	$61,347

Allowance for loan losses	$10,448	$9,740
Total loans	$547,357	$524,467

Ratios
Allowance as a percentage of total loans	1.91%	1.86%
Allowance as a percentage of nonperforming loans	37.68%	19.82%
Total nonperforming loans to total loans	5.07%	9.37%
Total nonperforming loans to total assets	2.50%	4.64%
Total nonperforming assets and troubled debt restructurings to total assets	5.23%	5.79%

(1)	Performing troubled debt restructurings do not include troubled debt restructurings that remain on nonaccrual status and are included in nonaccrual loans above.

At June 30, 2014, nonaccrual loans were primarily comprised of the following:

•	Land and land development loans:

-	One loan on over one hundred acres of mixed-use land in central Virginia. This loan had a balance of $4.9 million and was classified as impaired at June 30, 2014. The collateral was valued at $9.2 million based upon a June 2014 appraisal. This loan was current at June 30, 2014.

-	One loan secured by several hundred acres of partially-developed residential land in central Virginia. The remaining property is zoned for approximately 100 potential lots. This loan had a balance of $3.0 million and was classified as impaired at June 30, 2014. The collateral was valued at $7.1 million based upon a July 2013 appraisal. This loan was over 180 days delinquent at June 30, 2014.

-	One loan secured by over two acres of mixed use land in central Virginia. This loan had a balance of $568,000 and was classified as impaired at June 30, 2014. The collateral was valued at $2.1 million based upon recent sales and contracts to sell lots on this property. This loan was current at June 30, 2014.

•	Multifamily

-	Three loans on a 580-unit apartment complex in central Virginia that had a combined balance of $11.4 million. The apartment complex is valued at $12.3 million based upon June/July 2013 appraisals. These loans were considered impaired at June 30, 2014. At June 30, 2014, one loan with a balance of $2.5 million was 151 to 180 days delinquent and two loans with a combined balance of $8.9 million were over 180 days delinquent.

-	One loan on a 64-unit apartment complex in central Virginia with a balance of $1.2 million at June 30, 2014. The apartment complex does not generate enough cash to service the debt and requires support from the guarantor. The apartment complex is valued at $1.5 million based upon an August 2013 appraisal. This loan was identified as impaired at June 30, 2014. This loan was over 180 days delinquent at June 30, 2014.

•	One- to four-family

-	Thirty-four loans on one- to four-family residential properties in central Virginia to multiple borrowers with an aggregate balance of $5.0 million at June 30, 2014.

•	Nonresidential

-	One loan secured by a day care center in central Virginia. This loan had a balance of $1.6 million and was current at June 30, 2014. This loan was identified as impaired at June 30, 2014. The collateral for this loan was valued at $1.8 million based on a June 2014 appraisal.

The following table shows the aggregate amounts of our classified and criticized loans and securities at the dates indicated in accordance with regulatory classification definitions.

(Dollars in thousands)	June 30, 2014	September 30, 2013
Loans(1)
Special mention	$12,406	$16,845
Substandard	26,642	48,982
Total criticized loans	39,048	65,827
Other real estate owned
Substandard	24,645	6,715
Total classified other real estate owned	24,645	6,715

Securities
Substandard(2)	–	6,866
Total classified securities	–	6,866
Total criticized assets	$63,693	$79,408

(1)	For regulatory reporting, performing troubled debt restructurings can be reclassified at the beginning of each calendar year. As a result, total classified and criticized loans for GAAP and regulatory reporting may be different.
(2)	These securities and all other unclassified non-agency CMOs that the Company obtained in 2008 by a redemption-in-kind from three frozen mutual funds were sold on January 31, 2014 for $9.1 million, resulting in a gain of $708,000.

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

Our most liquid assets are cash and cash equivalents and securities classified as available-for-sale. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $144.2 million. In addition, at June 30, 2014, we had the ability to borrow a total of approximately $269.2 million in additional funds from the FHLB. Additionally, we established a borrowing arrangement with the Federal Reserve Bank of Richmond, although no borrowings have occurred to date. We intend to use corporate bonds as collateral for this arrangement and have pledged a bond with an estimated fair value of $5.5 million at June 30, 2014.

At June 30, 2014, we had $90.7 million in loan commitments outstanding, which included $90.3 million in undisbursed loans. Certificates of deposit due within one year of June 30, 2014 totaled $183.1 million. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

At June 30, 2014, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OCC. There are no conditions or events that management believes have changed the Bank’s classification. As a savings and loan holding company regulated by the Federal Reserve, Franklin Financial is not currently subject to any separate regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to the depository institutions themselves. These capital requirements will apply to savings and loan holding companies beginning in 2015. Revised capital requirements have been adopted by the OCC and the Federal Reserve for all thrifts and their savings and loan holding companies as part of Basel III.

The following table reflects the level of required capital and actual capital of the Bank at June 30, 2014 and September 30, 2013:

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
June 30, 2014
Tier 1 capital (to adjusted tangible assets)	$201,915	18.73%	$43,113	4.00%	$54,087	5.00%

Tier 1 risk-based capital (to risk weighted assets)	201,915	29.46	27,411	4.00	41,117	6.00

Risk-based capital (to risk weighted assets)	210,504	30.72	54,823	8.00	68,528	10.00

September 30, 2013
Tier 1 capital (to adjusted tangible assets)	$179,935	17.83%	$40,374	4.00%	$50,616	5.00%

Tier 1 risk-based capital (to risk weighted assets)	179,935	26.32	27,345	4.00	41,017	6.00

Risk-based capital (to risk weighted assets)	188,495	27.57	54,690	8.00	68,362	10.00

In December 2013, Franklin Financial made an equity contribution of $14.7 million to the Bank in the form of five substandard, impaired and collateral dependent loans that it had previously purchased from the Bank in June 2012.

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at June 30, 2014 and September 30, 2013 (dollars in thousands):

	June 30, 2014
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Risk-based capital
GAAP capital	$205,502	$205,502	$205,502
Accumulated gains on certain available-for-sale securities	(3,906)	(3,906)	(3,906)
Pension plan	319	319	319
General allowance for loan losses	–	–	8,589
Regulatory capital – computed	$201,915	$201,915	$210,504

	September 30, 2013
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Risk-based capital
GAAP capital	$182,576	$182,576	$182,576
Accumulated gains on certain available-for-sale securities	(2,960)	(2,960)	(2,960)
Pension plan	319	319	319
General allowance for loan losses	–	–	8,560
Regulatory capital – computed	$179,935	$179,935	$188,495

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

For the year ended September 30, 2013 and the nine months ended June 30, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Analysis

Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The following table presents the change in the present value of equity at June 30, 2014 that would occur in the event of an immediate change in interest rates based on management assumptions.

	Present Value of Equity
Change in	Market
Basis Points	Value	$ Change	% Change
	(Dollars in thousands)
300	$273,248	$5,196	1.9%
200	272,167	4,115	1.5
100	270,218	2,166	0.8
0	268,052	–	–
-100	256,393	(11,659)	(4.3)

Using the same assumptions as above, the sensitivity of our projected net interest income for the twelve months ending June 30, 2015 is as follows:

	Projected Net Interest Income
Change in	Net Interest
Basis Points	Income	$ Change	% Change
	(Dollars in thousands)
300	$25,150	$234	0.9%
200	25,105	189	0.8
100	24,972	56	0.2
0	24,916	–	–
-100	24,509	(407)	(1.6)

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should also carefully consider the factors set forth in “Part I, Item 1A. Risk Factors” in the Company’s Annual Report filed on Form 10-K for the year ended September 30, 2013.

The proposed merger with TowneBank may not be completed or the Merger Agreement may be terminated in accordance with its terms, which could adversely affect our business and results of operations.

The Merger Agreement is subject to a number of conditions that must be fulfilled to complete the merger. Those conditions include: approval of the Merger Agreement by the stockholders of the Company and TowneBank, receipt of requisite regulatory approvals, the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements. In addition, the Merger Agreement requires that the Company have total common stockholders’ equity of not less than $240.0 million as of the month-end prior to the closing date. If these conditions to the closing of the merger are not fulfilled, then the merger may not be completed.

Furthermore, the parties may mutually decide to terminate the Merger Agreement at any time, before or after approval by the stockholders of TowneBank or the Company, or the parties may elect to terminate the Merger Agreement in certain other circumstances. If the Merger Agreement is terminated, our business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management and the board of directors on the merger. In addition, if the Merger Agreement is terminated, the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed. If the Merger Agreement is terminated and our board of directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration we are receiving in this merger. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $11.0 million to TowneBank.

In connection with the proposed merger, we have incurred and will continue to incur expenses, which could prove to be significant. Our business and our operating and financial results may be materially adversely affected by the expenses incurred in connection with the proposed merger. A failed transaction may result in negative publicity and a negative impression of us in the investment community. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

We will be subject to business uncertainties while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us and consequently on TowneBank. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed and could cause customers and others that deal with us to seek to change existing business relationships with us. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business could be negatively impacted.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Purchases of securities

The Company’s purchases of its common stock made during the three months ended June 30, 2014 are summarized as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plans
April 1 – 30, 2014	89,000	$19.89	89,000	227,130
May 1 – 31, 2014	69,948	20.18	69,948	157,182
June 1 – 30, 2014	-	-	-	157,182
Total	158,948	20.01	158,948

(1)	On August 29, 2013, the board of directors approved a fourth stock repurchase program whereby the Company was authorized to repurchase up to 612,530 shares, or approximately 5% of its common stock that was outstanding upon completion of the third stock repurchase program. During the three months ended June 30, 2014, the Company repurchased 158,948 shares of its outstanding common stock under this fourth program.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

2.1	Agreement and Plan of Reorganization, dated as of July 14, 2014, by and among TowneBank, Franklin Financial Corporation and Franklin Federal Savings Bank (1)
3.1	Articles of Incorporation of Franklin Financial Corporation (2)
3.2	Bylaws of Franklin Financial Corporation (3)
4.0	Form of Common Stock Certificate of Franklin Financial Corporation (4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Franklin Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

(1)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2014.
(2)	Incorporated herein by reference to Exhibit 3.1 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(3)	Incorporated herein by reference to Exhibit 3.2 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(4)	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), as amended, initially filed with the Securities and Exchange Commission on December 10, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION
Registrant

August 8, 2014	By:	/s/ Richard T. Wheeler, Jr.
Richard T. Wheeler, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2014	By:	/s/ Donald F. Marker
Donald F. Marker
Vice President, Chief Financial Officer and Secretary/Treasurer
(Principal Financial and Accounting Officer)

