Form 10-K
period 2014-09-30
Franklin Financial Corp
filed 2014-12-15
CIK 1505823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Large accelerated filer    ☐    Accelerated Filer    ☒    Non-accelerated filer    ☐    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☐    No    ☒

As of March 31, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $131.8 million, based on a closing price of $19.56.

There were 11,776,750 shares of common stock outstanding as of December 10, 2014.

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

Proposed Merger with TowneBank

On July 14, 2014, the Company and TowneBank entered into an Agreement and Plan of Reorganization by and among TowneBank, the Company and Franklin Federal (the “Agreement”), pursuant to which the Company and Franklin Federal will merge with and into TowneBank, with TowneBank the surviving entity in the merger. Under the terms of the Agreement, the Company’s stockholders will be entitled to receive 1.40 shares of TowneBank common stock for each share of Company common stock. On December 3, 2014, the stockholders of the Company and TowneBank approved the proposed merger. The merger is expected to close on or about January 2, 2015, subject to receipt of all regulatory approvals.

Market Area

The Company currently operates eight full-service retail banking offices in the Greater Richmond area of central Virginia, including one branch at its corporate headquarters in Glen Allen. The Company considers the City of Richmond, the Counties of Henrico, Hanover and Chesterfield, Virginia, and the surrounding areas to be its primary market area. The City of Richmond serves as the capital of Virginia and the economic center of the Richmond-Petersburg metropolitan statistical area (“Richmond MSA”). The Richmond MSA had an estimated population of 1.29 million in 2013. The largest jurisdictions in the Richmond MSA as ranked by estimated 2013 population were Chesterfield County (326,950), Henrico County (316,973), Richmond (211,172), and Hanover County (101,702).

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

While the City of Richmond experienced relatively low population growth of 6.8% from 2000 to 2013, the broader Richmond MSA experienced robust population growth of 17.9%. Chesterfield, Henrico, and Hanover counties recorded population growth rates of 25.8%, 20.8%, and 17.8%, respectively. The Richmond MSA population is projected to increase 4.4% over the next five years, continuing to exceed the state and national growth rates. The area reflects a generally high quality of life as exemplified by a relatively low cost of living, minimal traffic congestion, a physically attractive topography, and a diverse economy that experiences neither the highs nor the lows of national business cycles.

Employees

At September 30, 2014, the Company had 98 full time equivalent employees.  No employees are represented by any collective bargaining unit.  The management of the Company considers relations with its employees to be good.

Competition

The Company faces significant competition for deposits and loans. The most direct competition for deposits has historically come from the financial institutions operating in the Company’s primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. The Company also faces competition for investors’ funds from money market funds and mutual funds. At June 30, 2014, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, the Company held 1.01% of the FDIC-insured deposits in the Richmond MSA. Some of the banks owned by large national and regional holding companies and other community-based banks that also operate in the Company’s primary market area are larger and, therefore, may have greater resources or offer a broader range of products and services.

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

Lending Activities

Nonresidential Real Estate Loans. The Company offers fixed-rate and, to a lesser extent, adjustable-rate mortgage loans secured by nonresidential commercial real estate. Approximately 92% of nonresidential real estate loans are secured by income-producing properties located within the Company’s primary market area and the surrounding 120 mile radius, including shopping centers and other retail properties, office buildings, hotels, mini-storage facilities, warehouses, nursing homes, and assisted-living facilities. In 2004, the Company began to significantly increase its origination of nonresidential real estate loans. Prior to that time, the Company’s focus was primarily on residential one-to four-family, owner-occupied mortgages and construction loans to builders.

The Company originates fixed-rate nonresidential real estate loans with contractual maturities of up to 30 years. These loans are typically callable in five to ten years and at any time thereafter. The Company also offers adjustable-rate nonresidential real estate loans with contractual maturities up to 15 years that are typically callable in five to ten years and at any time thereafter. Interest rates on adjustable rate loans are primarily equal to a margin above the prime lending rate or the London Interbank Offered Rate (LIBOR). Rates are generally adjustable monthly, but they may adjust at other intervals as negotiated with the borrower at the time a loan is made. Loans are secured by first mortgages, with limited exceptions, and generally are originated with a maximum loan-to-value ratio of 80%, with exceptions for borrowers or guarantors with high net worth, high liquidity, or other compensating factors. Approximately 58% of loans that the Company originated in the past three years had loan-to-value ratios of 70% or less at origination and approximately 39% of such loans had loan-to-value ratios between 70% and 80% at origination. Rates and other terms on such loans depend on an assessment of credit risk after considering such factors as the borrower’s financial condition and credit history, property type, loan-to-value ratio, debt service coverage ratio, financial strength of the guarantor and other factors. The Company requires personal guarantees and a projected debt service coverage ratio of 1.2x or greater depending on the characteristics of the project but may accept a lower debt service coverage ratio for loans in the lease-up phase, with short amortization periods, with guarantors with high net worth and high liquidity, or on properties anchored by investment grade tenants. Additionally, the Company may not require personal guarantees for loans with loan-to-value ratios of approximately 50% or less or on properties anchored by investment-grade tenants. The Company’s nonresidential real estate loans carry prepayment penalties of up to 5% of the amount prepaid.

As of September 30, 2014, the average size of the Company’s 50 largest nonresidential real estate loans was $4.4 million, and the largest such loan outstanding was $10.7 million. This loan, which was originated in November 2013 and is secured by a shopping center in central Virginia, was performing in accordance with its terms at September 30, 2014.

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

As of September 30, 2014, the Company’s largest multi-family real estate loan had an outstanding balance of $9.1 million. This loan, which was originated in October 2010, is secured by 51 student housing properties in eastern Virginia. This loan was performing according to its original terms at September 30, 2014.

One-to Four-Family Residential Loans. The Company’s origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in its primary market area. The Company originates one-to four-family residential mortgage loans on non-owner-occupied investment properties. The Company ceased originating owner-occupied one- to four-family residential mortgage loans during fiscal 2013 due to the commencement of operations of a joint venture with TowneBank Mortgage as discussed below. At September 30, 2014, $28.5 million of the Company’s one-to four-family residential loan portfolio was comprised of loans on owner-occupied properties and $56.6 million was comprised of loans on non-owner-occupied investment properties. The Company offers fixed-rate mortgage loans with contractual maturities up to 30 years. In the past four years, the Company has required call provisions up to 15 years, but more typically five to ten years, for loans on non-owner-occupied properties.

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

The business affairs of FFMC are managed by a Board of Managers, which is responsible for policy setting and approval of the overall direction of FFMC. The Board of Managers is comprised of two officers of Franklin Federal and two officers of TowneBank Mortgage. Upon consummation of the merger with TowneBank, the joint venture will be merged into TowneBank Mortgage.

The low interest rate environment, excessive regulations and intense competition for one-to four-family residential mortgage loans on owner-occupied properties resulted in year over year decreases in the number of such loans originated by Franklin Federal in recent years, and most of the residential loans originated on owner-occupied properties were sold into the secondary market. The Company retains in its portfolio non-owner-occupied one-to four-family residential loans that it originates.

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

At September 30, 2014, the largest owner-occupied one-to four-family residential loan in the Company’s portfolio had an outstanding balance of $683,000. This loan, which was originated in July 2010 and is secured by a single family home, was performing in accordance with its original terms at September 30, 2014.

At September 30, 2014, the Company had 369 non-owner-occupied residential loans with aggregate outstanding balances of $56.6 million, including 14 loans that each had an outstanding balance of more than $500,000. At September 30, 2014, the largest non-owner occupied residential loan in the Company’s portfolio had an outstanding balance of $5.5 million. This loan, which was originated in November 2013 and is secured by 38 one- to four-family rental property dwellings, was performing in accordance with its original terms at September 30, 2014. At September 30, 2014, nonperforming non-owner-occupied residential loans totaled $803,000.

Construction Loans. The Company originates construction loans for one-to four-family homes, multi-family properties and nonresidential commercial real estate. The Company’s construction lending program began in fiscal 1997 with a focus on local residential builders. Builder lines outstanding grew moderately from inception until reaching approximately $69.0 million at September 30, 2007. Given market conditions since then, the Company has allowed this portfolio to gradually run off through sales of the underlying houses and lots and, in the last five years, through foreclosures. The Company is currently ramping up its origination of construction loans, primarily on one-to four-family homes, multi-family properties, and selected nonresidential properties. With improving home prices and a growing housing recovery, the Company anticipates that it will more actively solicit construction loans in fiscal 2015.

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

Due to current market conditions, the Company is originating only a limited number of speculative construction loans to builders with a strong track record. At September 30, 2014, the Company had approved commitments for speculative construction loans of $12.6 million, of which $8.9 million was outstanding.

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

At September 30, 2014, the Company’s largest one-to four-family construction loan relationship was for a builder line of credit of $12.0 million, of which $3.2 million was outstanding and on which any new extension of credit must be approved by the Company’s Loan Committee. This relationship was performing according to its original terms at September 30, 2014.

At September 30, 2014, the Company’s largest construction loan on a nonresidential or multi-family real estate project was $12.9 million on a project to renovate several apartment complexes in central Virginia. At September 30, 2014, approximately $12.3 million of the total loan amount had been disbursed. This loan was performing according to its original terms at September 30, 2014.

Land and Land Development Loans. The Company originates loans to developers for the purpose of purchasing and/or developing vacant land in its primary market area and in areas within 120 miles of its primary market area, typically for residential subdivisions. The Company began making land and land development loans in fiscal 2001 and reached a fiscal year end peak of such loans at September 30, 2008 at $79.3 million as compared to $44.2 million at September 30, 2014. The Company has significantly curtailed the origination of land and land development loans in the past five years. As house prices and housing activity improve, the Company has capacity to make additional land and land development loans and may do so to strong borrowers on attractively located properties, particularly with favorable zoning.

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

At September 30, 2014, the Company’s largest land and land development exposure was one loan with an outstanding balance of $13.8 million. This loan, which was originated in January 2014 and is secured by raw land in central Virginia, was performing according to its original terms at September 30, 2014.

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

During the year ended September 30, 2014, the Company made subordinated loans to two Virginia-based community bank holding companies totaling $17.5 million. These loans are not secured and are subordinated to most obligations of the bank holding companies and their bank subsidiaries. The subordinated loans meet regulatory requirements to qualify as Tier 2 capital for the borrowers. The loans mature in 2023 and require monthly payments of principal and interest that will fully amortize the loans in ten years. The Company has no plans to make any additional subordinated debt loans.

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

In connection with the proposed merger with TowneBank, the Company has agreed not to (i) make, renew or otherwise modify any loan to be held in portfolio other than loans made or acquired in the ordinary and usual course of business consistent with past practice and that have (a) in the case of loans secured other than by real estate, a principal balance not in excess of $250,000, and (b) in the case of any loan secured by commercial real estate and any conforming residential real estate made to any borrower, a principal balance not in excess of $3,000,000; (ii) except in the ordinary and usual course of business, take any action that would result in any discretionary release of collateral or guarantees or otherwise restructure the respective amounts set forth in clause (i) above; (iii) enter into any loan securitization or create any special purpose funding entity other than for purposes of collateralizing FHLB advances; or (iv) enter into any loan participation agreement for the purchase or sale of any loans the amount and type of which are specified in clause (i) above as requiring TowneBank’s consent, other than those loan participations approved prior to the date of the merger agreement.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2014, Franklin Federal’s regulatory limit on loans to one borrower was $32.1 million, allowing for an additional $21.4 million for loans secured by specific readily-marketable collateral. Franklin Financial Corporation is not subject to a limit on loans to one borrower. At September 30, 2014, the Company’s largest lending relationship had $19.6 million of loans outstanding and the loans to this borrower were performing according to their original terms. This loan relationship is secured by two nonresidential loans and one multi-family loan.

Loan Commitments. The Company issues commitments for residential and commercial mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to customers. Generally, loan commitments expire after 30 to 90 days.

Investment Activities

The Company currently maintains investment portfolios at both Franklin Financial and the Bank. At September 30, 2014, the Company’s investment portfolio totaled $260.5 million, or 23.8% of total assets, on a consolidated basis. Franklin Financial’s portfolio consists primarily of marketable equity securities of Virginia-based community banks. Franklin Federal’s portfolio consists primarily of various types of debt securities as permitted by OCC regulations, including mortgage-backed securities, collateralized mortgage obligations, state and local government obligations and corporate debt obligations.

The Company has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and corporate bonds. Within certain regulatory limits, the Company also may invest a portion of its assets in corporate equity securities and pass-through investments in mutual funds. The Company also is required to maintain an investment in Federal Home Loan Bank of Atlanta stock. While the Company has the authority under applicable law and its investment policies to invest in derivative securities, there were no such investments at September 30, 2014.

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

The investment policy of Franklin Financial sets guidelines and limits for the purchase of stocks of community banks. Under its investment policies, the Company may make investments of up to 4.99%, subject to a maximum investment of $15.0 million, in Virginia-based community banking institutions. In making such investments, at the time of purchase the community banking institution must meet all regulatory minimum capital levels, must have been profitable from recurring operations in each of the prior three years, and must have had a minimum book value capitalization of $10.0 million. Effective August 23, 2011, the investment policy of Franklin Financial was amended to place a moratorium on the purchase of any additional equity securities without board of directors’ prior approval. The Company will completely dispose of its equity portfolio prior to consummation of the merger with TowneBank.

Due to the global financial crisis and given the concentration of Franklin Financial’s investment portfolio in equity securities of financial institutions, the Company’s investment portfolio experienced significant deterioration in 2011 and 2010. During fiscal year 2012, Franklin Financial recognized other-than-temporary impairment charges on its equity securities portfolio of $3.4 million. No other-than-temporary impairment charges on equity securities were recognized during fiscal 2013 and 2014. During the year ended September 30, 2012, the Company greatly reduced its exposure to corporate equity securities and virtually all of the equity securities held at September 30, 2013 and 2014 were equities of Virginia-based community banking institutions. At September 30, 2014 and 2013, Franklin Financial’s equity securities portfolio had a net unrealized gain of $421,000 and $10.1 million, respectively.

Some of the Company’s debt securities have also experienced significant declines in value in connection with the global financial crisis. In 2008, Franklin Federal owned investments in three mutual funds, which were primarily invested in various short-term instruments including mortgage-related investments (including private-label mortgage-backed securities), U.S. government debt securities, investment-grade corporate debt, and other high quality, short-term securities. At the time Franklin Federal invested in these funds, some of which investments were made as early as 2001, they were highly rated and well-performing funds. In 2008, the funds experienced significant price declines due to credit deterioration and elevated liquidity premiums. The fund managers enacted a redemption-in-kind provision that restricted the ability of Franklin Federal to sell these investments. Franklin Federal elected to exercise the redemption-in-kind provision and received $97.1 million of debt securities in three separate redemptions, including $51.0 million of non-agency collateralized mortgage obligations (“CMOs”). To better understand the risk associated with these non-agency CMOs, the Company engaged a third-party consultant to perform a detailed analysis of all non-agency CMO securities to identify potential loss exposure. For the fiscal years ended September 30, 2014, 2013 and 2012, the Company recognized impairment charges in earnings totaling $575,000, $391,000, and $518,000, respectively, on these securities. On January 31, 2014, the Company sold its portfolio of non-agency CMOs, which was classified as held-to-maturity. This sale was in response to significant deterioration in the creditworthiness of the issuers as well as a significant increase in the risk weights of debt securities used for regulatory risk-based capital purposes. The securities sold had a carrying value of $8.4 million at the time of sale, which generated a gain of $708,000 for the year ended September 30, 2014.

Management reviews the investment portfolio of each entity on a quarterly basis to determine the cause of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other than temporary in nature. Considerations such as the financial condition of the issuer, the Company’s intent and ability to hold securities, recoverability of invested amount over a reasonable period of time, the length of time the security is in an unrealized loss position and receipt of amounts contractually due, for example, are applied in determining whether a security is other than temporarily impaired. Changes in the expected cash flows of the securities and/or prolonged price declines may result in concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write-down these securities to their fair value.

For a detailed discussion of the gains and losses the Company has incurred on the Company’s investment portfolio during 2012 through 2014, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended September 30, 2014, 2013 and 2012—Gains, Losses, and Impairment Charges on Securities” and note 3 to the consolidated financial statements.

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

Deposit Accounts. Deposits are attracted from within the Company’s primary market area through the offering of a selection of deposit instruments, all but one of which are interest-bearing accounts, including money market checking and savings accounts and certificates of deposit. Historically, the Company has not offered noninterest-bearing demand accounts (such as checking accounts), although it introduced, on a limited basis, a basic checking account in 2012. The Company introduced a wider array of competitive demand deposit accounts in fiscal 2013 with bill payment, online banking, and debit cards. At September 30, 2014, $376.3 million, or 55.1% of the Company’s total deposits, were certificates of deposit. At September 30, 2014, the Company did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, the type of account and the interest rate, among other factors. In determining the terms of deposit accounts, the Company considers the rates offered by its competition, liquidity needs, profitability, matching deposit and loan products, and customer preferences and concerns. The Company generally reviews its deposit mix and pricing weekly. The Company’s deposit pricing strategy has typically been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits of a specific type or term.

Borrowings. The Company uses advances from the Federal Home Loan Bank of Atlanta (“FHLB”) to supplement the Company’s investable funds and to help manage liquidity risk and interest rate risk. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of the Company’s mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s total assets and the FHLB’s assessment of the institution’s creditworthiness. At September 30, 2014, the Company had unused borrowing capacity of approximately $245.4 million with the FHLB, and $180.0 million of long-term borrowings were outstanding, gross of the deferred prepayment penalties discussed below. Additionally, the Company maintains a borrowing arrangement with the Federal Reserve Bank of Richmond. No borrowings have occurred to date and any future borrowings will be secured primarily by investment securities.

During the year ended September 30, 2012, the Company exchanged nine FHLB borrowings totaling $160.0 million for new advances of the same amount. In connection with these exchanges, the Company paid prepayment penalties totaling $18.3 million, which have been treated as a discount on the new debt and are being amortized over the life of the new advances as an adjustment to the rate. See note 10 to the consolidated financial statements for additional information regarding the Company’s borrowings.

Financial Services

The Company has an agreement with a third-party registered broker-dealer, Cetera Investment Services LLC (“Cetera”). Through Cetera, the Company offers customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. For the years ended September 30, 2014, 2013, and 2012, pursuant to the Company’s agreement with Cetera, the Company received fees of $696,000, $749,000 and $552,000, respectively.

Properties

The Company currently conducts business from its corporate headquarters and seven additional branches. The following table sets forth the net book value of the land, building, and leasehold improvements, if applicable, and certain other information with respect to the Company’s offices at September 30, 2014.

(Dollars in thousands)	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at September 30, 2014
Main Office:
4501 Cox Road Glen Allen, Virginia 23060	1994	35,210	Owned	N/A	$2,564

Branch Offices:

5100 Nine Mile Road Richmond, Virginia 23223	1996	2,472	Owned	N/A	256

5011 Brook Road Richmond, Virginia 23227	1992	2,288	Owned	N/A	284

7013 Three Chopt Road Richmond, Virginia 23226	1954	2,229	Leased	5/31/2017	7

7279 Bell Creek Road Mechanicsville, Virginia 23111	2013	2,380	Owned	N/A	1,076

9000 West Huguenot Road Richmond, Virginia 23235	1992	3,280	Owned	N/A	472

9961 Iron Bridge Road Chesterfield, Virginia 23832	1997	7,433	Owned	N/A	456

1717 Bellevue Avenue Richmond, Virginia 23227	2010	414	Leased	5/31/2016	2

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

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At September 30, 2014, Franklin Federal met each of its capital requirements.

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

It is management’s belief that, as of September 30, 2014, Franklin Financial and Franklin Federal would meet all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements were currently effective.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of September 30, 2014, Franklin Federal maintained 72.8% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test, and it has done so each month since April 2011.

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

Assessments. Franklin Federal’s regulator, the OCC, is funded through assessments imposed on regulated institutions. Assessments paid by Franklin Federal to the OCC for the fiscal year ended September 30, 2014 totaled $249,000.

Federal Home Loan Bank System. Franklin Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Franklin Federal, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Franklin Federal was in compliance with this requirement with an investment in Federal Home Loan Bank of Atlanta stock at September 30, 2014 of $9.1 million.

Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally require that the Bank maintain average daily reserves equal to 3% on aggregate transaction accounts of up to $58.8 million, plus 10% on the remainder. The first $10.7 million of transaction accounts are exempt. This percentage is subject to adjustment by the Federal Reserve. Franklin Federal complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

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

Regulations of the OCC provide that, for a period of three years following the date of the completion of our conversion on April 27, 2011, no person, acting singly or together with associates acting in concert, could have directly or indirectly offered to acquire or acquired the beneficial ownership of more than 10% of any class of any equity security of Franklin Financial without the prior written approval of the OCC. Had any person, directly or indirectly, acquired beneficial ownership of more than 10% of any class of any equity security of Franklin Financial without the prior written approval of the OCC, the securities beneficially owned by such person in excess of 10% could not be voted by any person or counted as voting shares in connection with any matter submitted to the stockholders for a vote and could not be counted as outstanding for purposes of determining the affirmative vote necessary to approve any matter submitted to the stockholders for a vote. Our proposed merger with TowneBank does not require OCC approval, and the OCC has raised no objections to the proposed transaction.

Item 1A.  RISK FACTORS

Prospective investors in the Company’s common stock should carefully consider the following factors.

The proposed merger with TowneBank may not be completed or the Merger Agreement may be terminated in accordance with its terms, which could adversely affect our business and results of operations.

The Merger Agreement is subject to a number of conditions that must be fulfilled to complete the merger. Those conditions include the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements. In addition, the Merger Agreement requires that the Company have total common stockholders’ equity of not less than $240.0 million as of the month-end prior to the closing date, excluding charges to total common stockholders’ equity requested or agreed to by TowneBank. If these conditions to the closing of the merger are not fulfilled, then the merger may not be completed.

Furthermore, the parties may mutually decide to terminate the Merger Agreement at any time, or the parties may elect to terminate the Merger Agreement in certain other circumstances. If the Merger Agreement is terminated, our business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management and the board of directors on the merger. In addition, if the Merger Agreement is terminated, the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed. If the Merger Agreement is terminated and our board of directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration we are receiving in this merger. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $11.0 million to TowneBank.

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

The Company will be subject to business uncertainties while the merger is pending.

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

The Company is required to take certain actions to expedite the merger that may not be in its best interests if the merger is not consummated.

At June 30, 2014, the Company owned corporate equity securities, principally the common stocks of Virginia-based community banking institutions, with an estimated fair value of $15.5 million. These equity securities are not permissible investments of TowneBank, so the Company must sell these corporate equity securities prior to consummation of the merger. These equity securities had net unrealized gains of $8.6 million at June 30, 2014, and the appreciation in these corporate equity securities and the dividends derived therefrom have contributed to the growth of the Company’s comprehensive income and tangible book value over the past two fiscal years. During the three months ended September 30, 2014, the Company sold the majority of its equity securities, and equity securities with an estimated fair value of $785,000 remained at September 30, 2014. If the merger is not consummated, the sale of these securities may adversely affect the Company’s future earnings performance.

Likewise at June 30, 2014, the Bank owned corporate debt securities with an estimated fair value of $62.1 million and net unrealized gains of $5.3 million. The Company must meet a minimum total stockholders’ equity requirement of $240.0 million at the end of the month prior to the closing of the merger; thus, the Company is incented to dispose of the corporate debt securities in order to realize the unrealized gains and preserve the related tangible stockholders’ equity. During the three months ended September 30, 2014, the Company sold a large portion of its corporate debt securities, and corporate debt securities with an estimated fair value of $18.2 million remained at September 30, 2014. The sale of these securities will reduce future net interest income and net interest margin, which may have adverse effects on the Company’s earnings performance in the future if the merger is not consummated.

The lending philosophies of TowneBank and the Company differ with respect to the geographical orientation of the loan portfolio.

At September 30, 2014, approximately 58% of the Company’s loans were in the Richmond metropolitan area and surrounding counties and approximately 17% were in the Hampton Roads area. The remaining 25% of the Company’s loan portfolio was concentrated in areas of Virginia and North Carolina in which neither TowneBank nor the Company currently have offices. Philosophically, TowneBank does not lend outside of its office market territory, so TowneBank may gradually reduce lending in areas in which the Company has traditionally made loans. As the Company adapts to TowneBank’s lending philosophy during the pendency of the Merger Agreement, it must be less aggressive in lending outside of the Richmond and Hampton Roads metropolitan areas prior to consummation of the merger. This may result in lost lending opportunities, which could prove adverse to the Company’s loan growth, net interest income and net interest margin should the merger not be consummated.

The Company may be required to make further additions to the allowance for loan losses and to charge-off additional loans in the future, especially due to the Company’s level of nonperforming assets. Further, the allowance for loan losses may prove to be insufficient to absorb losses in the loan portfolio.

For fiscal 2014, we recorded a provision for loan losses of $9.9 million. We also recorded net loan charge-offs of $7.2 million. Our nonperforming assets decreased in fiscal 2014 from $55.8 million, or 5.3% of total assets and 31.0% of Tier 1 capital at September 30, 2013, to $43.5 million, or 4.0% of total assets and 21.5% of Tier 1 capital, at September 30, 2014. The decrease in nonperforming assets was primarily due to improved economic and real estate market conditions, which facilitated the sale of $4.7 million of other real estate owned during the year ended September 30, 2014 as well as charge-offs recorded on nonperforming assets during fiscal 2014. If the economy and/or real estate markets do not sustain this improvement, we may be required to add further provisions to our allowance for loan losses as nonperforming assets could increase or the value of the collateral securing loans may be insufficient to cover any remaining net loan balance, which could have a negative effect on our results of operations.

Like all financial institutions, the Company maintains an allowance for loan losses to provide for loans that its borrowers may not repay in their entirety. The Company saw an increase in the level of nonperforming assets in 2013. Nonperforming assets decreased during fiscal year 2014 and 2012. The majority of our nonperforming assets relate directly or indirectly to loans made prior to December 31, 2007, when our country’s most recent recession began.

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

In the past 10 years, construction loans, including speculative construction loans, have been a material part of the Company’s loan portfolio. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. At September 30, 2014, $34.2 million, or 6.4% of our loan portfolio, consisted of construction loans, of which $8.9 million consisted of speculative construction loans. Until the past eighteen months, the demand for construction loans decreased significantly due to the decline in the housing market and new home construction and, in response to these market conditions, management reduced originations of such loans in 2011, 2012, and 2013 compared to pre-recession levels. At September 30, 2014, $44.2 million, or 8.3% of our loan portfolio, consisted of land and land development loans. Land and land development loans have substantially similar risks as speculative construction loans. These loan types generally expose a lender to greater risk of non-payment and loss than owner-occupied residential mortgage loans because the repayment of such loans depends on the successful construction or development and ultimate sale of the property and, possibly, unrelated cash needs of the borrowers. Also, such loans typically involve larger balances to a single borrower or groups of related borrowers. In addition, many borrowers of these types of loans have more than one loan outstanding with us, so an adverse development with respect to one loan or credit relationship can expose the Company to significantly greater risk of non-payment and loss.

Nonresidential and multi-family real estate lending may expose us to increased lending risks.

At September 30, 2014, $353.3 million, or 66.1%, of the Company’s loan portfolio consisted of nonresidential and multi-family real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than owner-occupied, one-to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to owner-occupied one-to four-family residential mortgage loans. Also, many of the Company’s nonresidential real estate borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to an owner-occupied, one-to four-family residential mortgage loan.

Regulatory limits on commercial real estate loans could affect our ability to execute our operating strategy.

Continued focus on commercial real estate lending activities is a key component of the Company’s operating strategy. Interagency guidance issued by the banking regulators in 2006 encourages enhanced risk management practices and capital levels for banks with a significant concentration of commercial real estate loans. For purposes of this regulatory guidance, commercial real estate loans include nonresidential real estate, multi-family, construction, and land and land development loans. While federal regulators have not set specific limits on the level of commercial real estate loans banks may hold in portfolio, federal regulators may instruct individual banks to reduce a concentration when they believe it is warranted. As of September 30, 2014, the total of construction and land and land development loans for the Bank was 37% of the sum of its Tier 1 capital plus the general portion of the allowance for loan losses. The total of construction, land and land development, nonresidential and multi-family loans as of September 30, 2014 for the Bank was 206% of the sum of its Tier 1 capital plus the general portion of the allowance for loan losses.

Declines in the value of investment securities could require write-downs, which would reduce earnings.

In 2014, 2013 and 2012, we recognized other-than-temporary impairment charges in earnings of $575,000, $435,000, and $4.7 million, respectively, related to our investment portfolio. At September 30, 2014, $785,000, or 0.5%, of our available for sale investment securities portfolio was comprised of corporate equity securities held by Franklin Financial. Corporate equity securities are generally considered riskier investments than asset-backed or government guaranteed securities, and therefore, may expose us to a greater degree of loss. Since 2011, we have greatly reduced our exposure to corporate equity securities, and in connection with the proposed merger with TowneBank, we have sold nearly all of our corporate equity securities.

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

The Company’s investment portfolio is also subject to increased risk as the valuation of investments is more subjective when markets are illiquid or when longer-term interest rates rise sharply, thereby increasing the risk that the estimated fair value (i.e. the carrying amount) of the portion of the investment portfolio that is carried at fair value as reflected in the consolidated financial statements is not reflective of prices at which actual transactions would occur.

Because of the risks set forth above, the value of the Company’s investment portfolio could decrease, the Company could experience reduced net investment income and could incur realized investment losses, which could materially and adversely affect the results of operations, financial position and liquidity.

Management reviews the securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current amortized cost. When the fair value of any investment security has declined below its amortized cost, management is required to assess whether the decline is other-than-temporary. The Company is required to write-down the value of a security through a charge to earnings if management concludes that a decline is other-than-temporary. In the case of debt securities, the Company is required to charge to earnings any decreases in value that are credit-related. As of September 30, 2014, the amortized cost and the fair value of our securities portfolio totaled $259.2 million and $261.7 million, respectively. Changes in the expected cash flows of these securities and/or prolonged price declines in future periods may result in a charge to earnings to write-down these securities. Any charges for other-than-temporary impairment would not impact cash flow or liquidity. Losses in value in the Company’s investment securities portfolio could result in further impairment write-downs, which would, in turn, reduce earnings.

A significant percentage of the Company’s assets are invested in cash and cash equivalents and investment securities, which typically have a lower yield than the Company’s loan portfolio.

The Company’s results of operations are substantially dependent on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. At September 30, 2014, 44.0% of the Company’s assets was invested in cash and cash equivalents and investment securities. These investments generally yield substantially less than the loans in the loan portfolio. The Company intends to invest a greater proportion of assets in loans with the goal of increasing net interest income as loan demand improves.

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

The Company faces more intense competition both in making loans and attracting deposits. This competition may make it more difficult to make new loans and may force the Company to offer lower loan rates and higher deposit rates. Pricing competition for loans and deposits might result in us earning less on loans and paying more on deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2014, which is the most recent date for which information is available, the Company held 1.01% of the FDIC-insured deposits in the Richmond, Virginia MSA. Some of the institutions with which the Company competes have substantially greater resources and lending limits than the Company and may offer services that it does not provide. The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Company’s profitability depends upon its continued ability to compete successfully in its market area.

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

Item 3.  LEGAL PROCEEDINGS

On October 1, 2014, Andrew Malon, individually and purportedly on behalf of all other Franklin Financial stockholders, filed a class action complaint against the Company’s Defendants and TowneBank, in the U.S. District Court for the Eastern District of Virginia, Richmond Division (Case No. 3:14-cv-00671-HEH). The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties by allegedly agreeing to sell the company to TowneBank without first taking steps to ensure that the Company’s stockholders would obtain adequate, fair and maximum consideration under the circumstances, by allegedly  agreeing to terms with TowneBank that benefit themselves and/or TowneBank without regard for the Company’s stockholders and by allegedly agreeing to terms with TowneBank that discourage other bidders.  The plaintiff also alleges that TowneBank aided and abetted in such breaches of duty. The complaint seeks, among other things, an order enjoining the defendants from proceeding with or consummating the merger, as well as other equitable relief and/or money damages in the event that the transaction is completed. On October 17, 2014, TowneBank and the Company filed a motion to dismiss the complaint. On December 10, 2014, the complaint was dismissed with prejudice.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Franklin Financial Corporation’s common stock is listed on the Nasdaq Global Select Market under the symbol “FRNK”. The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual-to-stock conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the Nasdaq Stock Market on April 28, 2011. As of the close of business on September 30, 2014, there were 11,783,475 shares of common stock outstanding, held by approximately 1,700 holders of record.

The following table sets forth the high and low closing sales prices of the Company’s common stock as reported by the Nasdaq Stock Market for the periods indicated:

	Closing Price Per Share
	High	Low
Quarter ended:
September 30, 2014	$23.42	$18.61
June 30, 2014	$21.70	$19.28
March 31, 2014	$20.19	$18.65
December 31, 2013	$20.41	$18.26
September 30, 2013	$19.14	$17.78
June 30, 2013	$18.53	$17.31
March 31, 2013	$18.28	$16.94
December 31, 2012	$17.45	$16.12

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

Performance Graph

	Period Ending
Index	04/28/11	06/30/11	09/30/11	12/31/11	03/31/12	06/30/12	09/30/12	12/31/12	03/31/13	06/30/13	09/30/13	12/31/13	03/31/14	06/30/14	09/30/14
Franklin Financial Corporation	100.00	100.75	92.23	98.91	112.20	137.43	142.52	142.26	156.59	154.53	162.68	169.71	167.82	186.19	159.67
NASDAQ Composite	100.00	96.75	84.46	91.40	108.75	103.57	110.34	107.62	116.78	122.06	135.73	150.83	152.10	160.19	163.78
SNL Mid-Atlantic Thrift Index	100.00	92.52	75.13	82.35	92.17	87.71	99.52	98.96	105.57	109.60	115.91	128.70	131.36	132.39	128.24

Dividends

On November 29, 2012, the board of directors of Franklin Federal declared a $15.0 million dividend that was paid to the Company on December 10, 2012 in order to enable the Company to continue to repurchase shares of its common stock and for normal operating expenses and general corporate purposes. On December 18, 2012, the Company paid a special dividend of $0.45 per share of common stock to stockholders of record on November 30, 2012. See “Item 1, Business—Regulation and Supervision—Holding Company Regulation—Dividends” and note 12 in the notes to the consolidated financial statements for more information relating to restrictions on the Bank’s ability to pay dividends to the Company and the Company’s payment of dividends.

Share Repurchases

On August 29, 2013, the Company’s board of directors approved a fourth stock repurchase program whereby the Company was authorized to repurchase up to 612,530 shares of the Company’s common stock that was outstanding upon completion of the third stock repurchase program. No repurchases were made after the Company’s decision to pursue merger opportunities on April 30, 2014.

Item 6.  SELECTED FINANCIAL DATA

The following is selected financial data for the Company for the last five years.

	At September 30,
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$1,093,980	$1,059,321	$1,070,781	$1,096,977	$971,055
Cash and cash equivalents	221,065	98,914	119,879	115,749	97,909
Securities available for sale	154,594	304,998	394,179	396,809	276,643
Securities held to maturity	105,950	70,249	20,372	25,517	35,518
Loans, net	518,486	511,183	450,465	478,423	477,035
Loans held for sale	–	–	1,458	922	2,781
Bank owned life insurance	35,431	34,296	33,008	31,714	30,430
Deposits	682,398	646,838	640,304	648,754	647,127
Federal Home Loan Bank borrowings	164,974	163,485	172,204	190,000	190,000
Total stockholders’ equity	239,645	241,394	249,467	249,558	126,769

	For the Year Ended September 30,
(Dollars in thousands except per share amounts)	2014	2013	2012	2011	2010
Operating Data:
Interest and dividend income	$40,538	$39,790	$43,573	$45,934	$48,617
Interest expense	14,157	14,134	16,370	19,398	24,335
Net interest income	26,381	25,656	27,203	26,536	24,282
Provision (credit) for loan losses	9,942	525	(1,149)	3,744	9,256
Net interest income after provision (credit) for loan losses	16,439	25,131	28,352	22,792	15,026
Noninterest income (expense):
Impairment of securities reflected in income	(575)	(435)	(4,665)	(2,572)	(7,629)
Gains on sales of securities, net	17,280	1,716	63	243	2,045
Other noninterest income	4,175	4,662	4,533	2,656	3,061
Total noninterest income (expense)	20,880	5,943	(69)	327	(2,523)
Other noninterest expenses	20,103	18,525	17,063	20,936	13,554

Income (loss) before provision for income taxes	17,216	12,549	11,220	2,183	(1,051)
Income tax expense	2,059	3,203	4,739	752	30
Net income (loss)	$15,157	$9,346	$6,481	$1,431	$(1,081)
Net income per share – basic(1)	$1.38	$0.80	$0.50	$0.11	N/A
Net income per share – diluted(1)	$1.34	$0.78	$0.50	$0.11	N/A

(1)	Weighted-average shares used in the calculation of basic and diluted earnings per share were calculated from April 27, 2011 to September 30, 2011 for fiscal 2011.

	For the Year Ended September 30,
	2014	2013	2012	2011	2010
Performance Ratios:
Return on average assets	1.39%	0.88%	0.59%	0.13%	(0.11)%
Return on average equity	6.19	3.86	2.52	0.81	(0.85)
Interest rate spread(1)	2.37	2.32	2.29	2.34	2.32
Net interest margin(2)	2.64	2.63	2.67	2.67	2.58
Efficiency ratio(3)	64.39	63.97	54.09	48.68	48.66
Average interest-earning assets to average interest-bearing liabilities	119.59	121.41	123.90	117.20	109.99
Average equity to average assets	22.40	22.88	23.56	16.72	12.67

	At September 30,
	2014	2013	2012	2011	2010
Capital Ratios(4):
Tier 1 capital to adjusted tangible assets	18.85%	17.83%	17.68%	16.07%	10.90%
Tier 1 risk-based capital to risk weighted assets	31.97	26.32	26.62	23.81	14.12
Risk-based capital to risk weighted assets	33.23	27.57	27.87	25.07	15.37

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	2.33%	1.86%	2.22%	2.95%	2.72%
Allowance for loan losses as a percent of nonperforming loans	61.91	19.82	31.58	34.65	45.07
Net charge-offs to average loans outstanding during the period	1.20	0.22	0.67	0.52	0.86
Nonperforming loans as a percent of total loans	3.77	9.37	7.02	8.50	6.03
Nonperforming loans as a percent of total assets	1.84	4.64	3.04	3.85	3.07
Nonperforming assets as a percent of total stockholders’ equity and the allowance for loan losses	17.24	22.24	18.89	19.24	29.50

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	A non-GAAP measure calculated by dividing other noninterest expenses, net of impairment charges on OREO, net losses on the sale of fixed assets and foreclosed assets and the conversion-related contribution to The Franklin Federal Foundation, by the sum of net interest income and other noninterest income, net of impairment of securities, gains and losses on sales of securities, gains and losses on sales of OREO and net gains on sales of fixed assets.
(4)	Ratios are for the Bank.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition at September 30, 2014 and 2013 and results of operations for each of the years ended September 30, 2014, 2013 and 2012. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included in this Form 10-K.

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are earnings from bank-owned life insurance, service charges (mostly from service charges on deposit accounts, loan servicing fees and prepayment fees on loans), and commissions on sales of securities and insurance products. We also recognize income from the sale of securities and other real estate owned.

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

Due to losses experienced in our securities portfolio, we recorded significant other-than-temporary impairment charges on securities in fiscal 2012, which are reflected in noninterest income.

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

Allowance for Loan Losses

The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged or credited to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 5 to the notes to the consolidated financial statements.

Other-Than-Temporary Impairment

Investment securities are reviewed at each quarter-end reporting period to determine whether the fair value is below the current amortized cost. When the fair value of any of our investment securities has declined below its amortized cost, management is required to assess whether the decline is other than temporary. In making this assessment, we consider such factors as the type of investment, the length of time and extent to which the fair value has been below the carrying value, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment long enough to allow for any anticipated recovery. The decision to record a write-down, its amount and the period in which it is recorded could change if management’s assessment of the above factors were different. We do not record impairment write-downs on debt securities when impairment is due to changes in interest rates, since we have the intent and ability to realize the full value of the investments by holding them to maturity. Quoted market value is considered to be fair value for actively traded securities. For privately issued securities and for thinly traded securities where market quotes are not available, we use estimation techniques to determine fair value. Estimation techniques used include discounted cash flows for debt securities. Additional information regarding our accounting for investment securities is included in note 3 to the notes to the consolidated financial statements.

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

Comparison of Financial Condition at September 30, 2013 and September 30, 2012

Assets. Total assets at September 30, 2014 were $1.09 billion, an increase of $34.7 million, or 3.3%, from total assets of $1.06 billion at September 30, 2013.

Cash and cash equivalents increased $122.2 million to $221.1 million at September 30, 2014 compared to $98.9 million at September 30, 2013, an increase of 123.5%. The increase in cash and cash equivalents was primarily due to an increase in deposits, sales, prepayments and maturities of securities, sales of other real estate owned, and net income, partially offset by an increase in loans, purchases of securities, and stock repurchases.

Securities decreased $114.7 million, or 30.6%, to $260.5 million at September 30, 2014 compared to $375.2 million at September 30, 2013. The decrease in securities included $75.3 million of normal principal payments on securities, $21.3 million of maturities of corporate debt securities, $44.1 million of sales of corporate debt securities, $21.4 million of sales of equity securities, and $9.1 million of sales of private-label collateralized mortgage obligations (“CMOs”), partially offset by the purchase of $57.5 million of mortgage-backed securities (“MBSs”).

Total loans increased $10.0 million, or 1.9%, to $534.4 million at September 30, 2014 compared to $524.4 million at September 30, 2013. Nonresidential loans increased $13.5 million and loans to other financial institutions increased $17.3 million. These increases were partially offset by a decline in one-to four-family loans of $8.2 million, multi-family loans of $9.0 million, land and land development loans of $1.9 million, and construction loans of $1.7 million.

Other real estate owned increased $16.6 million, or 247.3%, to $23.3 million at September 30, 2014 compared to $6.7 million at September 30, 2013. The increase was due to foreclosures of $21.9 million, partially offset by sales of other real estate owned totaling $4.7 million and impairment charges of $690,000 during the year ended September 30, 2014.

Liabilities. Total liabilities at September 30, 2014 were $854.3 million compared to $817.9 million at September 30, 2013, an increase of $36.4 million, or 4.5%, primarily due to an increase in deposits. Total deposits increased $35.6 million, or 5.5%, to $682.4 million at September 30, 2014 compared to $646.8 million at September 30, 2013. This increase was due to a $21.0 million increase in money market savings and money market checking accounts, a $13.0 million increase in certificates of deposit, and a $1.6 million increase in regular checking accounts.

Stockholders’ Equity. Stockholders’ equity was $239.6 million at September 30, 2014, a decrease of $1.7 million from September 30, 2013. The decrease was the result of the repurchase of $9.4 million of common stock as part of the Company’s stock repurchase programs and a net decrease in accumulated other comprehensive income of $11.9 million, partially offset by net income of $15.2 million, stock-based compensation expense of $2.9 million, and the allocation of $1.1 million of ESOP shares.

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

	For the Year Ended September 30,
	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans:
One-to four-family	$91,926	$6,540	7.11%	$98,331	$6,673	6.79%	$109,795	$7,553	6.88%
Multi-family	102,172	5,333	5.22	94,431	5,703	6.04	79,939	5,259	6.58
Nonresidential	252,901	14,940	5.91	220,010	14,053	6.39	197,700	13,276	6.72
Construction	39,590	2,298	5.80	27,034	1,552	5.74	30,860	2,045	6.63
Land and land development	45,078	1,696	3.76	45,678	2,116	4.63	56,401	2,491	4.42
Loans to other financial institutions.	15,077	836	5.54	-	-	-	-	-	-
Other	392	33	8.42	431	36	8.35	583	48	8.23
Total loans	547,136	31,676	5.79	485,915	30,133	6.20	475,278	30,672	6.45
Securities:
Collateralized mortgage obligations	91,670	1,727	1.88	138,166	2,198	1.59	230,892	4,209	1.82
Mortgage-backed securities	176,984	3,222	1.82	113,711	1,524	1.34	45,613	1,082	2.37
States and political subdivisions	5,228	297	5.68	9,254	506	5.47	14,366	732	5.10
U. S. government agencies	-	-	-	-	-	-	1,242	18	1.45
Corporate equity securities	16,408	290	1.77	17,016	362	2.13	23,347	374	1.60
Corporate debt securities	62,888	2,848	4.53	98,087	4,606	4.70	119,953	6,206	5.17
Total securities	353,178	8,384	2.37	376,234	9,196	2.44	435,413	12,621	2.90
Investment in FHLB stock	9,352	329	3.52	9,883	239	2.42	10,506	134	1.28
Other interest-earning assets	89,996	149	0.17	103,843	222	0.21	97,816	146	0.15
Total interest-earning assets	999,662	40,538	4.06	975,875	39,790	4.08	1,019,013	43,573	4.28
Allowance for loan losses	(10,456)			(10,443)			(12,402)
Noninterest-earning assets	103,498			93,253			83,152
Total assets	$1,092,704			$1,058,685			$1,089,763
Liabilities and stockholders’ equity:

Interest-bearing liabilities:
Deposits:
Money market savings	$250,956	1,318	0.53	$230,119	1,119	0.49	$221,999	1,013	0.46
Money market checking	44,800	195	0.44	46,090	200	0.43	43,740	205	0.47
Certificates of deposit	372,246	5,285	1.42	355,883	5,128	1.44	373,814	6,549	1.75
Total deposits	668,002	6,798	1.02	632,092	6,447	1.02	639,553	7,767	1.21
FHLB borrowings	167,927	7,359	4.38	171,672	7,687	4.48	182,902	8,603	4.70
Total interest-bearing liabilities	835,929	14,157	1.69	803,764	14,134	1.76	822,455	16,370	1.99
Noninterest bearing deposits	2,292			1,406			179
Other noninterest bearing liabilities	9,698			11,257			10,395
Total liabilities	847,919			816,427			833,029
Stockholders’ equity	244,785			242,258			256,734
Total liabilities and stockholders’ equity	$1,092,704			$1,058,685			$1,089,763
Net interest income		$26,381			$25,656			$27,203
Interest rate spread(1)			2.37%			2.32%			2.29%
Net interest margin(2)			2.64%			2.63%			2.67%
Average interest-earning assets to average interest-bearing liabilities			120%			121%			124%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended September 30,			Year Ended September 30,
	2014 Compared to 2013			2013 Compared to 2012
	Increase (Decrease)			Increase (Decrease)
	Due to:			Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$3,625	$(2,082)	$1,543	$672	$(1,211)	$(539)
Securities	(554)	(258)	(812)	(1,580)	(1,845)	(3,425)
Investment in FHLB stock	(14)	104	90	(8)	113	105
Other interest earning assets	(30)	(43)	(73)	10	66	76
Total	3,027	(2,279)	748	(906)	(2,877)	(3,783)
Interest expense:
Deposits:
Money market savings	105	94	199	81	25	106
Money market checking	(8)	3	(5)	5	(10)	(5)
Certificates of deposit	230	(73)	157	(377)	(1,044)	(1,421)
FHLB borrowings	(162)	(166)	(328)	(520)	(396)	(916)
Total	165	(142)	23	(811)	(1,425)	(2,236)
Increase (decrease) in net interest income	$2,862	$(2,137)	$725	$(95)	$(1,452)	$(1,547)

Results of Operations for the Years Ended September 30, 2014, 2013 and 2012

2014 vs. 2013. We had net income of $15.2 million, or $1.34 per diluted share, for the year ended September 30, 2014 compared to net income of $9.3 million, or $0.78 per diluted share, for the year ended September 30, 2013, an improvement of $5.8 million, or 62.2%. The increase was the net result of a $725,000 increase in net interest income, a $912,000 increase in other service charges and fees, a $15.6 million increase in gains on sales of securities and a $1.1 million decrease in the provision for income taxes, partially offset by a $9.4 million increase in the provision for loan losses, a $1.4 million decrease in gains on sales of other real estate owned and a $1.6 million increase in other noninterest expenses. See discussion below for further details.

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

Net Interest Income

2014 vs. 2013. Net interest income increased $725,000, or 2.8%, to $26.4 million in the year ended September 30, 2014 from $25.7 million in the year ended September 30, 2013. The net interest margin increased 1 basis point to 2.64% for the year ended September 30, 2014 from 2.63% for the year ended September 30, 2013. The average balances of interest-earning assets increased $23.8 million from the year ended September 30, 2013 to the year ended September 30, 2014 and the yield declined 2 basis points.

Total interest and dividend income increased $748,000, or 1.9%, to $40.5 million for the year ended September 30, 2014 from $39.8 million for the year ended September 30, 2013. Interest income on loans increased $1.5 million primarily due to an increase of $61.2 million in the average balance of loans, partially offset by a 41 basis point decline in yield. The decline in yield was the result of lower interest rates for new loans due in part to increased competition for quality loans. The average balance of nonresidential loans increased $32.9 million and the yield declined 48 basis points. The average balance of multi-family loans increased $7.7 million and the yield declined 82 basis points. The average balance of construction loans increased $12.6 million and the yield increased 6 basis points. The increase in both interest income on loans and the average balance of loans was also due to the new loans to other financial institutions portfolio, which had an average balance of $15.1 million and a yield of 5.54% for the year ended September 30, 2014. These increases in average balances were partially offset by a $6.4 million decrease in the average balance of one- to four-family loans, with an increase in yield of 32 basis points. This increase in yield was due to the collection of $321,000 of interest income as a result of the repayment of two non-accrual loans with the same borrower totaling $3.8 million.

Interest and dividend income on investment securities (excluding FHLB stock) decreased $812,000, or 8.9%, due to a $23.1 million decrease in the average balance of investment securities for the year ended September 30, 2014 compared to the year ended September 30, 2013, as well as a 7 basis point decline in yield. The average balance of corporate debt securities decreased $35.2 million and the yield declined 17 basis points due to the sale of longer-term corporate bonds, resulting in a decrease in interest income of $1.8 million. The average balance of CMOs decreased $46.5 million due to prepayments as well as the sale of our portfolio of non-agency CMOs during the current year and the yield increased 29 basis points, resulting in a decrease in interest income of $471,000. The average balance of state and political subdivision obligations decreased $4.0 million partially due to the sale of a substandard municipal bond backed by student loans in March 2013, and the yield increased 21 basis points, resulting in a decrease in interest income of $209,000. These decreases were partially offset by an increase in interest income on MBSs of $1.7 million from the year ended September 30, 2013 to the year ended September 30, 2014 due to a $63.3 million increase in the average balance as well as a 48 basis point increase in yield. The Company has significantly increased its investment in short-term MBSs to meet regulatory qualified thrift lender requirements and to better position the Company for rising interest rates.

Total interest expense increased $23,000, or 0.2%, to $14.2 million for the year ended September 30, 2014 from $14.1 million for the year ended September 30, 2013. The increase was the result of a $351,000 increase in deposit costs, partially offset by a $328,000 decrease in FHLB borrowings costs. The average balance of interest-bearing deposits increased $35.9 million due to a $20.8 million increase in the average balance of money market savings accounts and a $16.4 million increase in the average balance of certificates of deposit. The average interest rate paid on deposits remained unchanged. The average balance of FHLB borrowings decreased $3.7 million and the average interest rate paid declined 10 basis points.

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

Provision for Loan Losses

2014 vs. 2013. The provision for loan losses increased $9.4 million to $9.9 million for the year ended September 30, 2014 compared to a $525,000 for the year ended September 30, 2013. Net loan charge-offs were $7.2 million for the year ended September 30, 2014 compared to $1.1 million for the year ended September 30, 2013. The overall allowance rate increased 47 basis points at September 30, 2014 to 2.33% of total loans from 1.86% of total loans at September 30, 2013. The increase in the allowance was primarily due to an increase in the historical loss rate for multi-family loans as a result of charge-offs taken during the year ended September 30, 2014. The increase was also due to an increase of $39.2 million in loans evaluated as part of the general allowance, primarily due to increases in loans to other financial institutions and land and land development. See note 5 of the notes to the consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

2013 vs. 2012. The provision for loan losses increased $1.7 million to $525,000 for the year ended September 30, 2013 compared to a credit provision of $1.1 million for the year ended September 30, 2012. The increase in the provision was primarily due to a $60.4 million increase in total loans from September 30, 2012 to September 30, 2013, with most of this increase occurring in the nonresidential and multi-family loan portfolios. Net loan charge-offs were $1.1 million for the year ended September 30, 2013 compared to $3.2 million for the year ended September 30, 2012. The overall allowance rate decreased 36 basis points at September 30, 2013 to 1.86% of total loans from 2.22% of total loans at September 30, 2012. The decrease in the allowance rate was due to several factors, including an increase in the allowance rate in the second quarter due to a modification in the allowance methodology, offset by improvements in several qualitative factors and an increase in impaired loans, particularly land and land development loans, during fiscal 2013. These impaired loans, which were assigned a general reserve percentage before they became impaired, either required no specific reserves or were partially charged off as compared to carrying a specific reserve. See note 5 of the notes to the consolidated financial statements for a discussion of our methodology for estimating the allowance for loan losses.

Noninterest Income (Expense)

The following table presents the components of noninterest income (expense) and the percentage increase (decrease) from the prior year:

	2014 vs. 2013			2013 vs. 2012
(Dollars in thousands)	2014	2013	%	2013	2012	%
Service charges on deposit accounts	$63	$49	26.7%	$49	$50	(1.9)%
Other service charges and fees	1,500	588	155.2	588	930	(36.8)
Gains on sales of loans held for sale	–	97	(100.0)	97	257	(62.5)
Gains on sales of securities, net	17,280	1,716	NM	1,716	63	NM
Gains on sales of other real estate owned	447	1,812	(75.4)	1,812	1,398	29.7

Impairment of securities	(266)	(1,269)	(79.1)	(1,269)	(5,358)	(76.3)
Impairment recognized in OCI	309	(834)	NM	(834)	(693)	20.4
Net impairment reflected in income	(575)	(435)	32.3	(435)	(4,665)	(90.7)
Increase in cash surrender value of bank-owned life insurance	1,272	1,288	(1.2)	1,288	1,294	(0.5)
Other operating income	893	828	7.8	828	604	37.3
Total noninterest income (expense)	$20,880	$5,943	251.3	$5,943	$(69)	NM

Gains, Losses and Impairment Charges on Securities

2014 vs. 2013. Other-than-temporary-impairment charges on securities reflected in earnings increased $140,000 to $575,000 for the year ended September 30, 2014 compared to $435,000 for the year ended September 30, 2013. Impairment charges reflected in earnings for the year ended September 30, 2014 related entirely to the Company’s portfolio of non-agency CMOs, which were sold in January 2014. Impairment charges reflected in earnings for the year ended September 30, 2013 related to the Company’s portfolio of non-agency CMOs as well as an auction-rate municipal bond backed by student loans that experienced deteriorating collateral quality.

Sales of securities resulted in gains of $17.3 million for the year ended September 30, 2014 compared to $1.7 million for the year ended September 30, 2013. Securities sold during the year ended September 30, 2014 included the Company’s portfolio of non-agency CMOs, as noted above, as well as corporate bonds and equity securities of local community bank holding companies in connection with the Company’s longer-term strategy of gradually reducing these non-core assets, which we accelerated in connection with the proposed merger with TowneBank. Gains on sales of securities also included a $323,000 gain on a corporate bond called during the year ended September 30, 2014. Securities sold during the year ended September 30, 2013 were primarily corporate bonds as well as equity securities of local community bank holding companies.

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

Noninterest Income, excluding Gains, Losses, and Impairment Charges on Securities

2014 vs. 2013. Total other noninterest income excluding gains, losses, and impairment charges on securities decreased $487,000, or 10.5%, for the year ended September 30, 2014 compared to the year ended September 30, 2013. The decrease was primarily the result of net gains on sales of other real estate owned of $447,000 for the year ended September 30, 2014 compared to $1.8 million for the year ended September 30, 2013, a decrease of $1.4 million. This decrease was partially offset by an increase in other service charges and fees of $912,000 primarily due to an $804,000 increase in prepayment fees received in connection with the prepayment of loans.

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

Noninterest Expenses

The following table presents the components of noninterest expense and the percentage increase (decrease) from the prior year:

	2014 vs. 2013			2013 vs. 2012
(Dollars in thousands)	2014	2013	%	2013	2012	%
Personnel expense	$10,314	$10,535	(2.1)%	$10,535	$9,520	10.7%
Occupancy expense	974	1,013	(3.8)	1,013	905	11.9
Equipment expense	876	884	(0.9)	884	936	(5.5)
Advertising expense	246	178	37.9	178	183	(2.8)
Federal deposit insurance premiums	788	677	16.3	677	807	(16.1)
Impairment of other real estate owned	690	238	189.7	238	611	(61.0)
Other operating expenses	6,215	5,000	24.3	5,000	4,101	21.9
Total other noninterest expenses	$20,103	$18,525	8.5	$18,525	$17,063	8.6

2014 vs. 2013. Total noninterest expenses increased $1.6 million, or 8.5%, to $20.1 million for the year ended September 30, 2014 compared to $18.5 million for the year ended September 30, 2013. The increase in noninterest expenses was due to a $1.2 million increase in other operating expenses due to fees incurred in connection with the proposed merger with TowneBank totaling $451,000 as well as a $267,000 penalty paid for the prepayment of one FHLB borrowing in July 2014 and increased foreclosure and technology costs. The increase in other noninterest expenses was also due to a $452,000 increase in impairment of other real estate owned.

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

Income Taxes

2014 vs. 2013. Income tax expense was $2.1 million for the year ended September 30, 2014 compared to $3.2 million for the year ended September 30, 2013. The effective income tax rate for the year ended September 30, 2014 was 12.0% compared to an effective income tax rate of 25.5% for the year ended September 30, 2013. The decrease in the effective tax rate was due to the $10.5 million increase in gains on sales of corporate equity securities. Gains on sales of corporate equity securities were $10.9 million for the year ended September 30, 2014, compared to $351,000 for the year ended September 30, 2013. Gains on sales of corporate equity securities are capital gains and can be offset by capital losses. Because the Company is in a capital loss carryforward position, these gains were offset completely by prior period capital losses, for which a deferred tax valuation allowance had previously been recorded, resulting in no tax expense on these capital gains for the year ended September 30, 2014.

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

Asset Quality

Asset quality remains one of our most significant concerns as the prolonged financial downturn continues to stress homeowners, real estate investors, builders, and developers. Our level of nonperforming assets (“NPAs”) remains elevated over historical experience as a result of continued stress in the real estate market. While we intend to continue to work to reduce our NPAs, these levels of nonperforming assets are likely to remain elevated in the near term as problem loans work to resolution and as we actively market the $22.0 million of other real estate owned obtained by foreclosure during the year ended September 30, 2014.

Allowance for Loan Losses

In 2012, 2011 and 2010, we experienced charge-off levels significantly higher than historical experience prior to those years as several local builders and developers were unable to perform on their loans due to significantly reduced real estate sales activity. By addressing these problem loans early, we got a substantial portion of our identified losses behind us and experienced lower charge-off levels during fiscal 2013. In 2014, charge-off levels increased due to charge-offs of $6.5 million recorded on three impaired multi-family loans secured by one property as a result of negotiations to sell the loans. The property has suffered significant neglect and deterioration in recent years and attempts to sell the loans prior to consummation of our proposed merger with TowneBank resulted in offers substantially less than our recorded value based on recent appraisals. TowneBank considered these loans to be among the most distressed in the Company’s loan portfolio and desired a resolution of them, if possible, prior to consummation of the merger. TowneBank agreed to exclude any charge-offs related to a sale of the loans from the $240 million minimum total stockholders’ equity condition to the merger.

The increase in the allowance was primarily due to an increase in the historical loss rate for multi-family loans as a result of charge-offs taken during the year ended September 30, 2014, as noted above. The increase was also due to an increase of $39.2 million in loans evaluated as part of the general allowance, primarily due to increases in loans to other financial institutions and land and land development. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended September 30,
(Dollars in thousands)	2014	2013	2012	2011	2010
Allowance at beginning of period	$9,740	$10,284	$14,624	$13,419	$8,524
Charge offs:
One-to four-family	554	991	68	519	230
Multi-family	6,578	–	–	–	–
Nonresidential	–	14	–	296	501
Construction	–	223	9	933	2,965
Land and land development	406	133	3,846	836	812
Loans to other financial institutions	–	–	–	–	–
Other	–	14	–	–	–
Total charge-offs	7,538	1,375	3,923	2,584	4,508
Recoveries:
One-to four-family	259	78	6	3	6
Multi-family	–	–	–	–	–
Nonresidential	–	33	–	6	–
Construction	26	125	9	36	66
Land and land development	32	67	717	–	–
Loans to other financial institutions	–	–	–	–	–
Other	2	3	–	–	75
Total recoveries	319	306	732	45	147
Net charge-offs	7,219	1,069	3,191	2,539	4,361
Provision for loan losses	9,942	525	(1,149)	3,744	9,256
Allowance at end of period	$12,463	$9,740	$10,284	$14,624	$13,419

Allowance as a percentage of nonperforming loans at the end of the period	61.91%	19.82%	31.58%	34.65%	45.07%
Allowance as a percentage of total loans at the end of the period	2.33%	1.86%	2.22%	2.95%	2.72%
Net charge-offs to average loans outstanding during the period	1.20%	0.22%	0.67%	0.52%	0.86%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2014			2013			2012
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One-to four-family	$815	6.6%	15.9%	$780	8.0%	17.8%	$1,404	13.7%	22.5%
Multi-family	3,774	30.3	18.0	1,856	19.0	20.1	1,060	10.3	17.6
Nonresidential	5,146	41.3	48.1	5,203	53.4	46.4	3,428	33.3	44.9
Construction	298	2.4	6.4	619	6.4	6.8	1,014	9.9	5.5
Land and land development	2,183	17.5	8.3	1,276	13.1	8.8	3,373	32.8	9.4
Loans to other financial institutions	242	1.9	3.2	–	–	–	–	–	–
Other	5	–	0.1	6	0.1	0.1	5	–	0.1
Total allowance for loan losses	$12,463	100.0%	100.0%	$9,740	100.0%	100.0%	$10,284	100.0%	100.0%

	At September 30,
	2011			2010
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One-to four-family	$1,324	9.1%	23.2%	$1,260	9.4%	26.0%
Multi-family	1,357	9.2	15.9	1,177	8.8	15.8
Nonresidential	3,146	21.5	38.4	2,888	21.5	35.1
Construction	1,724	11.8	8.9	2,700	20.1	8.2
Land and land development	7,064	48.3	13.5	5,372	40.0	14.3
Loans to other financial institutions	–	–	–	–	–	–
Other	9	0.1	0.1	22	0.2	0.6
Total allowance for loan losses	$14,624	100.0%	100.0%	$13,419	100.0%	100.0%

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

At September 30, 2014, NPAs totaled $43.5 million, a decrease of $12.3 million from $55.8 million at September 30, 2013. The following table provides information with respect to our NPAs, including troubled debt restructurings, at the dates indicated:

	At September 30,
(Dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans:
One-to four-family	$3,793	$10,369	$9,884	$9,879	$4,576
Multi-family	6,341	12,570	12,664	6,103	–
Nonresidential	1,571	1,584	–	12,572	7,830
Construction	–	–	178	255	1,470
Land and land development	8,426	24,608	9,841	13,396	14,667
Total	20,131	49,131	32,567	42,205	28,543

Accruing loans past due 90 days or more:
Construction	–	–	–	–	90
Land and land development	–	–	–	–	1,140
Total	–	–	–	–	1,230
Total of nonperforming loans	20,131	49,131	32,567	42,205	29,773
Other real estate owned	23,323	6,715	16,502	8,627	11,581
Total nonperforming assets	43,454	55,846	49,069	50,832	41,354
Performing troubled debt restructurings(1)	5,647	5,501	5,534	–	–
Troubled debt restructurings and total nonperforming assets	$49,101	$61,347	$54,603	$50,832	$41,354
Total nonperforming loans to total loans	3.77%	9.37%	7.02%	8.50%	6.03%
Total nonperforming loans to total assets	1.84%	4.64%	3.04%	3.85%	3.07%
Total nonperforming assets and troubled debt restructurings to total assets	4.49%	5.79%	5.10%	4.63%	4.26%

(1)	Performing troubled debt restructurings do not include troubled debt restructurings that remain on nonaccrual status and are included in nonaccrual loans above.

At September 30, 2014, nonaccrual loans were primarily comprised of the following:

•	Land and land development loans:

-	One loan on more than one hundred acres of mixed-use land in central Virginia. This loan had a balance of $4.9 million and was classified as impaired at September 30, 2014. The collateral was valued at $9.2 million based upon a June 2014 appraisal. This loan was current at September 30, 2014.

-	One loan secured by several hundred acres of partially-developed residential land in central Virginia. The remaining property is zoned for approximately 75 potential lots. This loan had a balance of $2.9 million and was classified as impaired at September 30, 2014. The collateral was valued at $4.5 million based upon an August 2014 appraisal. This loan was over 180 days delinquent at September 30, 2014. On December 8, 2014, the Company sold this loan for $2.8 million, resulting in a charge-off of approximately $120,000 subsequent to September 30, 2014.

-	One loan secured by over two acres of mixed use land in central Virginia. This loan had a balance of $606,000 and was classified as impaired at September 30, 2014. The collateral was valued at $2.1 million based upon recent sales and contracts to sell lots on this property. This loan was current at September 30, 2014.

•	Multi–family:
-	Three loans on a 580-unit apartment complex in central Virginia that had a combined balance of $5.1 million. The apartment complex is valued at $5.3 million based upon negotiations to sell the loans. These loans were considered impaired and were over 180 days delinquent at September 30, 2014.

-	One loan on a 64-unit apartment complex in central Virginia with a balance of $1.2 million at September 30, 2014. The apartment complex is valued at $1.3 million based upon an August 2014 appraisal. This loan was identified as impaired and was over 180 days delinquent at September 30, 2014.

•	One-to Four-Family:
-	Thirty loans on one- to four-family residential properties in central Virginia to multiple borrowers with an aggregate balance of $3.8 million at September 30, 2014.

•	Nonresidential:
-	One loan secured by a day care center in central Virginia. This loan had a balance of $1.6 million and was current at September 30, 2014. This loan was identified as impaired at September 30, 2014. The collateral for this loan was valued at $1.8 million based on a June 2014 appraisal.

Other real estate owned consisted of the following for the dates indicated:

	At September 30,
(Dollars in thousands)	2014	2013	2012
Other real estate owned obtained upon foreclosure of:
One-to four-family loans	$665	$34	$742
Nonresidential loans	29	292	3,461
Construction loans	1,352	2,722	3,348
Land and land development loans	21,277	3,667	8,951
Total	$23,323	$6,715	$16,502

	At September 30,
(Dollars in thousands)	2014	2013	2012
Other real estate owned by property type:
Owner- and non-owner-occupied houses	$665	$34	$742
Developed lots	2,056	4,320	6,326
Undeveloped land	20,573	2,069	5,973
Retail property	29	292	3,461
Total	$23,323	$6,715	$16,502

The following table provides information on construction loans to builders to finance lots at 100% of cost, which was customary practice in our primary market area prior to 2009, and the related other real estate owned obtained upon foreclosure of residential lots for the dates indicated:

	At September 30,
(Dollars in thousands)	2014	2013	2012
Loans to builders secured by lots:
Number of lots	114	114	133
Amount outstanding	$7,316	$8,647	$8,396

Foreclosed lots obtained from builders:
Number of lots	85	139	147
Carrying value	$2,056	$4,320	$6,326

The increase in other real estate owned from $6.7 million at September 30, 2013 to $23.3 million at September 30, 2014 is the result of $22.0 million in foreclosures during fiscal 2014, partially offset by sales of $4.7 million and impairment charges of $690,000. The Company has had increasing success in 2014 selling developed lots. We sold 57 lots to builders for the construction of single-family homes, many of which were pre-sold to homebuyers.

Our level of NPAs remains elevated over historical experience as a result of stresses in the real estate market. While we intend to actively work to reduce our NPAs, these levels are likely to remain elevated in the near term as problem loans work to resolution. Although our NPAs are elevated over historical experience and are higher than our peers, we remain comfortable with our approach to resolving these assets. Our strong capital position gives us leeway to attempt to maximize our return on our NPAs. As shown in the tables below, we have experienced $2.1 million of gains on the sale of other real estate owned, net of impairment charges for the past three years, and we have earned an annualized yield of 3.58% and 3.96% on our impaired loans for the years ended September 30, 2014 and 2013, respectively. Interest recognized on a cash basis on all non-accrual loans was $1.2 million and $1.5 million for the years ended September 30, 2014 and 2013, respectively. These returns are much higher than we would have earned had we sold our other real estate owned prior to market stabilization or forced resolution of our impaired and non-accrual loans. We believe these loans offer a higher yield than cash, cash equivalents or short-term investments, and they give our borrowers a chance to improve their properties in a recovering real estate market.

	Year Ended September 30,
(Dollars in thousands)	2014	2013	2012	Total

Gains on sales of other real estate owned	$447	$1,812	$1,398	$3,657
Less: Impairment of other real estate owned	690	238	611	1,539
Total	$(243)	$1,574	$787	$2,118

	2014			2013
(Dollars in thousands)	Average Balance	Interest Income Recognized	Annualized Yield	Average Balance	Interest Income Recognized	Annualized Yield
Impaired loans
One- to four-family	$2,691	$446	16.57%	$6,761	$333	4.92%
Multi-family	12,548	38	0.30	12,622	565	4.48
Nonresidential	7,020	382	5.45	6,177	442	7.15
Construction	43	2	5.08	50	2	4.41
Land and land development	14,524	451	3.11	14,409	241	1.67
Total impaired loans	$36,826	$1,319	3.58	$40,019	$1,583	3.96

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

The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated:

	At September 30,
(Dollars in thousands)	2014	2013	2012
Loans(1)
Special mention	$6,761	$16,845	$17,583
Substandard	18,742	48,982	37,002
Total criticized loans	25,503	65,827	54,585

Other real estate owned
Substandard	23,323	6,715	16,502
Total classified other real estate owned	23,323	6,715	16,502

Securities
Substandard	–	6,866	10,710
Total classified securities	–	6,866	10,710
Total criticized assets	$48,826	$79,408	$81,797

(1)	For regulatory reporting, performing troubled debt restructurings can be reclassified at the beginning of each calendar year. As a result, total classified and criticized loans for GAAP and regulatory reporting may be different.

Investment Securities

At September 30, 2014, the securities portfolio represented 23.8% of total assets, compared to 35.4% at September 30, 2013 and 38.7% at September 30, 2012. Securities decreased $114.7 million to $260.5 million at September 30, 2014 from $375.2 million at September 30, 2013. Sales, prepayments and maturities of securities exceeded purchases of new securities by $116.1 million for the year ended September 30, 2014 in order to help fund an increase in new loans as well as to realize gains on corporate debt securities and sell our portfolio of equity securities in connection with our long-term strategy of reducing these non-core assets, which we accelerated in connection with our proposed merger with TowneBank. We also recognized other-than-temporary impairment charges on non-agency CMOs of $575,000 during the year ended September 30, 2014. Securities decreased $39.4 million to $375.2 million at September 30, 2013 from $414.6 million at September 30, 2012. Sales, prepayments and maturities of securities exceeded purchases of new securities by $38.8 million for the year ended September 30, 2013 in order to help fund an increase in new loans. We also recognized other-than-temporary impairment charges on non-agency CMOs and one student loan backed municipal bond of $1.3 million during the year ended September 30, 2013.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated. The carrying values of securities held to maturity for financial statement purposes are different from either the amortized costs or fair values. See note 3 of the notes to the consolidated financial statements.

	At September 30,
	2014		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value
Securities available for sale:
States and political subdivisions	$4,524	$4,917	$5,370	$5,561	$11,938	$13,125
Agency mortgage-backed securities	89,414	89,346	112,502	112,429	80,508	81,780
Agency collateralized mortgage obligations	40,973	41,362	79,031	80,069	164,650	166,601
Corporate equity securities	364	785	10,941	21,042	11,885	14,796
Corporate debt securities	18,000	18,184	80,487	85,897	109,796	117,877
Total securities available for sale	153,275	154,594	288,331	304,998	378,777	394,179

Securities held to maturity:
Agency mortgage-backed securities	80,619	81,099	31,692	32,081	4,714	4,935
Agency collateralized mortgage obligations	25,331	25,964	30,724	31,035	5,079	5,646
Non-agency collateralized mortgage obligations	–	–	9,624	9,631	11,832	10,174
Total securities held to maturity	105,950	107,063	72,040	72,747	21,625	20,755
Total securities	$259,225	$261,657	$360,371	$377,745	$400,402	$414,934

(1)	Amortized cost excludes other-than-temporary impairment charges related to factors other than credit that are included in accumulated other comprehensive income. Securities classified as held to maturity are carried at amortized cost less amounts recognized in accumulated other comprehensive income.

At September 30, 2014, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government), including both debt and equity securities, that had an aggregate book value in excess of 10% of equity.

The following table sets forth the stated maturities and weighted average yields of our investment securities, excluding corporate equity securities, at September 30, 2014. Certain securities have adjustable interest rates and reprice monthly, annually, or annually after an initial reset. These repricing schedules are not reflected in the table below. At September 30, 2014, the amortized cost of mortgage-backed securities and collateralized mortgage obligations with adjustable rates totaled $169.9 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available for sale:
States and political subdivisions	$–	–%	$–	–%	$–	–%	$4,917	6.00%	$4,917	6.00%
Mortgage-backed securities	121	2.28	30	2.01	–	–	89,195	1.33	89,346	1.33
Collateralized mortgage obligations	1,485	0.81	24,676	1.52	10,709	1.26	4,492	2.65	41,362	1.55
Corporate debt securities	5,028	2.25	13,156	2.94	–	–	–	–	18,184	2.75
Total securities available for sale	6,634	1.93	37,862	2.01	10,709	1.26	98,604	1.60	153,809	1.69

Securities held to maturity:
Mortgage-backed securities	–	–	20	9.36	84	3.61	80,515	2.16	80,619	2.16
Collateralized mortgage obligations	–	–	–	–	–	–	25,331	2.44	25,331	2.44
Total securities held to maturity	–	–	20	9.36	84	3.61	105,846	2.22	105,950	2.23

Total	$6,634	1.93	$37,882	2.01	$10,793	1.28	$204,450	1.93	$259,759	1.91

Loan Portfolio

Total loans, excluding loans held for sale, increased $10.0 million, or 1.9%, in 2014 to $534.4 million, from $524.4 million at September 30, 2013. The increase in 2014 was primarily due to the new loans to other financial institutions portfolio, which had a balance of $17.3 million at September 30, 2014. This portfolio consists of two subordinated loans to two separate Virginia-based community bank holding companies. One-to four-family residential loans decreased $8.2 million, or 8.8%, in 2014 and $11.3 million, or 10.8%, in 2013, as we sold nearly all loan production of owner-occupied, one-to four-family residential loans in the secondary market and discontinued making these loans directly during fiscal 2013 as part of the joint venture with TowneBank Mortgage. Construction loans decreased $1.7 million, or 4.6%, in 2014 and increased $10.3 million, or 40.5%, in 2013. Land and land development loans decreased $1.9 million, or 4.1%, in 2014 and increased $2.3 million, or 5.3% in 2013. The decrease in construction and land and land development loans was primarily due to payoffs received during fiscal 2014 as well as a limited number of new projects in these segments. Nonresidential real estate and multi-family real estate loans totaled $353.3 million and represented 66.1% of total loans at September 30, 2014, compared to $348.9 million or 66.5% of total loans at September 30, 2013. Nonresidential and multi-family real estate loans increased $4.5 million, or 1.3%, in 2014 and $59.1 million, or 20.4%, in 2013 due to improved opportunities as a result of our ability and willingness to meet size, maturity and other preferences of borrowers and our reputation for timely decisions and flexibility with prepayment terms. While competition for these loans has begun to return with improvement in macroeconomic conditions, the low interest rate environment and dominant role of the federal government in the traditional mortgage market have made nonresidential and multi-family loans the Company’s primary opportunity for loan growth and profitability.

The following table sets forth the composition of our loan portfolio at the dates indicated, excluding loans held for sale:

	At September 30,
	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One-to four-family	$85,063	15.9%	$93,301	17.8%	$104,560	22.5%	$114,947	23.2%	$128,696	26.0%
Multi-family	96,267	18.0	105,295	20.1	81,503	17.6	79,106	15.9	78,183	15.8
Nonresidential	257,053	48.1	243,562	46.4	208,225	44.9	190,747	38.4	173,403	35.1
Construction(1)	34,169	6.4	35,823	6.8	25,489	5.5	43,992	8.9	40,294	8.2
Land and land development(1)	44,209	8.3	46,081	8.8	43,761	9.4	67,049	13.5	70,482	14.3
Loans to other financial institutions	17,318	3.2	-	-	-	-	-	-	-	-
Other	365	0.1	405	0.1	498	0.1	650	0.1	2,997	0.6
Total loans	534,444	100.0%	524,467	100.0%	464,036	100.0%	496,491	100.0%	494,055	100.0%

Less:
Deferred loan fees	3,495		3,544		3,287		3,444		3,601
Allowance for loan losses	12,463		9,740		10,284		14,624		13,419
Loans, net	$518,486		$511,183		$450,465		$478,423		$477,035

(1)	Undisbursed amounts for construction and land and land development loans are netted in the applicable loan balance in the table above.

Loan Maturity

The following table sets forth certain information at September 30, 2014 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table reflects the call dates for loans that are callable, at the option of the Bank, prior to their contractual maturity, but does not include any estimate of prepayments, which may significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. The amounts shown exclude loans in process and unearned loan origination fees.

	At September 30, 2014
(Dollars in thousands)	One-to Four- Family	Multi- Family	Non- Residential	Construction	Land and Land Development	Loans to Other Financial Institutions	Other	Total Loans
Amounts due in:
One year or less	$9,402	$4,632	$25,251	$18,364	$19,936	$–	$–	$77,585
More than one year to five years	17,800	34,998	68,374	281	10,523	–	3	131,979
More than five years to ten years	11,514	34,004	138,419	15,524	–	17,318	–	216,779
More than ten years	46,347	22,633	25,009	–	13,750	–	362	108,101
Total	$85,063	$96,267	$257,053	$34,169	$44,209	$17,318	$365	$534,444

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at September 30, 2014 that are due after September 30, 2015 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown exclude applicable loans in process and unearned loan origination fees.

(Dollars in thousands)	Fixed Rates	Floating or Adjustable Rates	Total
One-to four-family	$70,589	$5,072	$75,661
Multi-family	91,635	–	91,635
Nonresidential	225,882	5,920	231,802
Construction	15,546	259	15,805
Land and land development	1,635	22,638	24,273
Loans to other financial institutions	–	17,318	17,318
Other	365	–	365
Total	$405,652	$51,207	$456,859

Loan Activity

The following table shows loans originated and sold during the periods indicated, including loans intended for sale in the secondary market:

	Year Ended September 30,
(Dollars in thousands)	2014	2013	2012

Net loans and loans held for sale at beginning of period	$511,183	$451,923	$479,345
Loans originated:
One-to four-family	15,522	5,976	16,942
Multi-family	12,983	34,029	13,928
Nonresidential	27,480	62,944	15,000
Construction	26,261	24,212	27,750
Land and land development	25,530	7,932	6,797
Loans to other financial institutions	17,500	–	–
Other	–	–	20
Total loans originated	125,276	135,093	80,437
Deduct:
Loan principal repayments	(86,054)	(68,549)	(86,468)
Loan sales	–	(4,197)	(11,410)
Charge-offs	(7,538)	(1,375)	(3,923)
Foreclosed loans transferred to OREO	(21,932)	(1,900)	(10,575)
(Deductions) additions for other items(1)	(2,449)	188	4,517
Net loan activity	7,303	59,260	(27,422)
Net loans and loans held for sale at end of period	$518,486	$511,183	$451,923

(1) Other items consist of changes in deferred loan fees, the allowance for loan losses and loans in process.

Loan originations come from a number of sources, including real estate agents, mortgage bankers, existing customers, advertising and referrals from customers. We generally sold in the secondary market long-term, fixed-rate residential mortgage loans on owner-occupied properties that we originated prior to the formation of our joint venture with TowneBank Mortgage (see “Item 1, Business—Lending Activities—One- to Four-Family Residential Loans”), after which we discontinued originating such loans directly. Our decision to sell loans was based on prevailing market interest rate conditions, interest rate risk management and liquidity needs. We also participate with other financial institutions in the origination of nonresidential and multi-family real estate loans. We underwrite participation interests using the same underwriting standards for loans that we originate for our portfolio. At September 30, 2014, our participation interests totaled $14.4 million, representing three loans, all of which were secured by properties within a 120-mile radius of our primary market area, including two loans totaling $4.9 million for which we are not the lead lender.

Deposits

Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our market area. Deposits increased $35.6 million, or 5.5%, in the year ended September 30, 2014 and $6.5 million, or 1.0%, in the year ended September 30, 2013. At September 30, 2014, money market savings accounts totaled $258.7 million, or 37.9% of total deposits, money market checking accounts totaled $44.2 million, or 6.5% of total deposits, checking accounts totaled $3.1 million, or 0.5% of total deposits, and certificates of deposit totaled $376.3 million, or 55.1% of total deposits.

The following table sets forth the balances of our deposit accounts at the dates indicated:

	At September 30,
(Dollars in thousands)	2014	2013	2012
Regular checking	$3,112	$1,526	$802
Money market savings	258,740	236,630	221,695
Money market checking	44,214	45,368	44,967
Certificates of deposit	376,332	363,314	372,840
Total	$682,398	$646,838	$640,304

The following table indicates the amount of certificates of deposit greater than $100,000 by time remaining until maturity as of September 30, 2014, none of which are brokered deposits (dollars in thousands):

Maturity Period	Amount
Three months or less	$12,181
Over three through six months	17,235
Over six through twelve months	19,736
Over twelve months	81,361
Total	$130,513

The following table sets forth certificates of deposits classified by rates at the dates indicated:

	At September 30,
(Dollars in thousands)	2014	2013	2012
Less than 1.00%	$163,616	$190,230	$183,820
1.00% - 1.99%	66,280	63,864	59,815
2.00% - 2.99%	125,005	72,285	73,143
3.00% - 3.99%	17,355	20,473	22,056
4.00% - 4.99%	3,446	13,244	22,944
5.00% - 5.99%	630	3,218	11,062
Total	$376,332	$363,314	$372,840

The following table sets forth the amount and maturities of certificates of deposits at September 30, 2014:

	Amount Due in					Percent of
(Dollars in thousands)	One Year Or Less	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Total Certificate Accounts
Less than 1.00%	$142,694	$19,926	$996	$–	$163,616	43.5%
1.00% - 1.99%	18,049	3,727	14,927	29,577	66,280	17.6
2.00% - 2.99%	6,565	14,414	21,818	82,208	125,005	33.2
3.00% - 3.99%	279	1,697	6,312	9,067	17,355	4.6
4.00% - 4.99%	2,164	1,282	–	–	3,446	0.9
5.00% - 5.99%	630	–	–	–	630	0.2
Total	$170,381	$41,046	$44,053	$120,852	$376,332	100.0%

Borrowings

We use borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) to supplement our supply of funds for loans and securities and to improve the interest-rate risk inherent in our long-term, fixed-rate loan portfolio.

FHLB borrowings at September 30, 2014 were $165.0 million, an increase of $1.5 million from September 30, 2013. The increase was due to an additional advance of $10.0 million obtained during fiscal 2014 as well as $1.2 million of amortization of prepayment penalties, partially offset by the prepayment of $10.0 million of advances during the year ended September 30, 2014. The increase was also due to the recognition of $267,000 in prepayment penalties, which were previously being amortized, in connection with the prepayment made during fiscal 2014. The prepayment penalties, totaling $18.3 million, were paid in fiscal 2012 due to the exchange of nine FHLB borrowings totaling $160.0 million for new advances of the same amount. The new advances were not considered to be substantially different from the original advances in accordance with ASC 470-50, Debt – Modifications and Exchanges, and as a result the prepayment penalties have been treated as a discount on the new debt and are being amortized over the life of the new advances as an adjustment to rate.

The following table sets forth selected information regarding FHLB overnight borrowings for the periods indicated:

	Year Ended September 30,
(Dollars in thousands)	2014	2013	2012
Balance outstanding at end of year	$–	$–	$–
Interest rate at end of year	0.36%	0.36%	0.36%
Maximum amount outstanding at any month-end during year	$–	$–	$–
Average amount outstanding during year	$–	$–	$–
Weighted average interest rate during year	N/A	N/A	N/A

Long-term debt consists of borrowings from the FHLB with various interest rates and maturity dates. At September 30, 2014, all FHLB borrowings were long-term borrowings that mature in fiscal 2017 through 2032, $10.0 million of which have been convertible since October 2012, at the FHLB’s option, into three-month LIBOR-based floating rate borrowings. If the FHLB converts the borrowings, we may choose to prepay all or part of the borrowings without a prepayment fee on the conversion date. For more information about our FHLB borrowings, see note 10 to the notes to the consolidated financial statements.

The weighted average effective rate of FHLB borrowings was 4.05% at September 30, 2014. The contractual maturities of gross FHLB borrowings, excluding discounts and call provisions, as of September 30, 2014 are as follows (dollars in thousands):

For the Year Ending September 30,
	Amount	Weighted Average Effective Rate
2015	$–	–%
2016	–	–
2017	10,000	2.25
2018	45,000	3.04
2019	10,000	3.82
Thereafter	115,000	4.62
	180,000
Less unamortized prepayments	15,026
Total FHLB borrowings	$164,974	4.05

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

Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the effect of that interest rate movement. The following table presents the change in the present value of equity at September 30, 2014 that would occur in the event of an immediate change in interest rates based on management assumptions.

	Present Value of Equity
Change in	Market
Basis Points	Value	$ Change	% Change
	(Dollars in thousands)
300	$273,450	$11,906	4.6%
200	270,240	8,696	3.3
100	265,813	4,269	1.6
0	261,544	–	–
-100	248,311	(13,233)	(5.1)

Using the same assumptions as above, the sensitivity of our projected net interest income for the twelve months ending September 30, 2015 is as follows:

	Projected Net Interest Income
Change in	Net Interest
Basis Points	Income	$ Change	% Change
	(Dollars in thousands)
300	$25,671	$3,565	16.1%
200	24,496	2,390	10.8
100	23,219	1,113	5.0
0	22,106	–	–
-100	21,775	(331)	(1.5)

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

Our most liquid assets are cash and cash equivalents and securities available for sale. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $221.1 million. Securities classified as available-for-sale, whose aggregate market value exceeds cost, provide additional sources of liquidity and had a market value of $180.8 million at September 30, 2014. In addition, at September 30, 2014, we had the ability to borrow a total of $245.4 million in additional funds from the FHLB. Additionally, we established a borrowing arrangement with the Federal Reserve Bank of Richmond. No borrowings have occurred to date and any future borrowings will be secured primarily by corporate bonds.

At September 30, 2014, we had $116.1 million in loan commitments outstanding, which included $115.1 million in undisbursed loans. Certificates of deposit due within one year of September 30, 2014 totaled $170.4 million, or 45.3% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

At September 30, 2014, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OCC. There are no conditions or events that management believes have changed the Bank’s classification. As a savings and loan holding company regulated by the Federal Reserve, Franklin Financial is not currently subject to any separate regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to the depository institutions themselves. These capital requirements will apply to savings and loan holding companies beginning in 2015. Revised capital requirements have been adopted by the OCC and the Federal Reserve for all thrifts and their savings and loan holding companies as part of Basel III (see “Item 1, Business – Regulation and Supervision – Federal Banking Regulation – New Capital Rule - Basel III” for more information regarding Basel III).

The following table reflects the level of required capital and actual capital of the Bank at September 30, 2014 and September 30, 2013:

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2014
Tier 1 capital	$201,781	18.85%	$42,813	4.00%	$53,557	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	201,781	31.97	25,243	4.00	37,865	6.00
(to risk weighted assets)

Risk-based capital	209,726	33.23	50,486	8.00	63,108	10.00
(to risk weighted assets)

As of September 30, 2013
Tier 1 capital	$179,935	17.83%	$40,374	4.00%	$50,616	5.00%
(to adjusted tangible assets)

Tier 1 risk-based capital	179,935	26.32	27,345	4.00	41,017	6.00
(to risk weighted assets)

Risk-based capital	188,495	27.57	54,690	8.00	68,362	10.00
(to risk weighted assets)

In December 2013, Franklin Financial made an equity contribution of $14.7 million to the Bank in the form of five substandard, impaired and collateral dependent loans that it had previously purchased from the Bank in June 2012.

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at September 30, 2014 and September 30, 2013:

	September 30, 2014
(Dollars in thousands)	Tier 1 Capital	Tier 1 Risk- Based Capital	Risk-Based Capital
GAAP capital	$202,430	$202,430	$202,430
Accumulated losses on certain available-
for-sale securities	(557)	(557)	(557)
Disallowed deferred tax assets	(247)	(247)	(247)
Pension plan	155	155	155
General allowance for loan losses	–	–	7,945
Regulatory capital – computed	$201,781	$201,781	$209,726

	September 30, 2013
(Dollars in thousands)	Tier 1 Capital	Tier 1 Risk- Based Capital	Risk-Based Capital
GAAP capital	$182,576	$182,576	$182,576
Accumulated gains on certain available- for-sale securities	(2,960)	(2,960)	(2,960)
Pension plan	319	319	319
General allowance for loan losses	–	–	8,560
Regulatory capital – computed	$179,935	$179,935	$188,495

Contractual Obligations

The impact of the Company's contractual obligations as of September 30, 2014 on liquidity and cash flow in future periods is as follows:

		Payments due by period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating lease obligations	$219	$85	$134	$–	$–
FHLB borrowings(1)	180,000	–	10,000	55,000	115,000
Pension obligations	16,586	16,586	–	–	–
Total	$196,805	$16,671	$10,134	$55,000	$115,000

(1)	At September 30, 2014, all FHLB borrowings were long-term borrowings that mature in fiscal 2017 through 2032, $10.0 million of which have been convertible since October 2012, at the FHLB’s option, into three-month LIBOR-based floating rate borrowings. If the FHLB converts the borrowings, we may choose to prepay all or part of the borrowings without a prepayment fee on the conversion date.

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

For the year ended September 30, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

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

Item 8.  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Franklin Financial Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Franklin Financial Corporation and Subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated income statements, and statements of comprehensive income, changes in stockholders’ equity and cash flows, for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Financial Corporation and Subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Financial Corporation and Subsidiaries’ internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated December 15, 2014 expressed an unqualified opinion on the effectiveness of Franklin Financial Corporation and Subsidiaries’ internal control over financial reporting.

/s/McGladrey LLP

Richmond, VA

December 15, 2014

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2014 and 2013

(Dollars in thousands)	2014	2013
Assets
Cash and cash equivalents:
Cash and due from banks	$12,843	$28,005
Interest-bearing deposits in other banks	194,080	67,724
Money market investments	14,142	3,185
Total cash and cash equivalents	221,065	98,914

Securities available for sale	154,594	304,998
Securities held to maturity	105,950	70,249

Loans, net of deferred loan fees	530,949	520,923
Less allowance for loan losses	12,463	9,740
Net loans	518,486	511,183

Federal Home Loan Bank stock	9,053	9,328
Office properties and equipment, net	6,450	6,881
Other real estate owned	23,323	6,715
Accrued interest receivable:
Loans	2,383	2,257
Mortgage-backed securities and collateralized mortgage obligations	730	715
Other investment securities	56	1,109
Total accrued interest receivable	3,169	4,081

Cash surrender value of bank-owned life insurance	35,431	34,296
Deferred income taxes	9,221	9,208
Income taxes currently receivable	2,006	805
Prepaid expenses and other assets	5,232	2,663
Total assets	$1,093,980	$1,059,321

Liabilities and Stockholders’ Equity
Deposits:
Regular checking	$3,112	$1,526
Savings deposits	302,954	281,998
Time deposits	376,332	363,314
Total deposits	682,398	646,838

Federal Home Loan Bank borrowings	164,974	163,485
Advance payments by borrowers for property taxes and insurance	2,328	2,769
Accrued expenses and other liabilities	4,635	4,835
Total liabilities	854,335	817,927

Commitments and contingencies (see notes 13, 16, 17, and 18)

Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock: $0.01 par value; 75,000,000 shares authorized; 11,783,475 and 12,250,625 shares issued and outstanding, respectively	118	123
Additional paid-in capital	105,251	112,516
Unearned ESOP shares	(9,298)	(9,870)
Unearned equity incentive plan shares	(6,086)	(7,725)
Undistributed stock-based deferral plan shares	(2,574)	(2,646)
Retained earnings	151,412	136,255
Accumulated other comprehensive income	822	12,741
Total stockholders’ equity	239,645	241,394
Total liabilities and stockholders’ equity	$1,093,980	$1,059,321

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

Years Ended September 30, 2014, 2013, and 2012

(Dollars in thousands)	2014	2013	2012
Interest and dividend income:
Interest and fees on loans	$31,676	$30,133	$30,672
Interest on deposits in other banks	149	222	146
Interest and dividends on securities:
Taxable	8,713	9,300	12,470
Nontaxable	–	135	285
Total interest and dividend income	40,538	39,790	43,573
Interest expense:
Interest on deposits	6,798	6,447	7,767
Interest on borrowings	7,359	7,687	8,603
Total interest expense	14,157	14,134	16,370
Net interest income	26,381	25,656	27,203
Provision (credit) for loan losses	9,942	525	(1,149)
Net interest income after provision (credit) for loan losses	16,439	25,131	28,352
Noninterest income (expense):
Service charges on deposit accounts	63	49	50
Other service charges and fees	1,500	588	930
Gains on sales of loans held for sale	–	97	257
Gains on sales of securities, net	17,280	1,716	63
Gains on sales of other real estate owned	447	1,812	1,398
Impairment of securities, net:
Impairment of securities	(266)	(1,269)	(5,358)
Less: Impairment recognized in other comprehensive income	309	(834)	(693)
Net impairment reflected in income	(575)	(435)	(4,665)
Increase in cash surrender value of bank-owned life insurance	1,272	1,288	1,294
Other operating income	893	828	604
Total noninterest income (expense)	20,880	5,943	(69)
Other noninterest expenses:
Personnel expense	10,314	10,535	9,520
Occupancy expense	974	1,013	905
Equipment expense	876	884	936
Advertising expense	246	178	183
Federal deposit insurance premiums	788	677	807
Impairment of other real estate owned	690	238	611
Other operating expenses	6,215	5,000	4,101
Total other noninterest expenses	20,103	18,525	17,063
Income before provision for income taxes	17,216	12,549	11,220
Provision for income taxes	2,059	3,203	4,739
Net income	$15,157	$9,346	$6,481

Basic net income per common share	$1.38	$0.80	$0.50

Diluted net income per common share	$1.34	$0.78	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended September 30, 2014, 2013, and 2012

(Dollars in thousands)	2014		2013		2012
Net income		$15,157		$9,346		$6,481
Other comprehensive (loss) income, net of income tax expense (benefit):
Net unrealized holding gains or losses arising during the period (net of tax 2014: $(12), 2013: $(1,749), 2012: $1,255)	$1,212		$4,686		$8,605

Reclassification adjustment for gains or losses included in net income (net of tax 2014: $2,166, 2013: $502, 2012: $(253))	(14,406)		(1,170)		3,830

Change in defined benefit pension plan assets and benefit obligations (net of tax 2014: $101, 2013: $907, 2012: $466)	164		1,481		761

Other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of amortization (net of tax 2014: $681, 2013: $(205), 2012: $(159))	1,111		(334)		(259)

Amortization of previously recognized other-than-temporary impairment of available-for-sale securities related to factors other than credit (net of tax 2014: $0, 2013: $0, 2012: $467)	–		–		763
Other comprehensive (loss) income		(11,919)		4,663		13,700
Total comprehensive income		$3,238		$14,009		$20,181

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2014, 2013, and 2012

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Equity Incentive Plan Shares	Undistributed Stock-Based Deferral Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2011	$143	$142,882	$(11,082)	$-	$(2,533)	$125,770	$(5,622)	$249,558
ESOP shares allocated	-	238	640	-	-	-	-	878
Repurchase of common stock	(10)	(15,365)	-	-	-	-	-	(15,375)
Stock-based compensation expense	-	1,636	-	-	-	-	-	1,636
Common stock purchased for equity incentive plan	-	-	-	(7,411)	-	-	-	(7,411)
Net income	-	-	-	-	-	6,481	-	6,481
Other comprehensive income	-	-	-	-	-	-	13,700	13,700
Balance at September 30, 2012	133	129,391	(10,442)	(7,411)	(2,533)	132,251	8,078	249,467
ESOP shares allocated	-	444	572	-	-	-	-	1,016
Repurchase of common stock	(10)	(19,343)	-	-	-	-	-	(19,353)
Stock-based compensation expense	-	3,084	-	-	-	-	-	3,084
Common stock purchased for equity incentive plan	-	-	-	(1,754)	-	-	-	(1,754)
Common stock purchased by stock-based deferral plan	-	113	-	-	(113)	-	-	-
Vesting of restricted stock	-	(1,440)	-	1,440	-	-	-	-
Exercise of stock options	-	99	-	-	-	-	-	99
Tax benefit from exercise/vesting of stock awards	-	168	-	-	-	-	-	168
Cash dividend paid ($0.45 per share)	-	-	-	-	-	(5,342)	-	(5,342)
Net income	-	-	-	-	-	9,346	-	9,346
Other comprehensive income	-	-	-	-	-	-	4,663	4,663
Balance at September 30, 2013	123	112,516	(9,870)	(7,725)	(2,646)	136,255	12,741	241,394
ESOP shares allocated	-	562	572	-	-	-	-	1,134
Repurchase of common stock	(5)	(9,357)	-	-	-	-	-	(9,362)
Stock-based compensation expense	-	2,867	-	-	-	-	-	2,867
Vesting of restricted stock	-	(1,639)	-	1,639	-	-	-	-
Exercise of stock options	-	126	-	-	-	-	-	126
Tax benefit from exercise/vesting of stock awards	-	248	-	-	-	-	-	248
Stock-based deferral plan distribution	-	(72)	-	-	72	-	-	-
Net income	-	-	-	-	-	15,157	-	15,157
Other comprehensive loss	-	-	-	-	-	-	(11,919)	(11,919)
Balance at September 30, 2014	$118	$105,251	$(9,298)	$(6,086)	$(2,574)	$151,412	$822	$239,645

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended September 30, 2014, 2013, and 2012

(Dollars in thousands)	2014	2013	2012
Cash Flows From Operating Activities
Net income	$15,157	$9,346	$6,481
Adjustments to reconcile net income to net cash and cash
equivalents provided by operating activities:
Depreciation and amortization	845	862	867
Provision (credit) for loan losses	9,942	525	(1,149)
Impairment charges on other real estate owned	690	238	611
Gains on sales of securities, net	(17,280)	(1,716)	(63)
Impairment charges on securities	575	435	4,665
Loss on sales or disposal of office properties and equipment, net	24	51	43
Gains on sale of other real estate owned, net	(447)	(1,812)	(1,398)
Gains on foreclosure	(27)	–	–
Net amortization on securities	1,739	2,561	2,617
Amortization of deferred amounts related to Federal Home Loan Bank borrowings	1,489	1,281	512
Gains on sales of loans held for sale	–	(97)	(257)
Originations of loans held for sale	–	(2,739)	(11,946)
Sales and principal payments on loans held for sale	–	4,294	11,667
ESOP compensation expense	1,134	1,016	878
Stock-based compensation expense	2,867	3,084	1,636
Deferred income taxes	1,358	(431)	1,181
Changes in assets and liabilities:
Accrued interest receivable	912	367	453
Cash surrender value of bank-owned life insurance	(1,272)	(1,288)	(1,294)
Income taxes currently receivable	(1,200)	1,310	(571)
Prepaid expenses and other assets	(2,166)	2,545	(101)
Advance payments by borrowers for property taxes and insurance	(441)	444	(10)
Accrued expenses and other liabilities	(301)	143	1,900
Net cash and cash equivalents provided by operating activities	13,598	20,419	16,722
Cash Flows From Investing Activities
Net redemptions of Federal Home Loan Bank stock	275	754	932
Proceeds from maturities, calls and paydowns of securities available for sale	84,582	133,162	134,346
Proceeds from sales and redemptions of securities available for sale	65,557	19,283	23,085
Purchases of securities available for sale	–	(63,301)	(146,879)
Proceeds from maturities and paydowns of securities held to maturity	14,314	5,500	4,761
Proceeds from sales of securities held to maturity	9,145	–	–
Purchases of securities held to maturity	(57,485)	(55,892)	–
Net (increase) decrease in loans	(37,706)	(59,559)	20,652
Purchases of other real estate owned	–	(850)	–
Purchases of office properties and equipment	(438)	(1,590)	(724)
Proceeds from sales of other real estate owned	3,667	10,757	779
Capitalized improvements of other real estate owned	(67)	–	–
Proceeds from bank-owned life insurance	137	–	–
Net cash and cash equivalents provided (used) by investing activities	81,981	(11,736)	36,952
Cash Flows From Financing Activities
Net increase in regular checking	1,586	724	802
Net increase in savings deposits	20,956	15,336	1,470
Net increase (decrease) in time deposits	13,018	(9,526)	(10,722)
Proceeds from the exercise of stock options	126	99	–
Excess tax benefits from equity awards	248	168	–
Repurchase of common stock	(9,362)	(19,353)	(15,375)
Repurchase of common stock for equity incentive plan	–	(1,754)	(7,411)
Cash dividends paid to common stockholders	–	(5,342)	–
Deferred Federal Home Loan Bank prepayment penalty	–	–	(18,308)
Proceeds from long-term Federal Home Loan Bank borrowings	10,000	–	–
Repayments of long-term Federal Home Loan Bank borrowings	(10,000)	(10,000)	–
Net cash and cash equivalents provided (used) by financing activities	26,572	(29,648)	(49,544)
Net increase (decrease) in cash and cash equivalents	122,151	(20,965)	4,130
Cash and cash equivalents at beginning of year	98,914	119,879	115,749
Cash and cash equivalents at end of year	$221,065	$98,914	$119,879
Supplemental disclosures of cash flow information
Cash payments for interest	$12,836	$12,870	$15,680
Cash payments for income taxes	$2,642	$2,157	$5,633
FHLB prepayment fee on modifications of borrowings	$60	$18	$–
Supplemental schedule of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$(15,348)	$1,264	$15,174
Pension adjustment	$(137)	$2,387	$1,227
Transfer of loans to other real estate owned, net	$21,932	$1,900	$10,575
Sales of other real estate owned financed by the Bank	$1,471	$3,585	$2,120

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Organization and Description of Business

Franklin Financial Corporation (“Franklin Financial” or the “Parent”), a Virginia stock corporation, was organized in December 2010 to facilitate the conversion of Franklin Financial Corporation MHC, the former holding company of Franklin Federal Savings Bank (the “Bank”) from the mutual to the stock form of ownership. The conversion was completed on April 27, 2011, at which time Franklin Financial became the holding company of the Bank. The Bank is a federally chartered capital stock savings bank engaged in the business of attracting retail deposits from the general public and originating non-owner-occupied one-to four-family loans as well as multi-family loans, nonresidential real estate loans, construction loans, land and land development loans, and loans to other financial institutions. The Bank has three wholly owned subsidiaries, Franklin Service Corporation, which provides trustee services on loans originated by the Bank; Reality Holdings LLC, which, through its subsidiaries, holds and manages foreclosed properties purchased from the Bank; and Franklin Federal Mortgage Holdings LLC, which through a 49% owned joint venture with TowneBank Mortgage, originates and sells mortgage loans, primarily on owner-occupied single-family properties. The financial statements presented in this report include the financial information of Franklin and subsidiaries on a consolidated basis. The Company (as defined below) operates as one segment.

Proposed Merger with TowneBank

On July 14, 2014, the Company and TowneBank entered into an Agreement and Plan of Reorganization by and among TowneBank, the Company and Franklin Federal (the “Agreement”), pursuant to which the Company and Franklin Federal will merge with and into TowneBank, with TowneBank the surviving entity in the merger. Under the terms of the Agreement, the Company’s stockholders will be entitled to receive 1.40 shares of TowneBank common stock for each share of Company common stock. On December 3, 2014, the stockholders of the Company and TowneBank approved the proposed merger. The merger is expected to close on or about January 2, 2015, subject to receipt of all regulatory approvals (see note 23).

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

As of September 30, 2014, the Company had $33.5 million in cash and cash equivalents in financial institutions in excess of amounts insured by federal deposit insurance.

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

Other Real Estate Owned

Real estate acquired through foreclosure or by deed in lieu of foreclosure is initially recorded at net realizable value, which is equal to fair value less estimated costs to sell, establishing a new cost basis. Costs of improvement or completion are capitalized subject to the lower of carrying amount or net realizable value limitation. Revenues and expenses from operations and changes in valuation are included in other operating expenses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.

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

Pension Plan

The Bank has a noncontributory, defined benefit pension plan. The Company recognizes the overfunded or underfunded status of the plan as an asset or liability in its consolidated balance sheet. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. U.S. generally accepted accounting principles also require an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. U.S. generally accepted accounting principles also require additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. In connection with its proposed merger with TowneBank, the Bank has begun the process of freezing and terminating the pension plan effective December 31, 2014.

Stock-Based Compensation Plans

In connection with the mutual-to-stock conversion, the Bank established an employee stock ownership plan (“ESOP”) for the benefit of all of its eligible employees. Full-time employees of the Bank who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the ESOP. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to Franklin Financial over a period of 20 years.

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Concentrations of Credit Risk

Most of the Company's activities are with customers in Virginia with primary geographic focus in the Richmond metropolitan area, which includes the city of Richmond and surrounding counties. Securities and loans also represent concentrations of credit risk and are discussed in note 3 “Securities” and note 4 “Loans” in the notes to the consolidated financial statements. Although the Company believes its underwriting standards are conservative, the nature of the Company's portfolio of construction loans, land and land development loans, and income-producing nonresidential real estate loans and multifamily loans results in a smaller number of higher-balance loans. As a result, the default of loans in these portfolio segments may result in more significant losses to the Company.

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In January 2014, the FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” This ASU permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). ASU 2014-01 should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those pre-existing investments. The ASU is effective for fiscal periods, and interim periods within those fiscal periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the ASU requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This ASU is effective for fiscal periods, and interim periods within those fiscal periods, beginning after December 15, 2014. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The ASU will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation – Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. This ASU is effective for fiscal periods, and interim periods within those fiscal periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

Note 2.	Federal Home Loan Bank Stock

The Bank is required to maintain an investment in Federal Home Loan Bank of Atlanta (FHLB) stock based on membership and the level of FHLB borrowings. FHLB stock is stated at cost, as these securities are restricted and no market exists for this stock. There were no accrued dividends receivable on FHLB stock at September 30, 2014 or 2013. Management reviews this asset for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3.	Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities at September 30, 2014 and 2013 are summarized as follows:

	September 30, 2014
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$4,524	$393	$–	$4,917
Agency mortgage-backed securities	89,414	563	631	89,346
Agency collateralized mortgage obligations	40,973	390	1	41,362
Corporate equity securities	364	421	–	785
Corporate debt securities	18,000	184	–	18,184
Total	$153,275	$1,951	$632	$154,594

	September 30, 2013
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
States and political subdivisions	$5,370	$191	$–	$5,561
Agency mortgage-backed securities	112,502	695	768	112,429
Agency collateralized mortgage obligations	79,031	1,044	6	80,069
Corporate equity securities	10,941	10,108	7	21,042
Corporate debt securities	80,487	5,429	19	85,897
Total	$288,331	$17,467	$800	$304,998

	September 30, 2014
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$80,619	$568	$88	$81,099
Agency collateralized mortgage obligations	25,331	633	–	25,964
Total	$105,950	$1,201	$88	$107,063

	September 30, 2013
(Dollars in thousands)	Adjusted amortized cost	OTTI recognized in AOCI	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Agency mortgage-backed securities	$31,692	$–	$31,692	$389	$–	$32,081
Agency collateralized mortgage obligations	30,724	–	30,724	459	148	31,035
Non-agency collateralized mortgage obligations	7,833	1,791	9,624	1,610	1,603	9,631
Total	$70,249	$1,791	$72,040	$2,458	$1,751	$72,747

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of securities at September 30, 2014 and 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2014				September 30, 2013
	Available for sale		Held to maturity		Available for sale		Held to maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Non-mortgage debt securities:
Due in one year or less	$5,000	$5,028	$–	$–	$21,351	$21,522	$–	$–
Due after one year through five years	13,000	13,156	–	–	32,263	34,055	–	–
Due after five years through ten years	–	–	–	–	22,712	25,808	–	–
Due after ten years	4,524	4,917	–	–	9,531	10,073	–	–
Total non-mortgage debt securities	22,524	23,101	–	–	85,857	91,458	–	–

Mortgage-backed securities	89,414	89,346	80,619	81,099	112,502	112,429	31,692	32,081
Collateralized mortgage obligations	40,973	41,362	25,331	25,964	79,031	80,069	40,348	40,666
Corporate equity securities	364	785	–	–	10,941	21,042	–	–
Total securities	$153,275	$154,594	$105,950	$107,063	$288,331	$304,998	$72,040	$72,747

The following tables indicate the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2014 and September 30, 2013:

	September 30, 2014
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Available for sale:
Agency mortgage-backed securities	$34,050	$447	$22,334	$184	$56,384	$631
Agency collateralized mortgage obligations	–	–	1,316	1	1,316	1
Total available for sale	34,050	447	23,650	185	57,700	632

Held to maturity:
Agency mortgage-backed securities	22,634	88	–	–	22,634	88
Total held to maturity	22,634	88	–	–	22,634	88

Total temporarily impaired securities	$56,684	$535	$23,650	$185	$80,334	$720

	September 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Available for sale:
Agency mortgage-backed securities	$48,006	$768	$–	$–	$48,006	$768
Agency collateralized mortgage obligations	10,237	6	–	–	10,237	6
Corporate equity securities	22	7	–	–	22	7
Corporate debt securities	2,995	5	2,986	14	5,981	19
Total available for sale	61,260	786	2,986	14	64,246	800

Held to maturity:
Agency collateralized mortgage obligations	17,057	148	–	–	17,057	148
Non-agency collateralized mortgage obligations	46	101	4,698	1,502	4,744	1,603
Total held to maturity	17,103	249	4,698	1,502	21,801	1,751

Total temporarily impaired securities	$78,363	$1,035	$7,684	$1,516	$86,047	$2,551

The Company’s securities portfolio consists of investments in various debt and equity securities as permitted by OCC and Federal Reserve regulations. The Company’s debt securities include mortgage-backed securities, collateralized mortgage obligations, state and local government obligations and corporate debt obligations. The Company’s equity securities consist of common stock of various companies, almost exclusively community banks. During the year ended September 30, 2014, the Company sold the majority of its equity securities, and equity securities with an estimated fair value of $785,000 remained at September 30, 2014.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the years ended September 30, 2014, 2013, and 2012, the Company recognized gross gains from sales of securities available for sale of $17.3 million, $1.7 million, and $1.7 million, respectively. During the year ended September 30, 2012, the Company recognized gross losses from sales of securities available for sale of $1.6 million. The Company recognized no losses during the years ended September 30, 2014 and 2013. On January 31, 2014, the Company also sold its portfolio of non-agency CMOs, which was classified as held to maturity. This sale was in response to significant deterioration in the creditworthiness of the issuers as well as a significant increase in the risk weights of debt securities used for regulatory risk-based capital purposes. The securities sold had a carrying value of $8.4 million at the time of sale, which generated a gain of $708,000 for the year ended September 30, 2014. The cost basis of securities sold is determined through specific identification of securities sold.

The Company monitors its portfolio of debt and equity securities to determine if any security has experienced an other-than-temporary decline in fair value on a quarterly basis. At September 30, 2014, approximately 99% of the Company's securities portfolio was issued by a government-sponsored entity or had a credit rating qualifying as "investment grade" from one of the three major credit rating agencies. The determination of whether a security is other-than-temporarily impaired is highly subjective and requires a significant amount of judgment. In evaluating for other-than-temporary impairment, management considers the duration and severity of declines in fair value, the financial condition of the issuers of each security, as well as whether it is more likely than not that the Company will be required to sell these securities prior to recovery, which may be maturity, based on market conditions and cash flow requirements. In performing its analysis for debt securities, the Company's consideration of the financial condition of the issuer of each security was focused on the issuer's ability to continue to perform on its debt obligations, including any concerns about the issuer's ability to continue as a going concern. In performing its analysis for equity securities, the Company's analysis of the financial condition of the issuers of each security included the issuer's economic outlook, distressed capital raises, large write-downs causing dilution of capital, distressed dividend cuts, discontinuation of significant segments, replacement of key executives, and the existence of a pattern of significant operating losses. In addition to the financial condition of each issuer, the Company considered the severity and duration of impairments and the likelihood that the fair value of securities would recover over a reasonable time horizon.

During the fiscal years ended September 30, 2014, 2013, and 2012, the Company recognized total impairment charges in earnings of $575,000, $435,000, and $4.7 million, respectively, on debt and equity securities. Impairment charges reflected in earnings in 2014 and 2013 related entirely to debt securities. Impairment charges reflected in earnings in 2012 consisted of charges of $1.3 million on debt securities and $3.4 million on equity securities.

The table below provides a cumulative rollforward of credit losses recognized in earnings for debt securities for which a portion of OTTI is recognized in AOCI:

(Dollars in thousands)	2014	2013	2012
Balance of credit losses at beginning of year	$46	$164	$79
Additions for credit losses on securities not previously recognized	12	5	131
Additional credit losses on securities previously recognized as impaired	243	107	47
Reductions for securities for which OTTI previously in OCI was recognized in earnings	(243)	(20)	–
Reductions for securities sold or paid-off	(29)	–	–
Reductions for increases in expected cash flows	(29)	(210)	(93)
Balance of credit losses at end of year	$–	$46	$164

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

Unrealized losses in the Company’s portfolio of collateralized mortgage obligations, mortgage-backed securities, and corporate debt securities were related to ten securities and were caused by changes in market interest rates, spread volatility, or other factors that management deems to be temporary, and because management believes that it is not more likely than not that the Company will be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired. There were no unrealized losses in the Company’s portfolio of equity securities at September 30, 2014.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4.	Loans

Loans held for investment at September 30, 2014 and September 30, 2013 are summarized as follows:

(Dollars in thousands)	2014	2013
Loans
One-to four-family	$85,063	$93,301
Multi-family	96,267	105,295
Nonresidential	257,053	243,562
Construction	34,169	35,823
Land and land development	44,209	46,081
Loans to other financial institutions (unsecured)	17,318	–
Other	365	405
Total loans	534,444	524,467

Deferred loan fees	3,495	3,544
Loans, net of deferred loan fees	530,949	520,923

Allowance for loan losses	12,463	9,740
Net loans	$518,486	$511,183

Loans to officers and directors were $105,000 and $107,000 at September 30, 2014 and 2013, respectively.

Since the formation of the joint venture with TowneBank Mortgage in fiscal 2013, the Company discontinued originating loans held for sale. There were no loans held for sale at September 30, 2014 and 2013. Gains on sales of loans were $97,000 and $257,000 for the years ended September 30, 2013 and 2012, respectively, inclusive of adjustments to mark loans held-for-sale to the lower of cost or market. There were no gains on sales of loans for the year ended September 30, 2014.

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Portfolio Segments

The Company considers each loan type to be a portfolio segment. While all but two of the Company’s loans are secured by real estate, each portfolio segment has unique risk characteristics.

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Loans to other financial institutions (unsecured): Loans to other financial institutions consist of two subordinated loans made to two separate Virginia-based community bank holding companies. The loans are not secured and are subordinated to most obligations of the bank holding companies and their bank subsidiaries. The Company has no plans to make any additional subordinated debt loans.

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

Specific Allowance for Impaired Loans

Impaired loans include loans identified as impaired through our credit rating system as well as loans modified in a troubled debt restructuring. Once a loan is identified as impaired, management determines a specific allowance by comparing the outstanding loan balance to net realizable value. The net realizable value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. The amount of any allowance recognized is the amount by which the loan balance exceeds the net realizable value. If the net realizable value exceeds the loan balance, no allowance is recorded. For loans using the collateral method to estimate the net realizable value, a charge-off is recorded instead of a specific allowance for the amount by which the loan balance exceeds the net realizable value, which includes estimated selling costs. Of the $22.4 million of loans classified as impaired at September 30, 2014, $16.9 million were considered “collateral dependent” and evaluated using the fair value of collateral method and $5.5 million were evaluated using discounted estimated cash flows.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(Dollars in thousands)	One-to four-family	Multi- family	Non- residential	Construction	Land and land development	Loans to other financial institutions	Other	Total
Balance, September 30, 2011	$1,324	$1,357	$3,146	$1,724	$7,064	$–	$9	$14,624
Provision	142	(297)	282	(710)	(562)	–	(4)	(1,149)
Recoveries	6	–	–	9	717	–	–	732
Charge-offs	(68)	–	–	(9)	(3,846)	–	–	(3,923)
Balance, September 30, 2012	1,404	1,060	3,428	1,014	3,373	–	5	10,284
Provision	289	796	1,756	(297)	(2,031)	–	12	525
Recoveries	78	–	33	125	67	–	3	306
Charge-offs	(991)	–	(14)	(223)	(133)	–	(14)	(1,375)
Balance, September 30, 2013	780	1,856	5,203	619	1,276	–	6	9,740
Provision	330	8,496	(57)	(347)	1,281	242	(3)	9,942
Recoveries	259	–	–	26	32	–	2	319
Charge-offs	(554)	(6,578)	–	–	(406)	–	–	(7,538)
Balance, September 30, 2014	$815	$3,774	$5,146	$298	$2,183	$242	$5	$12,463

Details of the allowance for loan losses by portfolio segment and impairment methodology at September 30, 2014 and 2013 are as follows:

	September 30, 2014
	General Allowance		Specific Allowance					Allowance as
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Total Balance	Total Allowance	Coverage	% of total allowance
One-to four-family	$84,437	$815	$626	$–	$85,063	$815	0.96%	6.6%
Multi-family	89,926	3,774	6,341	–	96,267	3,774	3.92	30.3
Nonresidential	250,058	5,146	6,995	–	257,053	5,146	2.00	41.3
Construction	34,126	298	43	–	34,169	298	0.87	2.4
Land and land development	35,792	2,183	8,417	–	44,209	2,183	4.94	17.5
Loans to other financial institutions	17,318	242	–	–	17,318	242	1.40	1.9
Other	365	5	–	–	365	5	1.26	–
Total allowance	$512,022	$12,463	$22,422	$–	$534,444	$12,463	2.33	100.0%

	September 30, 2013
	General Allowance		Specific Allowance					Allowance as
(Dollars in thousands)	Balance	Allowance	Balance	Allowance	Total Balance	Total Allowance	Coverage	% of total allowance
One-to four-family	$85,913	$780	$7,388	$–	$93,301	$780	0.84%	8.0%
Multi-family	92,725	1,856	12,570	–	105,295	1,856	1.76	19.0
Nonresidential	236,520	5,203	7,042	–	243,562	5,203	2.14	53.4
Construction	35,780	619	43	–	35,823	619	1.73	6.4
Land and land development	21,485	1,276	24,596	–	46,081	1,276	2.77	13.1
Other	405	6	–	–	405	6	1.47	0.1
Total allowance	$472,828	$9,740	$51,639	$–	$524,467	$9,740	1.86	100.0%

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Details regarding special mention, substandard, and impaired loans at September 30, 2014 and 2013 are as follows:

(Dollars in thousands)	2014	2013
Special mention
One-to four-family	$–	$5,169
Nonresidential	3,561	6,070
Construction	–	411
Land and land development	3,200	5,195
Total special mention loans	6,761	16,845

Substandard
One-to four-family	1,929	2,452
Construction	–	353
Land and land development	38	39
Total substandard loans	1,967	2,844

Impaired
One-to four-family	626	7,388
Multi-family	6,341	12,570
Nonresidential	6,995	7,042
Construction	43	43
Land and land development	8,417	24,596
Total impaired loans	22,422	51,639

Total special mention, substandard, and impaired loans	$31,150	$71,328

The decrease in special mention loans at September 30, 2014 compared to September 30, 2013 primarily was the result of the upgrade of one nonresidential loan and one land and land development loan, with balances of $2.4 million and $2.6 million, respectively, to satisfactory at September 30, 2014 as well as the payoff of one $4.7 million one- to four-family loan during the year ended September 30, 2014. The decrease in impaired loans was primarily due to the foreclosure of four land and land development loans totaling $16.0 million secured by three separate tracts of land, all of which were taken into other real estate owned, as well as the payoff of two loans on multiple one- to four-family properties totaling $3.8 million during the year ended September 30, 2014. The decrease in impaired loans was also due to charge-offs of $6.5 million recorded on three multi-family loans secured by one property as a result of negotiations to sell the loans.

Included in impaired loans are troubled debt restructurings of $14.4 million and $11.3 million at September 30, 2014 and September 30, 2013, respectively that had no related allowance balances. Included in troubled debt restructurings were $5.6 million and $5.5 million of troubled debt restructurings that were current and on accrual status at September 30, 2014 and September 30, 2013, respectively.

Troubled Debt Restructurings

During the year ended September 30, 2014, the Company modified five loans in troubled debt restructurings, including three one- to four-family loans and two land and land development loans. The three one-to four-family loan modifications pertained to three separate borrowers. The first modification involved a reduction in the monthly principal payment requirement to a borrower experiencing financial difficulty. This loan, which had an outstanding balance of $207,000, was 121 to 150 days delinquent and on nonaccrual status at September 30, 2014. The remaining two one- to four-family loan modifications involved loans discharged under bankruptcy proceedings. One of these loans, which had an outstanding balance of $155,000, was current and on nonaccrual status at September 30, 2014. The other loan was foreclosed upon, and the property was taken into other real estate owned for $386,000 and subsequently sold during the year ended September 30, 2014. The two land and land development loans pertained to two separate borrowers. Both modifications involved the extension of current loan terms to borrowers experiencing financial difficulty. The first loan, which was previously identified as impaired, had an outstanding balance of $2.9 million and was over 180 days delinquent at September 30, 2014. This loan was sold on December 8, 2014 for $2.8 million, resulting in a charge-off of approximately $120,000 subsequent to September 30, 2014. The second loan had an outstanding balance of $606,000 and was current at September 30, 2014. Both loans were on nonaccrual status at September 30, 2014. The Company did not identify any loans restructured during the previous twelve months that went into default during the year ended September 30, 2014. Interest recognized on a cash basis on nonaccrual restructured loans was $364,000 for the year ended September 30, 2014.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the year ended September 30, 2013, the Company modified one loan in a troubled debt restructuring. The restructured loan is a land and land development loan with an outstanding balance of $4.9 million at September 30, 2013. This loan matured during 2013 and was extended at the same terms to accommodate financial difficulties being experienced by the borrower. The loan was current but on nonaccrual status at September 30, 2014 as a result of the restructuring. Interest recognized on a cash basis on nonaccrual restructured loans was $40,000 for the year ended September 30, 2013.

During the year ended September 30, 2012, the Company modified seven loans in troubled debt restructurings, including two construction loans to one borrower, one nonresidential loan, two land and land development loans and two one- to four-family loans. The restructuring of the construction loans, which had an outstanding balance of $44,000 at September 30, 2012, involved the reduction in the loan’s interest rate floor and monthly principal payment requirement to accommodate cash flow difficulties being experienced by the borrower. A discounted cash flows analysis revealed that no specific allowance was required for these two loans. These loans remained on accrual status as the borrower was current at September 30, 2012 and remained current at September 30, 2014. The nonresidential loan modification consisted of further principal payment reductions and an extension of the call date on a loan previously recognized as a troubled debt restructuring. This loan, which had an outstanding balance of $5.5 million at September 30, 2012, was returned to accrual status during the year ended September 30, 2012, and the loan remained current at September 30, 2014. The two land and land development loans restructured share the same collateral and had been previously identified as impaired loans. These loans have since been foreclosed on, and the properties were taken into other real estate owned and subsequently sold. The two one- to four-family modifications consisted of two separate borrowers where the loans were discharged under bankruptcy proceedings. These loans, which had a total outstanding balance of $1.0 million, were current and on nonaccrual status at September 30, 2012. One loan remained current and was returned to accrual status during the year ended September 30, 2014, and one loan was foreclosed upon and the property was taken into other real estate owned at $665,000 during the year ended September 30, 2014. Interest recognized on a cash basis on nonaccrual restructured loans was $489,000 for the year ended September 30, 2012.

Loans summarized by loan type and credit rating at September 30, 2014 and September 30, 2013 are as follows:

	September 30, 2014
(Dollars in thousands)	Total	Excellent	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
One- to four-family	$85,063	$–	$2,190	$27,838	$1,395	$–	$1,929	$626	$51,085
Multi-family	96,267	277	15,296	71,307	1,413	–	–	6,341	1,633
Nonresidential	257,053	2,562	102,283	120,390	4,743	3,561	–	6,995	16,519
Construction	34,169	–	91	27,678	–	–	–	43	6,357
Land and land development	44,209	–	–	11,510	–	3,200	38	8,417	21,044
Loans to other financial institutions	17,318	–	–	17,318	–	–	–	–	–
Other	365	–	–	–	–	–	–	–	365
Total loans	$534,444	$2,839	$119,860	$276,041	$7,551	$6,761	$1,967	$22,422	$97,003

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	September 30, 2013
(Dollars in thousands)	Total	Excellent	Good	Satisfactory	Watch List	Special Mention	Substandard	Impaired	Not Rated
One- to four-family	$93,301	$–	$1,386	$25,172	$–	$5,169	$2,452	$7,388	$51,734
Multi-family	105,295	283	22,758	64,702	–	–	–	12,570	4,982
Nonresidential	243,562	–	79,079	132,650	–	6,070	–	7,042	18,721
Construction	35,823	–	–	5,003	–	411	353	43	30,013
Land and land development	46,081	–	184	–	734	5,195	39	24,596	15,333
Other	405	–	–	–	–	–	–	–	405
Total loans	$524,467	$283	$103,407	$227,527	$734	$16,845	$2,844	$51,639	$121,188

Details regarding the delinquency status of the Company’s loan portfolio at September 30, 2014 and 2013 are as follows:

	September 30, 2014
(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One-to four-family	$85,063	$82,172	$598	$–	$451	$738	$–	$1,104
Multi-family	96,267	89,926	–	–	–	–	–	6,341
Nonresidential	257,053	256,985	68	–	–	–	–	–
Construction	34,169	34,169	–	–	–	–	–	–
Land and land development	44,209	40,098	1,174	–	–	–	–	2,937
Loans to other financial institutions	17,318	17,318	–	–	–	–	–	–
Other	365	365	–	–	–	–	–	–
Total	$534,444	$521,033	$1,840	$–	$451	$738	$–	$10,382

	September 30, 2013
(Dollars in thousands)	Total	Current	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	180+ Days
One-to-four family	$93,301	$84,881	$602	$–	$578	$1,069	$157	$6,014
Multi-family	105,295	99,254	–	–	–	–	–	6,041
Nonresidential	243,562	243,102	460	–	–	–	–	–
Construction	35,823	35,823	–	–	–	–	–	–
Land and land development	46,081	23,727	2,632	3,632	–	–	–	16,090
Other	405	405	–	–	–	–	–	–
Total	$524,467	$487,192	$3,694	$3,632	$578	$1,069	$157	$28,145

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of information pertaining to impaired and nonaccrual loans:

	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest Income Recognized	Annualized Yield	Average Balance	Interest Income Recognized	Annualized Yield	Average Balance	Interest Income Recognized	Annualized Yield
Impaired loans
One- to four-family	$2,691	$446	16.57%	$6,761	$333	4.92%	$4,471	$183	4.11%
Multi-family	12,548	38	0.30	12,622	565	4.48	12,706	631	4.97
Nonresidential	7,020	382	5.45	6,177	442	7.15	8,689	203	2.34
Construction	43	2	5.08	50	2	4.41	96	2	1.84
Land and land development	14,524	451	3.11	14,409	241	1.67	15,363	599	3.90
Total impaired loans	$36,826	$1,319	3.58	$40,019	$1,583	3.96	$41,325	$1,618	3.92

(Dollars in thousands)	September 30, 2014	September 30, 2013
Nonaccrual loans
One-to four-family	$3,793	$10,369
Multi-family	6,341	12,570
Nonresidential	1,571	1,584
Land and land development	8,426	24,608
Total nonaccrual loans	$20,131	$49,131

Interest recognized on a cash basis on all nonaccrual loans was $1.2 million, $1.5 million, and $1.3 million for the years ended September 30, 2014, 2013, and 2012, respectively. There were no loans past due 90 days or more and still accruing at September 30, 2014 and 2013.

Note 6.          Other Real Estate Owned

Other real estate owned at September 30, 2014 and 2013 was $23.3 million and $6.7 million, respectively. During the year ended September 30, 2014, the Company foreclosed on several properties securing loans that had been classified as impaired. These foreclosures resulted in additions of $21.9 million to other real estate owned. Sales of other real estate owned totaled $4.7 million for the year ended September 30, 2014.

The Company recognized net gains on sales of other real estate owned of $447,000 for the year ended September 30, 2014, compared with $1.8 million and $1.4 million for the years ended September 30, 2013 and 2012, respectively. Gains on sales for the year ended September 30, 2014 included the recognition of $127,000 in gains on properties sold in previous periods that had been deferred in accordance with GAAP because financing was provided by the Company and the sales did not meet either initial or continuing investment criteria to qualify for gain recognition. At September 30, 2014, the Company had deferred gains on sales of other real estate owned of $483,000 compared to $519,000 at September 30, 2013.

The Company recognized impairment charges on other real estate owned of $690,000 for the year ended September 30, 2014. These charges were the result of updated appraisals on various properties. Impairment charges totaled $238,000 and $611,000 for the years ended September 30, 2013 and 2012, respectively.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7.          Office Properties and Equipment

Office properties and equipment at September 30, 2014 and 2013 are summarized as follows:

			Range of
(Dollars in thousands)	2014	2013	Useful Lives
Land	$1,702	$1,702	–
Buildings and building improvements	7,558	7,510	7 – 40 years
Furniture, fixtures, and equipment	5,047	5,124	3 – 10 years
	14,307	14,336
Less accumulated depreciation and amortization	7,857	7,455
Office properties and equipment, net	$6,450	$6,881

Depreciation expense for the years ended September 30 2014, 2013, and 2012 was $845,000, $824,000, and $801,000, respectively.

Note 8.          Investment in Bank Owned Life Insurance

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

Note 9.          Deposits

Deposit account balances at September 30, 2014 and 2013 are summarized as follows:

		2014		2013
(Dollars in thousands)	Stated Rate	Amount	Percent	Amount	Percent
Balance by interest rate:

Regular checking	0.00%	$3,112	0.5%	$1,526	0.2%
Money market savings	0.00 – 1.00%	258,740	37.9	236,630	36.6
Money market checking	0.00 – 0.50%	44,214	6.5	45,368	7.0
Total money market and regular checking		306,066	44.9	283,524	43.8

Certificates of deposit:	0.00 – 0.99%	163,616	24.0	190,230	29.4
	1.00 – 1.99%	66,280	9.7	63,864	9.9
	2.00 – 2.99%	125,005	18.3	72,285	11.2
	3.00 – 3.99%	17,355	2.5	20,473	3.2
	4.00 – 4.99%	3,446	0.5	13,244	2.0
	5.00 – 5.99%	630	0.1	3,218	0.5
Total certificates of deposit		376,332	55.1	363,314	56.2
Total deposits		$682,398	100.0%	$646,838	100.0%

Non-interest bearing deposits totaled $3.1 million and $1.6 million at September 30, 2014 and 2013, respectively, consisting primarily of regular checking accounts.

A summary of maturities of certificates of deposit at September 30, 2014 and 2013 follows:

	2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
One year or less	$170,381	45.3%	$198,523	54.6%
More than 1 year to 2 years	41,046	10.9	48,924	13.5
More than 2 years to 3 years	44,053	11.7	29,403	8.1
More than 3 years to 4 years	26,054	6.9	35,525	9.8
More than 4 years to 5 years	30,765	8.2	25,237	6.9
More than 5 years	64,033	17.0	25,702	7.1
	$376,332	100.0%	$363,314	100.0%

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Interest expense on deposit accounts for the years ended September 30, 2014, 2013, and 2012 is summarized as follows:

(Dollars in thousands)	2014	2013	2012
Money market savings	$1,318	$1,119	$1,013
Money market checking	195	200	205
Certificates of deposit	5,285	5,128	6,549
	$6,798	$6,447	$7,767

Savings accounts, money market accounts, and certificates of deposit held by officers and directors of the Company were $2.4 million at both September 30, 2014 and 2013.

Penalty amounts assessed on certificates redeemed prior to contractual maturity are recorded as noninterest income. Certificate penalty amounts totaled $47,000, $44,000, and $46,000 for the years ended September 30, 2014, 2013, and 2012, respectively.

Certificates of deposit and savings accounts with balances greater than $100,000 at September 30, 2014 and 2013 were approximately $338.2 million and $295.6 million, respectively.

Note 10.         Borrowings

The Company relies on borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) as its primary source of borrowings. Short-term and long-term borrowings from the FHLB are secured by qualifying residential loans, nonresidential real estate loans, multi-family loans and securities. Loans collateralizing FHLB borrowings had a carrying value of $308.3 million, and securities collateralizing FHLB borrowings had a carrying value of $224.2 million at September 30, 2014. At September 30, 2013, loans collateralizing FHLB borrowings had a carrying value of $315.0 million and securities had a carrying value of $157.2 million. The Company had unused borrowing capacity from the FHLB of $245.4 million at September 30, 2014.

The Company had no FHLB overnight borrowings for the years ended September 30, 2014 and 2013. Long-term debt consists of borrowings from the FHLB with various interest rates and maturity dates. Certain borrowings are convertible, at the FHLB’s option, into three-month LIBOR-based floating rate borrowings beginning on specified dates or on any quarterly interest payment dates thereafter, with at least two business days notice. If the FHLB converts a borrowing, the Company may choose to prepay all or part of the borrowing without a prepayment fee on the conversion date or any subsequent quarterly interest reset date.

In March 2014, the Company obtained an additional FHLB advance of $10.0 million. The new advance has an interest rate of 1.65% and will mature in September 2018. In July 2014, the Company prepaid a $10.0 million FHLB borrowing with an effective interest rate of 2.23% that was scheduled to mature in April 2016. In connection with the prepayment, the Company recorded a fee on early retirement of FHLB borrowings of $267,000 that is recognized in noninterest expense. On August 19, 2013, the Company prepaid a $10.0 million FHLB borrowing with an interest rate of 4.485% that was scheduled to mature on May 21, 2032. In connection with the prepayment, the Company recorded a fee on early retirement of FHLB borrowings of $18,000 that is recognized in noninterest expense. During the year ended September 30, 2012, the Company exchanged nine FHLB borrowings totaling $160.0 million for new advances of the same amount. In connection with these exchanges, the Company paid prepayment penalties totaling $18.3 million. The new advances were not considered to be substantially different from the original advances in accordance with ASC 470-50, Debt – Modifications and Exchanges, and as a result the prepayment penalties have been treated as a discount on the new debt and are being amortized over the life of the new advances as an adjustment to rate. Unamortized prepayments were $15.0 million and $16.5 million at September 30, 2014 and September 30, 2013, respectively.

At September 30, 2014, advances from the FHLB totaled $180.0 million and had fixed interest rates ranging from 1.30% to 5.09% with a weighted average effective rate including amortization of prepayments of 4.05%. At September 30, 2013, advances from the FHLB totaled $180.0 million and had fixed interest rates ranging from 1.06% to 5.09% with a weighted average effective rate including amortization of prepayments of 4.08%.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The contractual maturities of FHLB borrowings, excluding call provisions, as of September 30, 2014 are as follows:

For the Year Ending September 30,
(Dollars in thousands)	Amount	Weighted Average Effective Rate
2015	$–	–%
2016	–	–
2017	10,000	2.25
2018	45,000	3.04
2019	10,000	3.82
Thereafter	115,000	4.62
	180,000
Less unamortized prepayments	(15,026)
Total FHLB borrowings	$164,974	4.05

Note 11.         Income Taxes

Income tax expense related to income before provision for income taxes for the years ended September 30, 2014, 2013, and 2012 is summarized as follows:

(Dollars in thousands)	2014	2013	2012
Current income tax expense	$701	$3,634	$3,558
Deferred tax expense (benefit)	1,358	(431)	1,181
Total	$2,059	$3,203	$4,739

A deferred income tax benefit of $1.3 million and a deferred income tax expense of $1.5 million were provided in components of other comprehensive income during the years ended September 30, 2014 and 2013, respectively.

Current income tax benefits of $248,000 and $168,000 were provided in components of additional paid in capital during the years ended September 30, 2014 and 2013, respectively.

The reported income tax expense for 2014, 2013, and 2012 differs from the “expected” income tax expense (computed by applying the statutory U.S. Federal corporate income tax rate of 34% to income before provision for income taxes) as follows:

	2014		2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Expected tax expense at statutory federal income tax rate	$5,853	34.0%	$4,267	34.0%	$3,815	34.0%

Cash surrender value of life insurance	(438)	(2.5)	(436)	(3.5)	(438)	(3.9)
State taxes, net of federal expense	237	1.4	356	2.8	516	4.6
ESOP fair market value adjustment	191	1.1	151	1.2	80	0.6
Dividends received deduction	(70)	(0.4)	(88)	(0.7)	(90)	(0.8)
Federal low income housing and historical tax credits	(291)	(1.7)	(291)	(2.3)	(323)	(2.9)
Tax exempt interest	–	–	(19)	(0.1)	(49)	(0.4)
Change in federal valuation allowance	(3,727)	(21.6)	(752)	(6.0)	1,297	11.6
Other, net	304	1.7	15	0.1	(69)	(0.6)
Reported tax expense	$2,059	12.0%	$3,203	25.5%	$4,739	42.2%

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2014 and 2013 are as follows:

(Dollars in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$4,736	$3,701
Deferred compensation	3,577	2,609
Investments in tax credit partnerships	409	501
Impairment of other real estate owned	763	850
Securities	723	7,635
Charitable contribution carryforward	944	1,033
Capital loss carryforward	4,946	5,534
Federal tax credit carryforward	106	–
Other	473	423
Total gross deferred tax assets	16,677	22,286
Less: valuation allowance	(5,626)	(6,113)
Net deferred tax assets	11,051	16,173
Deferred tax liabilities:
FHLB stock dividends	(643)	(643)
Net unrealized gain on securities available for sale	(501)	(5,652)
Depreciation of fixed assets	(69)	(214)
Deferred gain on bank-owned life insurance policies	(330)	(330)
Pension	(287)	(126)
Total gross deferred tax liabilities	(1,830)	(6,965)
Net deferred tax assets	$9,221	$9,208

The capital loss carryforwards expire in the fiscal years ending September 30, 2015 through September 30, 2018. No capital loss carryforwards are expected to expire in conjunction with the filing of the September 30, 2014 tax return. The charitable contribution carryforward expires in the fiscal year ending September 30, 2016.

The Company files a consolidated tax return that includes all subsidiaries. The Parent, the Bank and other subsidiaries calculate and record income tax liability as though they filed separate tax returns and pay or receive the calculated amount to or from the Parent in accordance with an intercompany tax allocation agreement.

As of September 30, 2014, the Company has established a valuation allowance in order to reduce the net deferred tax assets to the amount that the Company believes it is more likely than not to realize in the future. The valuation allowance represents deferred tax assets established for unrealized capital losses and realized capital loss carryforwards that the Company may not realize due to the requirement that capital losses may only be offset against capital gains and for charitable contribution carryforwards that the Company may not realize due to the limitation on contributions as a percentage of taxable income. The valuation allowance decreased by $487,000 from September 30, 2013 to September 30, 2014 as a result of the disposal of investments that resulted in the utilization of capital loss carryforwards to offset capital gains generated during the current year.

The Company believes that a valuation allowance with respect to the realization of the remainder of the gross deferred tax assets is not necessary. Based on the Company’s historical taxable income, future expectations of taxable income and its character, and the reversal of gross deferred tax liabilities, management believes it is more likely than not that the Company will realize the remainder of the gross deferred tax assets existing at September 30, 2014. However, there can be no assurance that the Company will generate taxable income in any future period or that the reversal of temporary differences attributable to gross deferred tax liabilities will occur during the future tax periods as currently expected.

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Retained earnings at September 30, 2014 and 2013 include approximately $13.0 million for which no provision for federal income tax has been made. This amount represents pre-October 1, 1988 allocations of earnings to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. As of September 30, 2014, the Company does not expect that this portion of retained earnings will be used in a manner that will create any additional income tax liability.

Note 12.         Regulatory Capital

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

At September 30, 2014, the Bank had regulatory capital in excess of that required under each requirement and was classified as a “well capitalized” institution as determined by the OCC. There are no conditions or events that management believes have changed the Bank’s classification. As a savings and loan holding company regulated by the Federal Reserve Board (the “Federal Reserve”), Franklin Financial is not currently subject to any separate regulatory capital requirements. On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The following table reflects the level of required capital and actual capital of the Bank at September 30, 2014 and 2013:

	Actual		Amount required to be "adequately capitalized"		Amount required to be "well capitalized"
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
As of September 30, 2014
Tier 1 capital (to adjusted tangible assets)	$201,781	18.85%	$42,813	4.00%	$53,557	5.00%

Tier 1 risk-based capital (to risk weighted assets)	201,781	31.97	25,243	4.00	37,865	6.00

Risk-based capital (to risk weighted assets)	209,726	33.23	50,486	8.00	63,108	10.00

As of September 30, 2013
Tier 1 capital (to adjusted tangible assets)	$179,935	17.83%	$40,374	4.00%	$50,616	5.00%

Tier 1 risk-based capital (to risk weighted assets)	179,935	26.32	27,345	4.00	41,017	6.00

Risk-based capital (to risk weighted assets)	188,495	27.57	54,690	8.00	68,362	10.00

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In December 2013, Franklin Financial made an equity contribution of $14.7 million to the Bank in the form of five substandard, impaired and collateral dependent loans that it had previously purchased from the Bank in June 2012.

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital at September 30, 2014 and 2013 (dollars in thousands):

	September 30, 2014
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Risk-based capital
GAAP capital	$202,430	$202,430	$202,430
Accumulated losses on certain available-
for-sale securities	(557)	(557)	(557)
Disallowed deferred tax assets	(247)	(247)	(247)
Pension plan	155	155	155
General allowance for loan losses	–	–	7,945
Regulatory capital – computed	$201,781	$201,781	$209,726

	September 30, 2013
(Dollars in thousands)	Tier 1 capital	Tier 1 risk- based capital	Risk-based capital
GAAP capital	$182,576	$182,576	$182,576
Accumulated gains on certain available- for-sale securities	(2,960)	(2,960)	(2,960)
Pension plan	319	319	319
General allowance for loan losses	–	–	8,560
Regulatory capital – computed	$179,935	$179,935	$188,495

Note 13.         Employee Benefit Plans

The Bank has a noncontributory defined benefit pension plan (the Pension Plan) for substantially all of the Bank’s employees who were employed on or before July 31, 2011. Employees hired after July 31, 2011 are not eligible to participate in the Pension Plan. Retirement benefits under this plan are generally based on the employee’s years of service and compensation during the five years of highest compensation in the ten years immediately preceding retirement. In connection with its proposed merger with TowneBank, the Bank has begun the process of freezing and terminating the pension plan effective December 31, 2014.

The Pension Plan assets are held in a trust fund by the plan trustee. The trust agreement under which assets of the Pension Plan are held is a part of the Virginia Bankers Association Master Defined Benefit Pension Plan (the Plan). The Plan’s administrative trustee is appointed by the board of directors of the Virginia Bankers Association Benefits Corporation. At September 30, 2014, Reliance Trust Company was investment manager and trustee for the Plan. Contributions are made to the Pension Plan, at management’s discretion, subject to meeting minimum funding requirements, up to the maximum amount allowed under the Employee Retirement Income Security Act of 1974 (ERISA), based upon the actuarially determined amount necessary for meeting plan obligations. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned by employees in the future.

The Company uses a September 30 measurement date for the Pension Plan.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Obligations and Funded Status

The following table summarizes the projected benefit obligation, fair value of plan assets, and funded status as of September 30, 2014 and 2013:

(Dollars in thousands)	2014	2013
Change in benefit obligation:
Projected benefit obligation at beginning of year	$15,153	$15,740
Service cost	350	422
Interest cost	701	615
Actuarial loss (gain)	1,753	(1,049)
Benefits paid	(579)	(575)
Curtailment gain	(1,547)	–
Projected benefit obligation at end of year	$15,831	$15,153

(Dollars in thousands)	2014	2013
Change in plan assets:
Fair value of plan assets at beginning of year	$15,484	$13,893
Actual return on plan assets	1,681	2,166
Benefits paid	(579)	(575)
Fair value of plan assets at end of year	$16,586	$15,484
Funded status	$755	$331

(Dollars in thousands)	2014	2013
Amounts recognized as prepaid expenses and other assets	$755	$331

(Dollars in thousands)	2014	2013
Amounts recognized in accumulated other comprehensive income, net of income taxes
Net loss	$250	$667
Prior service cost	–	(152)
Deferred income taxes	(95)	(196)
Total recognized in accumulated other comprehensive income	$155	$319

The plan had accumulated benefit obligations of $15.8 million and $13.8 million as of September 30, 2014 and 2013, respectively.

Components of Net Periodic Benefit Cost

Components of net periodic benefit (income) cost for the years ended September 30, 2014, 2013, and 2012 are as follows:

(Dollars in thousands)	2014	2013	2012
Service cost	$350	$422	$602
Interest cost	701	615	664
Expected return on plan assets	(1,057)	(947)	(811)
Amortization of prior service cost	(152)	(15)	–
Recognized net actuarial loss	–	135	230
Net periodic benefit (income) cost	$(158)	$210	$685

The net periodic benefit (income) cost is included in personnel expense in the consolidated statements of earnings.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended September 30, 2014, 2013 and 2012 are as follows:

(Dollars in thousands)	2014	2013	2012
Net (gain)/loss	$(417)	$(2,403)	$(1,059)
Prior service income	-	-	(168)
Amortization of prior service cost	152	15	-
Total recognized in other comprehensive income	$(265)	$(2,388)	$(1,227)

Assumptions

Weighted average assumptions used to determine the benefit obligation as of September 30, 2014 and 2013 are as follows:

	2014		2013
Discount rate	4.00%		4.75%
Rate of compensation increase	–	(1)	3.00

(1)	Rate of compensation increase is 0% due to the plan being frozen and terminated as of December 31, 2014.

Weighted average assumptions used to determine the net periodic benefit cost for the years ended September 30, 2014, 2013, and 2012 are as follows:

	2014	2013	2012
Discount rate	4.75%	4.00%	4.75%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase	3.00	3.00	4.00

Plan assets, which at September 30, 2014 consisted of the Federated Government Obligations Money Market Fund, are valued at the current net asset value of the fund. The projected benefit obligation and the net periodic benefit cost are calculated by an independent actuary using assumptions provided by the Company. Assumptions used to determine the benefit obligation include the discount rate and the rate of compensation increase. The Company uses a discount rate that is based on the yield of a composite corporate bond index that includes “AA” rated bonds.

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

Plan Assets

The fair values of the Company's pension plan assets at September 30, 2014 and 2013, by asset category, are as follows:

	September 30, 2014				September 30, 2013
(Dollars in thousands)	Total	Quoted Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds – fixed income	$–	$–	$–	$–	$3,753	$3,753	$–	$–
Mutual funds – equity
Large-cap equity funds	–	–	–	–	3,054	3,054	–	–
Mid-cap equity funds	–	–	–	–	2,004	2,004	–	–
Small-cap equity funds	–	–	–	–	841	841	–	–
International equity funds	–	–	–	–	2,829	2,829	–	–
Diversified equity funds	–	–	–	–	2,955	2,955	–	–
Cash and cash equivalents	16,586	16,586	–	–	48	48	–	–
Total	$16,586	$16,586	$–	$–	$15,484	$15,484	$–	$–

At September 30, 2013, fixed income mutual funds included investments in mutual funds focused on fixed income securities with both short-term and long-term investments. The funds were valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds. At September 30, 2013, equity mutual funds included investments in mutual funds focused on equity securities with a diversified portfolio and include investments in large-cap, mid-cap, and small-cap funds; growth funds; international-focused funds; and value funds. The funds were valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds. Cash and cash equivalents includes cash and short-term cash equivalent funds. The funds are valued at cost, which approximates fair value.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Pension Plan’s weighted average asset allocations by asset category at September 30, 2014 and 2013 are as follows:

	2014	2013
Asset category:
Mutual funds – fixed income	–%	24%
Mutual funds – equity	–	76
Mutual funds – money market	100	–
Total	100%	100%

The trust fund was historically diversified with a targeted asset allocation of 25% fixed income and 75% equities. The investment manager selected investment fund managers with demonstrated experience and expertise and funds with demonstrated historical performance for the implementation of the Pension Plan’s investment strategy. The investment manager will maintain the Pension Plan’s funds in the Federated Government Obligations Money Market Fund pending the December 31, 2014 termination of the Pension Plan in anticipation of the proposed merger with TowneBank.

It is the responsibility of the administrative trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs, and other administrative costs chargeable to the trust.

Contributions for Fiscal Year 2015

Contributions may be made to the Plan, at management’s discretion subject to meeting minimum funding requirements, up to the maximum tax-deductible amount allowable for the Plan. In connection with its proposed merger with TowneBank, the Bank has begun the process of freezing and terminating the plan. As such, the Company does not intend to make a contribution during fiscal 2015.

Estimated Future Benefit Payments

The following schedule summarizes benefit payments, which reflect expected future service, as appropriate, that are expected to be paid at September 30, 2014 (dollars in thousands):

Year ending September 30,
2015	$16,586
2016	–
2017	–
2018	–
2019	–
2020 through 2024	–

401(k) Defined Contribution Plan

The Bank has a 401(k) defined contribution plan, which covers substantially all of the employees of the Bank. Employees may contribute up to the statutory limit into the plan. The Bank matches 25% of the first 6% of the employee’s contribution. The plan also allows for a discretionary contribution to be made by the Bank. Employer matching contributions included in expense were $56,000, $52,000 and $48,000 for the years ended September 30, 2014, 2013, and 2012, respectively.

Employee Stock Ownership Plan

In connection with the mutual-to-stock conversion, the Bank established an employee stock ownership plan (“ESOP”) for the benefit of all of its eligible employees. Full-time employees of the Bank who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the ESOP. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to Franklin Financial over a period of 20 years unless the ESOP is terminated in connection with the proposed merger with TowneBank (see below).

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Compensation cost related to the ESOP for the years ended September 30, 2014, 2013 and 2012 was $1.1 million, $1.0 million and $878,000, respectively, with a related tax benefit of $217,000, $217,000 and $243,000, respectively. The fair value of the unallocated ESOP shares, using the closing quoted market price per share of the Company’s stock, was $17.3 million and $18.7 million at September 30, 2014 and 2013, respectively. A summary of the ESOP share allocation as of September 30, 2014 and 2013 is as follows:

	2014	2013
Allocated shares – beginning of year	155,775	100,041
Shares allocated during the year	57,211	57,171
Shares distributed during the year	(3,070)	(1,437)
Allocated shares – end of year	209,916	155,775
Unallocated shares	929,804	987,015
Total ESOP shares	1,139,720	1,142,790

In connection with the proposed merger with TowneBank, the ESOP will be terminated prior to the effective date of the merger and all plan participants will become fully vested. Prior to the effective date of the merger, the ESOP will pay off the outstanding loan by delivering shares of the Company with a value equal to the balance of the loan. The remaining unallocated ESOP shares will then be allocated to eligible participants in proportion to their account balances. At the effective date of the merger, all ESOP shares will then be converted into 1.40 shares of TowneBank common stock.

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Shares of common stock issued under the 2012 Equity Incentive Plan may be authorized unissued shares or, in the case of restricted stock awards, may be shares repurchased on the open market. As of September 30, 2014, the Company, through an independent trustee, had repurchased all 572,114 shares on the open market for $9.2 million, or an average cost of $16.02 per share.

The table below presents stock option activity for the years ended September 30, 2014 and 2013:

(Dollars in thousands, except per share amounts)	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at September 30, 2012	1,115,000	$13.42	9.50	$4,059
Granted	–	–
Exercised	(7,400)	13.42
Forfeited	–	–
Expired	–	–
Options outstanding at September 30, 2013	1,107,600	13.42	8.50	$6,136
Granted	315,200	18.40
Exercised	(9,400)	13.42
Forfeited	–	–
Expired	–	–
Options outstanding at September 30, 2014	1,413,400	$14.53	7.61	$5,766
Options exercisable at September 30, 2014	460,200	$13.52	6.81	$2,345

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the year ended September 30, 2014, the Company granted 315,200 stock options to directors and officers under the 2012 Equity Incentive Plan. The stock options are contingent upon meeting service conditions and vest ratably over five years. The fair value of these stock option grants was determined using the Black-Scholes option pricing formula, which resulted in a fair value of $4.98 per option. The following assumptions were used in the formula:

Expected volatility	22.02%
Risk-free interest rate	1.89%
Expected dividends	0.00%
Expected life (in years)	6.5
Grant price for the stock options	$18.40

At September 30, 2014, the Company had $3.2 million of unrecognized compensation expense related to 1,382,104 stock options vested or expected to vest. The period over which compensation cost related to non-vested awards is expected to be recognized was 3.07 years at September 30, 2014. As of September 30, 2014, 460,200 options were vested and outstanding. The table below presents information about stock options vested or expected to vest over the remaining vesting period at September 30, 2014:

(Dollars in thousands, except per share amounts)
Options expected to vest at period end	1,382,104
Weighted-average exercise price	$14.51
Remaining contractual life (years)	7.59
Aggregate intrinsic value	$5,664

The table below presents restricted stock award activity for the years ended September 30, 2014 and 2013:

	Restricted stock awards	Weighted- average grant date fair value
Non-vested at September 30, 2012	449,500	$13.42
Granted	–	–
Vested	(89,900)	13.42
Forfeited	–	–
Non-vested at September 30, 2013	359,600	13.42
Granted	122,500	18.40
Vested	(102,300)	13.59
Forfeited	–	–
Non-vested at September 30, 2014	379,800	$14.98

During the year ended September 30, 2014, the Company granted 122,500 restricted stock awards to directors and officers under the 2012 Equity Incentive Plan. The restricted stock awards are contingent upon meeting service conditions and vest ratably over five years. Also during the year ended September 30, 2014, the board of directors of the Company deemed the performance conditions for the 2014 and 2015 vesting periods for the restricted stock awards granted in 2012 to have been met with respect to officers and made the vesting of those awards subject only to meeting service conditions. Performance conditions for the 2016 vesting period remain in place.

At September 30, 2014, unrecognized compensation expense adjusted for expected forfeitures was $3.0 million related to 366,961 shares of restricted stock expected to vest over the remaining vesting period. The weighted-average period over which compensation cost related to non-vested awards is expected to be recognized was 3.35 years at September 30, 2014.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock options and restricted stock issued and outstanding as of September 30, 2014 that will be recognized in future periods is as follows:

(Dollars in thousands)	Stock Options	Restricted Stock	Total
For the year ending September 30, 2015	$1,088	$1,138	$2,226
For the year ending September 30, 2016	1,089	886	1,975
For the year ending September 30, 2017	683	529	1,212
For the year ending September 30, 2018	293	420	713
For the year ending September 30, 2019	2	4	6
Total	$3,155	$2,977	$6,132

Share-based compensation related to stock options and restricted stock recognized for the years ended September 30, 2014, 2013 and 2012 was $2.9 million, $3.1 million and $1.6 million, respectively, and the related income tax benefit was $1.1 million, $1.2 million and $622,000, respectively.

In connection with the proposed merger with TowneBank, each stock option that is outstanding immediately prior to the effective date of the merger, whether vested or unvested, will be converted into the right to receive cash from TowneBank in an amount equal to the product of (i) the average of the closing price per share of TowneBank common stock for the 10 consecutive trading days ending on and including the fifth trading day prior to the closing date of the merger multiplied by the exchange ratio minus the per share exercise price of such option and (ii) the number of shares of the Company’s common stock subject to such option. In the event that the product obtained by such calculation is zero or a negative number, then such option will be cancelled for no consideration. Each restricted stock award that is outstanding immediately before the effective date of the merger will vest in full and the restrictions thereon will lapse in accordance with the agreement relating to such award, and, as of the effective date of the merger, each share of the Company’s common stock that was formerly a restricted stock award will be converted into 1.40 shares of TowneBank common stock.

Deferred Compensation Plans

On April 17, 2001, February 21, 2006, February 19, 2008 and September 16, 2009, the board of directors of the Bank approved, respectively, the 2001 Deferred Compensation Plan for Directors and Senior Officers of Franklin Federal Savings Bank, the 2006 Deferred Compensation Plan for Directors and Senior Officers of Franklin Federal Savings Bank, the 2008 Deferred Compensation Plan for Directors and Senior Officers of Franklin Federal Savings Bank and the 2009 Deferred Compensation Plan for Directors and Senior Officers of Franklin Federal Savings Bank (the Deferred Compensation Plans), which became effective on April 1, 2001, October 1, 2005, October 1, 2007 and October 1, 2009, respectively. In connection with the conversion completed on April 27, 2011, the Deferred Compensation Plans were frozen and participants vesting was accelerated to September 30, 2011. Participants were given the opportunity to transfer their account balances to a new stock-based deferral plan (see below) and invest in Franklin Financial stock. Account balances not transferred earn interest at the Bank’s interest rate on seven-year certificates of deposit. Prior to the conversion, the Deferred Compensation Plans provided an unfunded deferred compensation arrangement that was modeled after the compensation incentives for directors and senior officers of converted publicly traded stock thrift corporations regulated by the Office of Thrift Supervision. Each participant’s account was credited with an initial earned award that increased or decreased annually based on the financial performance of the Bank. Under the terms of the Deferred Compensation Plans, the awards vested over four and one-half to five years and become 100% vested immediately upon a participant’s death, disability, or retirement at normal retirement age or the occurrence of specified corporate events. Accrued benefits under the Deferred Compensation Plans were $658,000 and $641,000 at September 30, 2014 and 2013, respectively, and are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Deferred compensation expense was $17,000 for 2014, $11,000 for 2013, and $14,000 for 2012 and is included in personnel expense in the accompanying consolidated income statements. The Deferred Compensation Plans were terminated on December 18, 2013 along with the stock-based deferral plan, as discussed below, and the accrued benefits will be distributed to participants on December 30, 2014.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock-Based Deferral Plan

In connection with the mutual-to-stock conversion completed on April 27, 2011, the Company adopted a stock-based deferral plan whereby certain officers and directors could use funds from previously existing nonqualified deferred compensation plans to invest in stock of the Company. The Company established a trust to hold shares purchased through the stock-based deferral plan. The stock-based deferral plan was terminated on December 18, 2013 and will be paid out on December 22, 2014. The trust, which qualifies as a rabbi trust, will be terminated upon distribution of shares held by the trust. Until then, shares held by the trust are accounted for in a manner similar to treasury stock, and the deferred compensation balance is recorded as a component of additional paid-in capital on the Company’s balance sheet in accordance with GAAP.

Note 14.         Stock Repurchase Programs

On August 29, 2013, the board of directors approved a fourth stock repurchase program whereby the Company was authorized to repurchase up to 612,530 shares, or approximately 5% of its common stock that was outstanding upon completion of the third stock repurchase program. During the year ended September 30, 2014, the Company repurchased 455,348 shares of its outstanding common stock under this fourth program for $8.9 million, or an average price of $19.65 per share. No repurchases were made after the Company’s decision to pursue merger opportunities on April 30, 2014.

Note 15.         Accumulated Other Comprehensive Income

The table below summarizes the reclassifications out of accumulated other comprehensive income (“AOCI”) for the years ended September 30, 2014 and 2013 (dollars in thousands):

	2014		2013
Details about AOCI components	Amount reclassified from AOCI	Affected line item in the consolidated income statement	Amount reclassified from AOCI	Affected line item in the consolidated income statement
Net unrealized holding gains or losses arising during the period on available for sale securities
	$(16,572)	Gains on sales of securities, net	$(1,716)	Gains on sales of securities, net
	–		44	Net impairment reflected in income
	(16,572)	Income before provision for income taxes	(1,672)	Income before provision for income taxes
	2,166	Provision for income taxes	502	Provision for income taxes
	$(14,406)	Net income	$(1,170)	Net income

The table below summarizes the changes in AOCI by component, net of tax, for the years ended September 30, 2014 and 2013 (dollars in thousands):

	2014
	Net unrealized gains on investments	Defined benefit pension plan	OTTI on investments	Total
Beginning balance	$14,171	$(319)	$(1,111)	$12,741
Other comprehensive income before reclassification	1,212	164	1,111	2,487
Amounts reclassified from AOCI	(14,406)	–	–	(14,406)
Net other comprehensive (loss) income during the period	(13,194)	164	1,111	(11,919)
Ending balance	$977	$(155)	$–	$822

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2013
	Net unrealized gains on investments	Defined Benefit pension plan	OTTI on investments	Total
Beginning balance	$10,655	$(1,800)	$(777)	$8,078
Other comprehensive income before reclassification	4,686	1,481	(334)	5,833
Amounts reclassified from AOCI	(1,170)	–	–	(1,170)
Net other comprehensive income (loss) during the period	3,516	1,481	(334)	4,663
Ending balance	$14,171	$(319)	$(1,111)	$12,741

Note 16.         Lease Commitments

The Company leases certain real property under long-term operating lease agreements. The following schedule summarizes future minimum lease payments under these operating leases at September 30, 2014 (dollars in thousands):

Year ending September 30,
2015	$85
2016	83
2017	51
2018	–
2019	–
Thereafter	–
$219

Rental expense under operating leases was $93,000, $121,000, and $138,000 in 2014, 2013, and 2012, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since some commitments may expire without being funded, the commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The total amount of loan commitments was $116.1 million and $101.1 million at September 30, 2014 and 2013, respectively.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk and recourse provisions involved in issuing letters of credit are essentially the same as those involved in extending loans to customers. The Company has recorded a liability for the estimated fair value of these letters of credit in the amount of $28,000 and $21,000 at September 30, 2014 and 2013, respectively, which is included in accrued expenses and other liabilities. The amount of standby letters of credit was $3.3 million and $1.5 million at September 30, 2014 and 2013, respectively. The Company believes that the likelihood of having to perform on standby letters of credit is remote based on the financial condition of the guarantors and the Company's historical experience.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18.	Contingencies

On October 1, 2014, Andrew Malon, individually and purportedly on behalf of all other Franklin stockholders, filed a class action complaint against the Franklin Defendants and TowneBank, in the U.S. District Court for the Eastern District of Virginia, Richmond Division (Case No. 3:14-cv-00671-HEH). The complaint alleges, among other things, that the Franklin directors breached their fiduciary duties by allegedly agreeing to sell the company to TowneBank without first taking steps to ensure that Franklin stockholders would obtain adequate, fair and maximum consideration under the circumstances, by allegedly  agreeing to terms with TowneBank that benefit themselves and/or TowneBank without regard for the Franklin stockholders and by allegedly agreeing to terms with TowneBank that discourage other bidders.  The plaintiff also alleges that TowneBank aided and abetted in such breaches of duty. The complaint seeks, among other things, an order enjoining the defendants from proceeding with or consummating the merger, as well as other equitable relief and/or money damages in the event that the transaction is completed. On October 17, 2014, TowneBank and the Company filed a motion to dismiss the complaint. On December 10, 2014, the complaint was dismissed with prejudice.

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

Securities held to maturity: Securities held-to-maturity are recorded at fair value on a non-recurring basis. A held-to-maturity security’s amortized cost is adjusted only in the event that a decline in fair value is deemed to be other-than-temporary. Fair values are determined in the same manner as described in securities available for sale above.

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

Assets measured at fair value on a recurring basis as of September 30, 2014 and 2013 are summarized below:

	September 30, 2014				September 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Securities available for sale
States and political subdivisions	$4,917	$–	$4,917	$–	$5,561	$–	$5,561	$–
Agency mortgage-backed securities	89,346	–	89,346	–	112,429	–	112,429	–
Agency collateralized mortgage obligations	41,362	–	41,362	–	80,069	–	80,069	–
Corporate equity securities	785	785	–	–	21,042	21,042	–	–
Corporate debt securities	18,184	–	18,184	–	85,897	–	81,385	4,512
Total assets at fair value	$154,594	$785	$153,809	$–	$304,998	$21,042	$279,444	$4,512

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A rollforward of securities classified as Level 3 measured at fair value on a recurring basis from the prior year end is as follows (dollars in thousands):

	2014	2013
Balance of Level 3 assets measured on a recurring basis at beginning of year	$4,512	$6,433
Principal payments in year	(168)	(207)
Sales of securities in year	(3,972)	(1,496)
Amortization of premiums or discounts	(21)	(26)
Other-than-temporary impairment charges included in noninterest income	–	(44)
Net change in unrealized gains or losses included in accumulated other comprehensive income	(351)	(148)
Balance of Level 3 assets measured on a recurring basis at end of year	$–	$4,512

Level 3 securities measured at fair value on a recurring basis at September 30, 2013 consist of one corporate debt security for which the Company was not able to obtain dealer quotes due to lack of trading activity. For this security the Company obtained a bid indication from a third-party trading desk to determine the fair value. This security was sold during the year ended September 30, 2014.

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

Assets measured at fair value on a non-recurring basis as of September 30, 2014 and 2013 are included in the table below:

	September 30, 2014				September 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Non-agency collateralized mortgage obligations	$–	$–	$–	$–	$7	$–	$–	$7
Impaired loans
One- to four-family	–	–	–	–	3,633	–	–	3,633
Multi-family	6,341	–	–	6,341	12,570	–	–	12,570
Land and land development	2,937	–	–	2,937	12,681	–	–	12,681
Other real estate owned	17,481	–	107	17,374	2,083	–	–	2,083
Total assets at fair value	$26,759	$–	$107	$26,652	$30,974	$–	$–	$30,974

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

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The estimated fair values of the Company’s financial instruments at September 30, 2014 and September 30, 2013 are as follows:

	September 30, 2014
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$221,065	$221,065	$221,065	$221,065	$–	$–	$–	$–
Securities available for sale	154,594	154,594	785	785	153,809	153,809	–	–
Securities held to maturity	105,950	107,063	–	–	105,950	107,063	–	–
Net loans	518,486	524,927	–	–	–	–	518,486	524,927
FHLB stock	9,053	9,053	9,053	9,053	–	–	–	–
Accrued interest receivable	3,169	3,169	3,169	3,169	–	–	–	–

Financial liabilities:
Deposits	682,398	688,103	–	–	682,398	688,103	–	–
FHLB borrowings	164,974	186,976	–	–	164,974	186,976	–	–
Accrued interest payable	844	844	844	844	–	–	–	–
Advance payments by borrowers for taxes and insurance	2,328	2,328	2,328	2,328	–	–	–	–

Off-balance-sheet financial instruments:
Commitments to extend credit	–	–	–	–	–	–	–	–
Standby letters of credit	–	28	–	–	–	–	–	28

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	September 30, 2013
	Total		Level 1		Level 2		Level 3
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$98,914	$98,914	$98,914	$98,914	$–	$–	$–	$–
Securities available for sale	304,998	304,998	21,042	21,042	279,444	279,444	4,512	4,512
Securities held to maturity	70,249	72,747	–	–	62,416	63,116	7,833	9,631
Net loans	511,183	522,494	–	–	–	–	511,183	522,494
FHLB stock	9,328	9,328	9,328	9,328	–	–	–	–
Accrued interest receivable	4,081	4,081	4,081	4,081	–	–	–	–

Financial liabilities:
Deposits	646,838	650,508	–	–	646,838	650,508	–	–
FHLB borrowings	163,485	183,868	–	–	163,485	183,868	–	–
Accrued interest payable	852	852	852	852	–	–	–	–
Advance payments by borrowers for taxes and insurance	2,769	2,769	2,769	2,769	–	–	–	–

Off-balance-sheet financial instruments:
Commitments to extend credit	–	–	–	–	–	–	–	–
Standby letters of credit	–	21	–	–	–	–	–	21

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20.	Parent Company Only Financial Statements

Franklin Financial Corporation

(Parent Company Only)

Balance Sheets

September 30, 2014 and 2013

(Dollars in thousands)	2014	2013
Assets
Cash and cash equivalents:
Interest-bearing deposits in other banks	$3,779	$806
Money market investments	14,142	3,186
Total cash and cash equivalents	17,921	3,992

Securities available for sale	785	21,042

Loans, net of deferred loan fees	–	21,644
Less allowance for loan losses	–	–
Net loans	–	21,644

ESOP loan receivable	10,194	10,570
Other real estate owned	7,108	–
Accrued interest receivable on ESOP loan	381	395
Investment in the Bank	202,430	182,576
Deferred income taxes	944	1,243
Prepaid expenses and other assets	–	44
Total assets	$239,763	$241,506

Liabilities and Stockholders’ Equity:
Liabilities:
Income taxes currently payable	$118	$103
Accrued expenses and other liabilities	–	9
Total liabilities	118	112
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.01 par value: 75,000,000 shares authorized; 11,783,475 and 12,250,625 shares issued and outstanding, respectively	118	123
Additional paid-in capital	105,251	112,516
Unearned ESOP shares	(9,298)	(9,870)
Unearned equity incentive plan shares	(6,086)	(7,725)
Undistributed stock-based deferral plan shares	(2,574)	(2,646)
Retained earnings	151,412	136,255
Accumulated other comprehensive income	822	12,741
Total stockholders’ equity	239,645	241,394
Total liabilities and stockholders’ equity	$239,763	$241,506

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Franklin Financial Corporation

(Parent Company Only)

Statements of Income

Years Ended September 30, 2014, 2013, and 2012

(Dollars in thousands)	2014	2013	2012
Interest and dividend income:
Interest and fees on loans	$213	$943	$26
Interest on deposits in other banks	10	31	13
Interest on money market investments	–	–	1
Interest and dividends on securities	290	362	501
Interest on ESOP loan	515	533	555
Total interest and dividend income	1,028	1,869	1,096
Provision (credit) for loan losses	–	(428)	230
Net interest income after provision (credit) for loan losses	1,028	2,297	866
Noninterest income (expense):
Other service charges and fees	–	7	–
Gains on sales of securities, net	10,872	351	143
Net impairment of securities reflected in earnings	–	–	(3,417)
Increase in cash surrender value of bank-owned life insurance	–	175	244
Other operating income	1	3	–
Total noninterest income (expense)	10,873	536	(3,030)
Other noninterest expenses:
Other operating expenses	1,233	728	558
Total other noninterest expenses	1,233	728	558
Income (loss) before equity in undistributed net income
of the Bank and provision for income taxes	10,668	2,105	(2,722)
Equity in undistributed net income of the Bank	4,509	7,058	9,325
Income before provision (benefit) for income taxes	15,177	9,163	6,603
Provision (benefit) for income taxes	20	(183)	122
Net income	$15,157	$9,346	$6,481

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Franklin Financial Corporation

(Parent Company Only)

Statements of Cash Flows

Years Ended September 30, 2014, 2013, and 2012

(Dollars in thousands)	2014	2013	2012
Cash Flows From Operating Activities
Net income	$15,157	$9,346	$6,481
Adjustments to reconcile net income to net cash and cash
equivalents (used) provided by operating activities:
Provision (credit) for loan losses	–	(428)	230
Gain on sales of securities available for sale, net	(10,872)	(351)	(108)
Impairment charge on securities	–	–	3,417
Net amortization on securities	–	–	(35)
Equity in undistributed income of the Bank	(4,509)	(7,058)	(9,325)
Deferred income taxes	5	(285)	362
Changes in assets and liabilities:
Accrued interest receivable on ESOP loan	14	28	(178)
Cash surrender value of bank-owned life insurance	–	(175)	(245)
Income taxes currently receivable/payable	15	350	189
Prepaid expenses and other assets	44	35	(47)
Accrued expenses and other liabilities	(9)	9	–
Net cash and cash equivalents (used) provided by operating activities	(155)	1,471	741
Cash Flows From Investing Activities
Proceeds from sales of securities available for sale	21,449	1,417	18,860
Purchases of securities available for sale	–	(122)	(5,284)
Net increase in loans	(111)	(6,745)	(14,701)
Capitalized improvements of other real estate owned	(67)	–	–
Repayment of ESOP loan receivable	376	357	515
Dividends received from the Bank	–	15,000	–
Net cash and cash equivalents provided (used) by investing activities	21,647	9,907	(610)
Cash Flows From Financing Activities
Proceeds from the issuance of common stock, net of issuance costs	35	28	–
Proceeds from the exercise of stock options	126	99	–
Proceeds from the vesting of restricted stock	1,638	1,440	–
Repurchase of common stock	(9,362)	(19,353)	(15,375)
Repurchase of common stock for equity incentive plan	–	(1,754)	(7,411)
Cash dividends paid to common stockholders	–	(5,342)	–
Net cash and cash equivalents used by financing activities	(7,563)	(24,882)	(22,786)
Net increase (decrease) in cash and cash equivalents	13,929	(13,504)	(22,655)
Cash and cash equivalents at beginning of year	3,992	17,496	40,151
Cash and cash equivalents at end of year	$17,921	$3,992	$17,496
Supplemental schedule of noncash investing activities
Contribution of bank-owned life insurance to the Bank	$–	$5,968	$–
Contribution of loans to the Bank	$14,713	$–	$–
Transfer of loans to other real estate owned	$7,041	$–	$–

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21.	Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

(Amounts in thousands, except per share data)	2014	2013	2012
Numerator:
Net income available to common stockholders	$15,157	$9,346	$6,481
Denominator:
Weighted-average common shares outstanding	10,999	11,746	13,025
Effect of dilutive securities	340	180	19
Weighted-average common shares outstanding - assuming dilution	11,339	11,926	13,044
Basic earnings per common share	$1.38	$0.80	$0.50
Diluted earnings per common share	$1.34	$0.78	$0.50

Note 22.	Unaudited Interim Financial Information

The unaudited statements of income for each of the quarters during the fiscal years ended September 30, 2014 and 2013 are summarized below:

	Three months ended
(Dollars in thousands, except per share data)	September 30, 2014		June 30, 2014	March 31, 2014	December 31, 2013
Interest and dividend income	$9,449		$10,315	$10,455	$10,319
Interest expense	3,627		3,584	3,456	3,490
Net interest income	5,822		6,731	6,999	6,829
Provision (credit) for loan losses	8,604	(1)	(55)	296	1,097
Net interest (expense) income after provision (credit) for loan losses	(2,782)		6,786	6,703	5,732
Noninterest income	13,298	(2)	1,951	3,709	1,922
Noninterest expenses	5,721		4,855	4,865	4,662
Net income before provision for income taxes	4,795		3,882	5,547	2,992
(Benefit) provision for income taxes	(657)		1,165	1,144	407
Net income	$5,452		$2,717	$4,403	$2,585

Basic net income per common share	$0.50		$0.25	$0.40	$0.23
Diluted net income per common share	$0.49		$0.24	$0.38	$0.23

	Three months ended
(Dollars in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Interest and dividend income	$10,091	$9,787	$9,914	$9,998
Interest expense	3,463	3,505	3,523	3,643
Net interest income	6,628	6,282	6,391	6,355
(Credit) provision for loan losses	(7)	171	126	235
Net interest income after (credit) provision for loan losses	6,635	6,111	6,265	6,120
Noninterest income	910	789	2,455	1,789
Noninterest expenses	4,621	4,598	4,713	4,593
Net income before provision for income taxes	2,924	2,302	4,007	3,316
Provision for income taxes	264	640	1,292	1,007
Net income	$2,660	$1,662	$2,715	$2,309

Basic net income per common share	$0.23	$0.14	$0.23	$0.19
Diluted net income per common share	$0.23	$0.14	$0.23	$0.19

(1)	The Company recorded a provision for loan losses of $8.6 million during the three months ended September 30, 2014 due to charge-offs of $6.5 million recorded on three impaired multi-family loans secured by one property as a result of negotiations to sell the loans as well as the impact of those charge-offs on the historical loss rates for the multi-family portfolio.
(2)	The Company had gains of $12.3 million on the sale of securities for the three months ended September 30, 2014 due to the sale of corporate bonds to realize gains as well as the sale of equity securities in connection with our long-term strategy of reducing these non-core assets, which was accelerated in connection with the proposed merger with TowneBank.

FRANKLIN FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Three months ended
(Dollars in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Interest and dividend income	$10,422	$10,698	$11,017	$11,437
Interest expense	3,768	3,989	4,231	4,381
Net interest income	6,654	6,709	6,786	7,056
(Credit) provision for loan losses	(607)	(390)	(298)	146
Net interest income after (credit) provision for loan losses	7,261	7,099	7,084	6,910
Noninterest income (expense)	1,328	(1,341)	188	(243)
Noninterest expenses	4,833	5,065	3,612	3,554
Net income before provision for income taxes	3,756	693	3,660	3,113
Provision for income taxes	1,204	1,047	1,152	1,337
Net income (loss)	$2,552	$(354)	$2,508	$1,776

Basic net income (loss) per common share	$0.20	$(0.03)	$0.19	$0.13
Diluted net income (loss) per common share	$0.20	$(0.03)	$0.19	$0.13

Note 23. Proposed Merger with TowneBank

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

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals. In addition, the Agreement requires that the Company have total common stockholders’ equity of not less than $240.0 million as of the month-end prior to the closing date, except to the extent that the stockholders’ equity is reduced by any reserves or charge-offs that are requested to be made by TowneBank and any expenses or other costs incurred by the Company that are associated with or result directly from the merger. The Agreement also contains provisions that provide for the termination of the Agreement and, in certain circumstances, the payment of a termination fee of $11.0 million by either the Company or TowneBank.

On December 3, 2014, the stockholders of the Company and TowneBank approved the proposed merger. The Company anticipates that it will meet the minimum total stockholders’ equity requirement of $240.0 million at December 31, 2014, excluding charges to total common stockholders’ equity requested or agreed to by TowneBank. The acquisition is expected to close on or about January 2, 2015, subject to receipt of all regulatory approvals.

For further information, including a copy of the Agreement, see the Current Report on Form 8-K filed by the Company on July 16, 2014 as well as the Special Meeting Notice and Proxy Statement/Prospectus filed by the Company on October 24, 2014.

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

No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on our assessment, we believe that, as of September 30, 2014, internal control over financial reporting was effective based on those criteria.

McGladrey LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended September 30, 2014, and the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, as stated in their reports, which are included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Franklin Financial Corporation and Subsidiaries

We have audited Franklin Financial Corporation and Subsidiaries’ internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Franklin Financial Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Franklin Financial Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Franklin Financial Corporation and Subsidiaries as of September 30, 2014 and 2013, and the related consolidated income statements, and statements of comprehensive income, changes in stockholders’ equity and cash flows, for each of the three years in the period ended September 30, 2014 and our report dated December 15, 2014 expressed an unqualified opinion.

/s/McGladrey LLP

Richmond, VA

December 15, 2014

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors consists of seven members. The Board is divided into three classes with three-year staggered terms, with approximately one-third of the directors elected each year.

Information regarding the directors is provided below. Unless otherwise stated, each individual has held his or her current occupation for the last five years. The age indicated in each individual’s biography is as of September 30, 2014. There are no family relationships among the directors or executive officers.

Directors

Directors with Terms Ending in 2015

Hugh T. Harrison II is a shareholder in the law firm of Williams, Mullen, Clark & Dobbins, P.C. Age 60. Director of the Company and the Bank since 2010 and 2008, respectively.

As an attorney specializing in commercial real estate, Mr. Harrison brings in-depth knowledge and expertise regarding Franklin Federal’s commercial real estate loan operations. Prior to attending law school, Mr. Harrison was a bank examiner with the Virginia State Corporation Commission Bureau of Banking.

Elizabeth W. Robertson served as a certified public accountant with KPMG LLP from 1975 until 1985 and is currently chief financial officer of Monument Restaurants, LLC, with which she has been affiliated since March 2011. Age 61. Director of the Company and the Bank since 2010 and 1996, respectively.

While practicing as a certified public accountant, Ms. Robertson specialized in audits of financial institutions. Ms. Robertson’s previous experience as a certified public accountant and current experience as a chief financial officer provide expertise that qualifies her as a financial expert on the Company’s Audit Committee. In addition, Ms. Robertson has been a resident of our market area since 1975 and is an active member of the community, serving on a number of charitable, social and civic boards. Ms. Robertson’s active involvement in the community has helped her establish a network of contacts that greatly assists us in our marketing efforts.

George L. Scott is retired and served as a partner in KPMG LLP from 1979 until 2008. Age 68. Director of the Company and the Bank since 2010 and 2008, respectively.

As a former Securities and Exchange Commission reviewing partner for KPMG LLP and former engagement partner on the audits of numerous public financial institutions and other public companies, Mr. Scott provides the Board of Directors with critical experience regarding tax, financial and accounting matters and has the background to qualify as a financial expert on the Company’s Audit Committee.

Directors with Terms Ending in 2016

Warren A. Mackey is founder and sole shareholder of Arles Advisors Inc., which is the managing general partner of Arles Partners LP, Homestead Partners LP and Homestead Odyssey Partners LP, three private investment partnerships specializing in the financial services industry. Mr. Mackey is a former director of Center Financial Corporation, one of the largest Korean-American banks in the United States, and is a former director of BankAsiana. Age 55. Director of the Company and the Bank since March 2012.

Mr. Mackey’s prominent and active career within the financial services community, his service on the boards of directors of other financial institutions and his knowledge of how converted mutual savings banks can create shareholder value affords the Board of Directors extensive experience and expertise on a wide array of investment and financial matters.

Richard W. Wiltshire, Jr. is retired and a past president (1988-1997) and chief executive officer (1992-1997) of Home Beneficial Corporation and Home Beneficial Life Insurance Company. Age 69. Director of the Company and the Bank since 2010 and 2008, respectively.

Mr. Wiltshire’s experience offers the Board of Directors substantial public company management expertise, specifically within the region in which we conduct our business. Mr. Wiltshire has considerable experience in the insurance industry and the related investment and risk assessment practice areas necessary in banking operations.

Percy Wootton is a retired cardiologist and a past president (1997-1998) and member (1991-1999) of the Board of Trustees of The American Medical Association. He has been involved in community organizations within the region in which we conduct our business, including serving as a member of the Board of Visitors of Virginia Commonwealth University, a member of the Board of Trustees of Lynchburg College and Chairman of the Board of Directors of the Greater Richmond Chapter of the American Red Cross. Age 82. Director of the Company and the Bank since 2010 and 1979, respectively.

Through his affiliation with Franklin Federal for over 34 years, Dr. Wootton brings in-depth knowledge and understanding of our history, operations and customer base. Additionally, Dr. Wootton’s previous experience as a past president and member of the governing boards of numerous civic, charitable, educational and industry organizations has provided him with leadership experience and expertise that is valuable to our Board of Directors.

Director with Term Ending in 2017

Richard T. Wheeler, Jr. is Chairman, President and Chief Executive Officer of Franklin Financial Corporation and Franklin Federal. Mr. Wheeler joined Franklin Federal in 1992. Previously, he was a partner in KPMG LLP. Age 67. Director of the Company and the Bank since 2010 and 1992, respectively.

Mr. Wheeler’s extensive experience in the local banking industry, prior experience as the Virginia banking industry leader for KPMG LLP and involvement in business and civic organizations in the communities in which Franklin Federal operates affords the Board valuable insight regarding our business and operations. Mr. Wheeler’s knowledge of all aspects of our business, combined with his community connections and strategic vision, position him well to continue to serve as our Chairman, President and Chief Executive Officer.

Executive Officers

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

Donald F. Marker is Vice President, Chief Financial Officer and Secretary/Treasurer of Franklin Financial Corporation and Executive Vice President, Chief Financial Officer and Secretary/Treasurer of Franklin Federal. Mr. Marker joined Franklin Federal in 1989. Age 53.

Steven R. Lohr is Vice President of Franklin Financial Corporation and Executive Vice President of Franklin Federal. Mr. Lohr joined Franklin Federal in 1998. Age 65.

Barry R. Shenton is Vice President of Franklin Financial Corporation and Executive Vice President of Franklin Federal. Mr. Shenton joined Franklin Federal in 1999. Age 66.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors and persons who own more than 10% of any registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and stockholders who own greater than 10% of our common stock are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of its executive officers and directors complied with applicable reporting requirements for transactions in Franklin Financial common stock during fiscal 2014.

Audit Committee

The Audit Committee meets periodically with the independent registered public accounting firm, the Director of Internal Audit and management to review accounting, auditing, internal control structure and financial reporting matters. The committee also receives and reviews the reports and findings and other information presented to them by the Director of Internal Audit and the Company’s officers regarding financial reporting policies and practices. The Audit Committee selects, subject to ratification by stockholders, the independent registered public accounting firm and meets with them to discuss the results of the annual audit and any related matters. The Board of Directors has determined that Mr. Scott and Ms. Robertson are “audit committee financial experts” under the rules of the Securities and Exchange Commission. Mr. Scott and Ms. Robertson are independent under the listing standards of the Nasdaq Stock Market applicable to audit committee members.

Code of Business Conduct and Ethics

The Company has adopted a code of ethics for all employees, including officers and directors, which can be found under corporate “Investor Relations -> Corporate Information -> Governance Documents” at http://www.franklinfederal.com. Stockholders may request a free printed copy from:

Franklin Financial Corporation

Attention: Investor Relations

4501 Cox Road

Glen Allen, VA 23060

Item 11.  EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis that is required by the rules established by the Securities and Exchange Commission. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended September 30, 2014.

Compensation Committee of the Board of Directors

of Franklin Financial Corporation

Elizabeth W. Robertson (Chairperson)

Hugh T. Harrison II

Warren A. Mackey

George L. Scott

Percy Wootton

Compensation Discussion and Analysis

The compensation provided to our “named executive officers” for the 2014 fiscal year is set forth in detail in the Summary Compensation Table and supporting tables and narrative that follow the Summary Compensation Table in this Form 10-K. The purpose of this Compensation Discussion and Analysis is to explain our executive compensation philosophy, objectives and design and the compensation elements for our named executive officers. Our “named executive officers” are those executives listed in the Summary Compensation Table under the Executive Compensation section of this Form 10-K.

Compensation Philosophy

Our compensation philosophy starts from the premise that our success depends, in large part, on the dedication and commitment of the people we place in key operating positions to drive our business strategy. We strive to satisfy the demands of our business model by providing our management team with incentives tied to the successful implementation of our business objectives. However, we recognize that we operate in a competitive environment for talent. Therefore, our approach to compensation considers the full range of compensation techniques that enable us to compare favorably with our peers as we seek to attract and retain key personnel.

In 2014, our compensation decisions for our named executive officers were based on the following:

•	Meeting the Demands of the Market – We strive to provide our named executive officers with a competitive package of base salaries, retirement benefits and equity incentive compensation that, when viewed in connection with our overall work environment, position us as the employer of choice among our peers who provide similar financial services in the markets we serve.

•	Reflecting Our Business Philosophy – Our approach to compensation reflects our values and the way we do business in the communities we serve.

Summary of Compensation Practices in 2014

Our named executive officers’ fiscal 2014 compensation package consisted primarily of the following components.

Component	Key Features	Purpose	Summary of Actions Taken During the 2014 Fiscal Year

Base salary	Salary adjustments are considered on an annual basis in connection with each executive’s annual performance review.	Provides our executives with a fixed amount of cash compensation.	The Compensation Committee reviewed each executive’s performance and made no adjustments to each named executive officer’s base salary due to the pending merger with TowneBank.

Short-term incentive compensation	Discretionary cash bonus which historically equaled 5% of base salary.	Provides additional compensation to attract and retain skilled management.	The Compensation Committee elected not to make cash bonus payments in 2014 to participants who received both fiscal 2012 and 2014 restricted stock and stock option grants under the Franklin Financial Corporation 2012 Equity Incentive Plan (“the 2012 Plan”).

Long-term incentive compensation	The 2012 Plan allows the Compensation Committee to make grants of restricted stock and stock options subject to the achievement of performance goals and/or time-based vesting.	Equity grants align the interests of our executives with our stockholders.	Stock option grants and restricted stock awards were granted to all the named executive officers. Our named executive officers also vested in 20% of time-based stock option awards and 20% of performance-based restricted stock awards granted in 2012.

Health and welfare plans	Franklin Federal provides medical, dental, life insurance and disability plans to eligible employees.	Provides a competitive, broad-based employee benefits structure.	None.

Component	Key Features	Purpose	Summary of Actions Taken During the 2014 Fiscal Year

Retirement plans

Franklin Federal sponsors a 401(k) Plan, ESOP and defined benefit pension plan (the “Pension Plan”) (available to all eligible employees) for the purpose of providing additional income upon retirement. In addition, Franklin Federal maintains a supplemental executive retirement plan for Mr. Wheeler.

All of our directors and executive officers are also eligible to participate in our stock-based deferral plan. In addition, certain executive officers maintain account balances in our frozen cash-based deferred compensation plan.

		Provides competitive retirement-planning benefits to attract and retain skilled management. Not performance-based.	The 401(k) Plan, ESOP and the Pension Plan have been or will be frozen and terminated by December 31, 2014 in connection with the proposed merger with TowneBank.

Perquisites	Our Chief Executive Officer has a Bank-owned automobile. In addition, monthly dues to a business club are paid for by the Bank.	Provides a competitive compensation package. Not performance-based.	The Compensation Committee reviewed the perquisites provided to our Chief Executive Officer and determined that they were reasonable and necessary for our Chief Executive Officer to perform his services for the Company and the Bank.

Role of the Compensation Committee

We rely on the Compensation Committee to develop the broad outline of our compensation program and to monitor the success of the program in achieving the objectives of our compensation philosophy. The Compensation Committee is also responsible for the administration of our compensation programs and policies.

The Compensation Committee operates under a written charter that establishes its responsibilities. The Compensation Committee and the Board of Directors review the charter periodically to ensure that the scope of the charter is consistent with the Compensation Committee’s expected role. Under the charter, the Compensation Committee is charged with general responsibility for the oversight and administration of our compensation program. The charter vests in the Compensation Committee the sole responsibility for determining the compensation of the Chief Executive Officer based on the Compensation Committee’s evaluation of his performance. The charter also authorizes the Compensation Committee to engage consultants and other professionals without management approval to the extent deemed necessary to discharge its responsibilities.

During 2014, the Compensation Committee met four (4) times. The current members of the Compensation Committee are Elizabeth W. Robertson (Chairperson), Hugh T. Harrison II, Warren A. Mackey, George L. Scott and Percy Wootton.

Role of the Compensation Consultant

We engaged McLagan, an independent management consulting firm, for the 2013 fiscal year to assist the Compensation Committee in establishing a peer group of financial institutions. The peer group compensation data provided by McLagan assisted the Compensation Committee in evaluating our compensation programs as compared to our peer group. See “—Peer Group Analysis” for information on the financial institutions that made up our 2013 peer group.

Role of Management

Our Chief Executive Officer, in conjunction with representatives of the Compensation Committee and the Human Resources Department, develops recommendations regarding the appropriate mix and level of compensation for our named executive officers (other than himself). The recommendations consider the objectives of our compensation philosophy and the range of compensation programs authorized by the Compensation Committee. The Chief Executive Officer meets with the Compensation Committee to discuss the compensation recommendations for the other named executive officers. Our Chief Executive Officer does not participate in Compensation Committee discussions relating to the determination of his compensation.

Peer Group Analysis

The cornerstone of our compensation philosophy is the maintenance of a competitive compensation program relative to the companies with whom we compete for talent and/or whose business model is comparable to our business model. In 2013, McLagan worked with our Compensation Committee to establish a peer group of financial institutions, which consisted of 22 financial institutions located in Virginia, North Carolina, South Carolina, Maryland and Pennsylvania with an average asset size of $1.0 billion. The Compensation Committee used the compensation data provided for our peer group to determine the competitiveness of our overall compensation package. This study was not updated in 2014 due to our proposed merger with TowneBank.

Our 2013 peer group consisted of the following institutions:

Company Name	City	State
1. Park Sterling Corporation	Charlotte	NC
2. American National Bankshares, Inc.	Danville	VA
3. Middleburg Financial Corporation	Middleburg	VA
4. Community Bankers Trust Corporation	Glen Allen	VA
5. Palmetto Bancshares, Inc.	Greenville	SC
6. National Bankshares, Inc.	Blacksburg	VA
7. Fox Chase Bancorp	Hatboro	PA
8. WashingtonFirst Bankshares, Inc.	Reston	VA
9. Monarch Financial Holdings, Inc.	Chesapeake	VA
10. C&F Financial Corporation	West Point	VA
11. The Community Financial Corporation	Waldorf	MD
12. Republic First Bancorp, Inc.	Philadelphia	PA
13. QNB Corporation	Quakertown	PA
14. Old Point Financial Corporation	Hampton	VA
15. Access National Corporation	Reston	VA
16. Old Line Bancshares, Inc.	Bowie	MD
17. Virginia Heritage Bank	Vienna	VA
18. ENB Financial Corporation	Ephrata	PA
19. Valley Financial Corporation	Roanoke	VA
20. Mid Penn Bancorp, Inc.	Millersburg	PA
21. Southern National Bancorp of Va, Inc.	McLean	VA
22. Carolina Bank Holdings, Inc.	Greensboro	NC

Base Salary

The base salary of each named executive officer is reviewed on an annual basis in connection with the executive’s performance review. Decisions regarding salary adjustments take into account an executive’s current overall compensation package, market compensation practice, the role/contribution of the executive to the Company, retention risk and the Company’s financial condition. Our goal is to maintain salary levels for the named executive officers at levels reasonably consistent with base pay received by those in comparable positions in the market. In 2013, we used peer group information from McLagan to evaluate the overall competitiveness of our named executive officers’ compensation packages and made modest increases to base salaries in order to continue to provide competitive salary levels for our named executive officers . See Executive Compensation―Summary Compensation Table for salaries paid to our named executive officers in 2014. In addition to annual reviews, we also evaluate salary levels at the time of promotion or other change in responsibilities or as a result of specific commitments we made when a specific officer was hired. Due to the pending merger with TowneBank, we did not update the 2013 McLagan study or make adjustments to the compensation of our named executive officers.

Employment Agreements

We maintain three-year employment agreements with our named executive officers. In addition to outlining the terms and conditions of employment, the employment agreements also ensure the stability of our management team by providing the executives with financial protection in the event a named executive officer is involuntarily terminated for reasons other than cause (as defined in the employment agreements) or if a named executive officer is terminated in connection with a change in control. The terms and conditions of our employment agreements are consistent with the agreements provided to senior officers in the thrift industry and reflect best practices, such as the exclusion of tax gross ups. See Executive Compensation― Employment Agreements and —Potential Post-Termination Benefits for a detailed discussion of the terms of the employment agreements and the benefits provided upon termination of service. The named executive officers employment agreements run through October 1, 2016.

Short-Term Incentive Compensation

Historically, the Bank paid all employees a discretionary cash bonus equal to 5% of base salary. In 2014, the Compensation Committee elected not to pay cash bonuses to participants who received grants of restricted stock and stock options in both fiscal 2012 and 2014 under the 2012 Plan in consideration of the long-term incentive compensation provided by the 2012 Plan.

Long-Term Equity-Based Incentive Compensation

In fiscal 2014, 20% of the time-based stock option awards and 20% of the performance-based restricted stock awards granted under our 2012 Plan during the 2012 fiscal year vested. The vested awards represented a significant portion of our named executive officers’ total compensation in 2014. Our Compensation Committee structured the 2012 equity awards made to our named executive officers to reflect best practices in recently converted peer thrift institutions and the general principles established by the Board of Directors in connection with its adoption of the 2012 Plan. The 2012 equity awards were contingent on achieving specific, performance-based vesting conditions that reflect the Company’s strategic goals. Each year the Compensation Committee reviews the performance goals as compared to our actual performance for purposes of determining what portion of an award (if any) vests in a given year (“performance period”). Under the terms of the 2012 Plan, the Compensation Committee has broad authority to modify the terms of outstanding awards or to make additional awards, including those made in fiscal 2014 as disclosed in the table under Summary of Compensation Practices in 2014. The Board maintains significant oversight of the Company’s equity compensation program to ensure that the program is administered in a manner consistent with the Company’s compensation philosophy and business plan.

Stock Compensation Grant and Award Practices; Timing Issues

As a general matter, the Compensation Committee’s process is independent of any consideration of the timing of the release of material non-public information, including with respect to the determination of grant dates or stock option exercise prices. Similarly, we have never timed the release of material non-public information to affect the value of executive compensation. In general, the release of such information reflects long-established timetables for the disclosure of material non-public information such as earnings reports or, with respect to other events reportable under federal securities laws, the applicable requirements of such laws with respect to timing of disclosure.

Health and Welfare Plans

Our health and welfare benefit plans are open to all full-time employees. Under each plan, the named executive officers receive either the same benefit as all other salaried employees or a benefit that is exactly proportional, as a percentage of salary, to the benefits that others receive.

Retirement Plans

401(k) Plan. Participation in our tax-qualified 401(k) Plan is available to all of our employees over the age of 21 with at least one year of service and 1,000 hours of service per year. This plan allows our employees to save money for retirement in a tax-advantaged manner. The Bank matches 25% of employee contributions up to 6% of salary. All of our named executive officers currently participate in this plan. The 401(k) Plan will be terminated by December 31, 2014 in connection with the proposed merger with TowneBank.

ESOP. Participation in our tax qualified ESOP is available to all of our employees over the age of 21 with at least one year of service and 1,000 hours of service per year. The plan provides our employees with the opportunity to accumulate a retirement benefit in our common stock at no cost to the employees. All of the named executive officers participate in the ESOP. The ESOP will be terminated by December 31, 2014 in connection with the proposed merger with TowneBank.

Defined Benefit Pension Plan. Participation in our non-contributory Pension Plan is available for substantially all of our employees hired prior to August 1, 2011. Retirement benefits under the Pension Plan are generally based on an employee’s years of service and compensation during the five years of highest compensation in the ten years immediately preceding retirement. All of the named executive officers participate in the Pension Plan. The Pension Plan will be terminated by December 31, 2014 in connection with the proposed merger with TowneBank.

SERP. The Bank maintains a supplemental executive retirement plan (“SERP”) for Mr. Wheeler to provide him with benefits he cannot receive through the Pension Plan due to IRS limitations on benefits provided under tax-qualified plans. The SERP will be terminated by December 31, 2014 in connection with the proposed merger with TowneBank.

Stock-Based Deferral Plan. Our stock-based deferral plan allowed participants to use funds transferred from the phantom equity deferred compensation plans to purchase Franklin Financial Corporation common stock in the initial public offering. Messrs. Wheeler, Marker, Lohr and Shenton are currently participants in the plan. See Executive Compensation—Nonqualified Deferred Compensation—Stock-Based Deferral Plan for additional information on the benefits provided to the executives. The stock-based deferral plan was terminated on December 18, 2013 and will be distributed to participants on December 22, 2014.

Nonqualified Deferred Compensation Plan (Cash-Based). Our phantom equity deferred compensation plans were frozen in connection with our initial public offering, and our executives (as well as our directors) were given the option of transferring all or a portion of their balances in these plans to the stock-based deferral plan discussed above or maintaining all or a portion of their balances in a cash-based nonqualified deferred compensation plan. Executives that maintain an account balance in the cash-based plan are credited with interest based on our seven-year certificate of deposit rate. Executives are not permitted to defer new money into the plan. The deferred compensation plans were terminated on December 18, 2013 and will be distributed to participants on December 30, 2014.

Perquisites

During fiscal 2014, the only perquisites provided were to Mr. Wheeler. A Bank-owned automobile was provided to Mr. Wheeler and his monthly dues to The Commonwealth Club were paid for by the Bank. The Compensation Committee reviewed Mr. Wheeler’s perquisites and determined that they are a common element of a competitive compensation package for a chief executive officer at a financial institution that is comparable to us and an effective management retention tool.

Tax and Accounting Considerations

In consultation with our advisors, we evaluate the tax and accounting treatment of each of our compensation programs at the time of adoption and on an annual basis to ensure an understanding of the financial impact of the program. Our analysis includes a detailed review of recently adopted and pending changes in tax and accounting requirements. As part of our review, we consider modifications and/or alternatives to existing programs to take advantage of favorable changes in the tax or accounting environment or to avoid adverse consequences. To preserve maximum flexibility in the design and implementation of our compensation program, we have not adopted a formal policy that requires all compensation to be tax deductible. However, to the greatest extent possible, it is our intent to structure our compensation programs in a tax efficient manner.

Stock Ownership Requirements

During fiscal 2014, the Company did not have a formal stock ownership policy for our named executive officers or Board members. However, our named executive officers maintain a meaningful ownership interest in our stock.

Risk Assessment of Compensation Programs

It is our policy to regularly monitor our compensation policies and practices to determine whether our risk management objectives are being met. The Compensation Committee reviews the design features, characteristics, performance metrics and approval mechanisms of total compensation for all employees, including salaries, incentive plans, bonuses, sales incentives, stock options and performance awards to determine whether any of these policies or programs could create risks that are reasonably likely to have a material adverse effect on the Company or its affiliates. Our compensation programs are designed to provide incentives to executives and other employees to achieve our long-term objectives without encouraging excessive risk taking, and to align compensation with the long-term interests of the stockholders. Compensation is reviewed on a yearly basis and is subject to adjustment by the Compensation Committee based on the findings of such review.

We have determined that our compensation policies and programs do not encourage excessive and unnecessary risk taking because they are designed to encourage employees to remain focused on both our short and long-term objectives and financial goals and are designed to align compensation with the long-term interests of the stockholders.

Conclusion

Our Compensation Committee has considered each of the elements of the named executive officers’ compensation, as described above. The committee believes the amount of each element and the total amount of compensation for each named executive officer is reasonable and appropriate in light of the officer’s experience and individual performance.

Executive Compensation

Summary Compensation Table. The following table provides information concerning total compensation earned or paid to the principal executive officer, principal financial officer and the two other most highly compensated executive officers of Franklin Financial and Franklin Federal who served in such capacities at September 30, 2014.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Bonus ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Richard T. Wheeler, Jr. Chairman, President and Chief Executive Officer of the Company and the Bank	2014 2013 2012	243,000 240,000 240,000	312,800 — 1,006,500	219,618 — 695,600	— — —	183,444 12,565 177,620	69,660 142,789 55,177	1,028,522 395,354 2,174,897

Donald F. Marker Vice President, Chief Financial Officer and Secretary/Treasurer of the Company and Executive Vice President, Chief Financial Officer and Secretary/Treasurer of the Bank	2014 2013 2012	163,200 156,000 150,000	312,800 — 671,000	219,618 — 470,000	— — —	105,323 — 96,069	52,775 82,177 27,022	853,716 238,177 1,414,091

Steven R. Lohr Vice President of the Company and Executive Vice President of the Bank	2014 2013 2012	174,000 170,700 167,300	204,240 — 671,000	149,400 — 470,000	— — —	117,192 26,867 103,746	52,937 74,540 27,952	697,769 272,107 1,439,998

Barry R. Shenton Vice President of the Company and Executive Vice President of the Bank	2014 2013 2012	174,000 170,700 167,300	204,240 — 671,000	149,400 — 470,000	— — —	75,438 32,044 99,472	52,942 74,592 27,995	656,020 277,336 1,435,767

_______________

(1)	These amounts reflect the aggregate grant date fair value for outstanding restricted stock awards granted during the year indicated, computed in accordance with FASB ASC Topic 718. The amounts were calculated assuming that all performance conditions have been satisfied and based on Franklin Financial’s stock price as of the date of grant, which was $13.42 in 2012 and $18.40 in 2014. When shares become vested and are distributed from the trust in which they are held, the recipient will also receive an amount equal to the accumulated cash and stock dividends (if any) paid with respect thereto, plus earnings thereon.
(2)	These amounts reflect the aggregate grant date fair value for outstanding stock option awards granted during the year indicated, computed in accordance with FASB ASC Topic 718, based on a value of $3.76 per option in 2012 and $4.98 per option in 2014. For information on the assumptions used compute the fair value, see note 13 in the notes to the consolidated financial statements. The actual value, if any, realized by an executive officer from any option will depend on the extent to which the market value of the common stock exceeds the exercise price of the option on the date the option is exercised. Accordingly, the value realized by an executive officer may not be at or near the value estimated above.
(3)	Reflects the aggregate change in the actuarial value of the executive’s accumulated benefits under the Pension Plan and Mr. Wheeler’s SERP, calculated in accordance with Statement of Financial Accounting Standards No. 87.
(4)	Represents 401(k) Plan matching contribution and, with respect to Mr. Wheeler, a car and club allowance. Also includes the market value as of December 31, 2013 of the 2013 annual ESOP allocation ($50,327 for each executive officer).

Employment Agreements

Franklin Financial and Franklin Federal maintain employment agreements with Messrs. Wheeler, Marker, Lohr and Shenton (the “executive(s)”). The employment agreements have an initial term of three years and may be renewed by the Board of Directors following a review of each executive’s job performance for an additional year so that the remaining term will be three years. On October 1, 2013, the Compensation Committee extended the term of each executive’s employment agreement through October 1, 2016. On August 19, 2014, the Compensation Committee deferred action on extending each executive’s employment agreement for an additional year due to the pending merger with TowneBank. The employment agreements provide for a base salary and, among other things, participation in discretionary bonuses or other incentive compensation provided to senior management, and participation in stock benefit plans and other fringe benefits applicable to executive personnel. In addition, the employment agreements provide cash payments and benefit continuation in the event of involuntary termination without cause or voluntary termination for good reason, disability or in connection with a change in control. If an executive is terminated for cause or voluntarily terminates his employment with Franklin Financial or Franklin Federal, he will not receive a payment or benefits under his employment agreement.

Under the terms of their employment agreements, the executives are subject to a one year non-compete if they terminate their employment for good reason (as defined in the agreement) or they are terminated without cause (as defined in the agreement).

See Executive Compensation—Potential Post-Termination Benefits for a discussion of the benefits and payments the executives may receive under their agreements upon termination of employment.

2012 Equity Incentive Plan

Franklin Financial maintains the 2012 Equity Incentive Plan to further its commitment to performance-based compensation and to provide participants with an opportunity to have an equity interest in the Company. The plan is administered by the Compensation Committee of the Board of Directors of Franklin Financial. The Compensation Committee has the authority to grant stock options and restricted stock awards to employees and directors of Franklin Financial and Franklin Federal. Additional information on the 2012 Plan is set forth in the Compensation Discussion and Analysis section of this Form 10-K.

Outstanding Equity Awards at Fiscal Year End. The following table provides information concerning unexercised options and stock awards that have not vested for each named executive officer outstanding as of September 30, 2014.

Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Restricted Shares That Have Not Vested		Market Value of Restricted Shares That Have Not Vested (4)

Richard T. Wheeler, Jr	74,000	111,000	(2)	$13.42	03/29/2022	45,000	(2)	$837,450
	—	44,100	(3)	18.40	10/4/2023	17,000	(3)	316,370

Donald F. Marker	50,000	75,000	(2)	13.42	03/29/2022	30,000	(2)	558,300
	—	44,100	(3)	18.40	10/4/2023	17,000	(3)	316,370

Steven R. Lohr	50,000	75,000	(2)	13.42	03/29/2022	30,000	(2)	558,300
	—	30,000	(3)	18.40	10/4/2023	11,100	(3)	206,571

Barry R. Shenton	50,000	75,000	(2)	13.42	03/29/2022	30,000	(2)	558,300
	—	30,000	(3)	18.40	10/4/2023	11,100	(3)	206,571

_______________________________________

(1)	Represents awards that vested on March 29, 2013 and 2014.
(2)	Represents awards that vest in three remaining equal annual installments commencing on March 29, 2015. The vesting of restricted shares is subject to meeting all performance conditions (See Compensation Discussion and Analysis—Long-Term Equity-Based Incentive Compensation).
(3)	Represents awards granted on October 4, 2013 that will vest in five remaining equal annual installments that commenced October 4, 2014.
(4)	Based upon Franklin Financial’s closing stock price of $18.61 on September 30, 2014.

Pension Benefits

Employees’ Pension Plan. We maintain the Pension Plan to provide retirement income for eligible employees. Employees hired prior to August 1, 2011 who are at least 21 years old began participation in the plan after completing one year of service. Upon retirement at or after age 65, employees receive an annual benefit based on their total years of service and their average compensation for the five consecutive highest compensation years in the ten-year period preceding their retirement. A participant may elect early retirement after attaining age 55 and completing 10 years of service. All benefits are integrated with a participant’s social security benefits. For an unmarried participant, the normal form of benefit payment is a life annuity with 120 monthly payments guaranteed. The normal form of benefit for a married participant is a qualified joint-and-50% survivor annuity. With spousal consent, a married participant may select a distribution option from among several actuarially equivalent annuity options. All of our named executive officers are participants in the Pension Plan. The Pension Plan will be frozen and terminated by December 31, 2014, and participants will be given the option of receiving a lump sum distribution or an annuity contract with an insurance company.

SERP. In addition to his participation in the Pension Plan, Mr. Wheeler has entered into a SERP with Franklin Federal to provide him with benefits that cannot be provided through the Pension Plan as a result of the benefit limitations applicable to tax-qualified retirement plans. Mr. Wheeler’s accrued benefit under the SERP is equal to the difference between (i) his accrued benefit under the Pension Plan’s benefit formula computed without regard to applicable benefit limitations and (ii) his actual accrued benefit under the Pension Plan. The supplemental benefit is generally distributable at the same times and in the same forms as the benefit provided by the Pension Plan. The SERP will be frozen and terminated by December 31, 2014, and Mr. Wheeler will receive a lump sum distribution.

The following table sets forth the actuarial present value of each executive’s accumulated benefit under our Pension Plan (and, in Mr. Wheeler’s case, the Pension Plan and the SERP) along with the number of years of credited service under the plan. No payments were made to the executives from the Pension Plan or the SERP in 2014.

Name	Plan Name	Present Value of Accumulated Benefit ($) (1)	Number of Years of Credited Service (2)
Richard T. Wheeler, Jr.	Virginia Bankers Association Defined Benefit Plan	1,358,680	23
	Supplemental Executive Retirement Plan	76,627	23
Donald F. Marker	Virginia Bankers Association Defined Benefit Plan	471,779	25
Steven R. Lohr	Virginia Bankers Association Defined Benefit Plan	647,880	17
Barry R. Shenton	Virginia Bankers Association Defined Benefit Plan	597,363	16

____________

(1)	The present value of each executive’s accumulated benefit assumes normal retirement at age 65 (or current age if the executive is older than 65), the election of a ten year certain and life form of pension and is based on a 4.00 % discount rate.
(2)	Number of years of credited service used only to determine the benefit under the Pension Plan.

Nonqualified Deferred Compensation

Cash-Based Deferred Compensation Plan. We maintain a cash-based nonqualified deferred compensation arrangement that allows our named executive officers to earn interest on deferred income. Currently, all plan account balances are earning interest based on the Bank’s seven-year certificate of deposit rate on October 1 of each year, compounded and adjusted annually. The deferred compensation plans were terminated on December 18, 2013 and will be distributed to participants on December 30, 2014. See Compensation Discussion and Analysis—Retirement Plans—Nonqualified Deferred Compensation Plan (Cash-Based).

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Richard T. Wheeler, Jr.	—	—	—	—	—
Donald F. Marker	—	—	—	—	—
Steven R. Lohr	—	—	7,318	—	275,386
Barry R. Shenton	—	—	8,697	—	327,250

Stock-Based Deferral Plan. In connection with our initial public offering, we adopted a stock-based deferral plan for certain eligible officers and members of the Board of Directors. The stock-based deferral plan allowed participants to use funds transferred from the phantom equity deferred compensation plans described above in order to purchase common stock in the initial public offering. The stock-based deferral plan was terminated on December 18, 2013 and will be distributed to participants on December 22, 2014. Information with respect to this plan is set forth in the following table:

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Losses in Last Fiscal Year ($)(1)	Aggregate Withdrawals/ Distributions in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year End ($)(2)
Richard T. Wheeler, Jr.	—	—	(31,048)	—	1,650,868
Donald F. Marker	—	—	(17,919)	—	952,805
Steven R. Lohr	—	—	(8,981)	—	477,555
Barry R. Shenton	—	—	(8,981)	—	477,555

___________________

(1)	Represents appreciation in the value of the Company’s stock held by the plan in the last fiscal year.
(2)	Based on the Company’s closing stock price of $18.61 on September 30, 2014.

Potential Post-Termination Benefits

Payments Made Upon Termination for Cause. If named executive officers are terminated for cause, they will receive their base salary through the date of termination and retain the rights to any vested benefits subject to the terms of the plan or agreement under which those benefits are provided. In the event of a named executive officer’s termination of employment for cause, all unvested equity awards granted under the 2012 Plan are forfeited.

All benefits credited to Mr. Wheeler under the SERP are non-forfeitable and therefore payable to him if he is terminated for cause.

Payments Made Upon Termination without Cause or for Good Reason. If Franklin Financial or Franklin Federal elects to terminate an executive for reasons other than for cause, or if an executive resigns after specified circumstances that would constitute constructive termination, the executives (or, in the event of death, their beneficiaries) are entitled to a lump sum severance payment equal to the base salary payments due for the remaining term of the employment agreement, along with all contributions that would have been made on behalf of the executive during the remaining term of the agreement pursuant to any of Franklin Financial’s or Franklin Federal’s employee benefit plans. In addition, Franklin Federal or Franklin Financial would continue and/or pay for each executive’s health, life, dental and disability coverage for the remaining term of the employment agreement. In the event of a named executive officer’s termination of employment without cause or for good reason, all unvested equity awards granted under the 2012 Plan are forfeited.

All benefits credited to Mr. Wheeler under the SERP are non-forfeitable and therefore payable to him if he is terminated without cause, or he voluntarily terminates for good reason.

Payments Made Upon Disability. Under the employment agreements, if an executive is terminated following a determination that he is totally and permanently disabled and unable to perform his duties, Franklin Financial will pay the executive 100% of his base salary for the remaining term of his employment agreement. In addition, an executive is entitled to all perquisites and compensation and benefits provided under the employment agreement to the greatest extent possible under all benefit plans in which an executive participated before he was terminated and as if he was actively employed by Franklin Federal. All disability payments would be reduced by the amount of any benefits payable under our disability plans. Upon an executive’s termination due to disability, outstanding stock options granted pursuant to the 2012 Plan vest and remain exercisable until the earlier of one year from the date of termination of employment due to disability or the expiration of the stock options. Restricted stock awards granted under the 2012 Plan also vest upon the executive’s termination of employment due to disability.

All benefits credited to Mr. Wheeler under the SERP are non-forfeitable and therefore payable to him if he becomes disabled and his employment is terminated.

Payments Made Upon Death. Under their employment agreements, the executives’ estates are entitled to receive the compensation due to them through the end of the month in which their death occurs. Upon an executive’s death, outstanding stock options granted pursuant to the 2012 Plan vest and remain exercisable until the earlier of one year from the date the executive dies or the expiration of the stock options. Restricted stock awards granted to the executives under the 2012 Plan also vest upon the executive’s death.

All benefits credited to Mr. Wheeler under the SERP are non-forfeitable and therefore payable to his beneficiary if he dies.

Payments Made Upon a Change in Control. The executives’ employment agreements provide that in the event of a change in control followed by voluntary termination of employment (upon circumstances discussed in the agreement) or involuntary termination of employment for reasons other than cause, the executives receive a lump sum cash payment equal to 3.0 times the average of each executive’s five preceding taxable years’ annual compensation (“base amount”). For this calculation, annual compensation will include all taxable income plus any retirement contributions or benefits made or accrued during the period, but it will exclude taxable compensation payments received from the phantom equity deferred compensation plans and the Company’s stock-based deferral plan. In addition, the executives will also receive the contributions they would have received under our retirement programs for a period of thirty-six months, as well as health, life, dental and disability coverage for that same time period. Section 280G of the Internal Revenue Code provides that payments related to a change in control that equal or exceed three times the “base amount” constitute “excess parachute payments.” Individuals who receive excess parachute payments are subject to a 20% excise tax on the amount that exceeds the base amount, and the employer may not deduct such amounts. The executives’ employment agreements provide that if the total value of the benefits provided and payments made to them in connection with a change in control, either under their employment agreements alone or together with other payments and benefits that they have the right to receive from Franklin Financial and Franklin Federal, exceed three times their base amount (“280G Limit”), their severance payment will be reduced or revised so that the aggregate payments do not exceed their 280G Limit.

Under the terms of the ESOP, upon a change in control (as defined in the plan), the plan trustee will repay in full any outstanding acquisition loan. After repayment of the acquisition loan, all remaining shares of our stock held in the loan suspense account, all other stock or securities, and any cash proceeds from the sale or other disposition of any shares of our stock held in the loan suspense account will be allocated among the accounts of all participants in the plan who were employed by us on the date immediately preceding the effective date of the change in control. The allocations of shares or cash proceeds shall be credited to each eligible participant in proportion to the opening balances in their accounts as of the first day of the valuation period in which the change in control occurred. Payments under the ESOP are not categorized as parachute payments and, therefore, do not count towards each executive’s 280G Limit.

In the event of a change in control (as defined in the Company’s 2012 Plan), outstanding stock options granted pursuant to the 2012 Plan vest and, if the option holder is terminated other than for cause within 12 months of the change in control, will remain exercisable until the expiration date of the stock options. Restricted stock awards granted to the executives under the 2012 Plan also vest upon a change in control. The value of the accelerated options and restricted stock grants count towards each executive’s Section 280G Limit.

Potential Post-Termination Benefits Tables. The amount of compensation payable to each named executive officer upon termination for cause, termination without cause or for good reason, a change in control followed by termination of employment, disability, death and retirement is shown below. The amounts shown assume that such termination was effective as of September 30, 2014 and thus include amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The amounts do not include the executive’s account balances in Franklin Federal’s tax-qualified retirement plans (and in Mr. Wheeler’s case, the SERP) to which each executive has a non-forfeitable interest. The actual amounts to be paid out can only be determined at the time of such executive’s separation from Franklin Financial. The amounts shown in the tables relating to unvested restricted stock awards or in-the-money stock options are based on the fair market value of the Company’s common stock on September 30, 2014, which was $18.61.

The following table provides the amount of compensation payable to Mr. Wheeler for each of the situations listed below.

	Payments Due Upon
	Involuntary Termination with Cause	Involuntary Termination without Cause or Voluntary Termination with Good Reason (1)	Disability (2)	Death	Voluntary Termination without Good Reason	Change in Control with Termination of Employment

Cash compensation	$—	$486,000	$486,000	$—	$—	$919,485
Health and welfare benefits (3)	—	8,828	8,828	—	—	13,242
Executive Supplemental Retirement Plan Benefit (4)	6,143	6,143	6,143	3,027	6,143	79,378
Income attributable to vesting of stock options (5)	—	—	969,411	969,411	—	969,411
Income attributable to vesting of restricted stock (6)	—	—	1,153,820	1,153,820	—	1,153,820
Total payment	$6,143	$500,971	$2,624,202	$2,126,258	$6,143	$3,135,336	(7)

(1)	“Good Reason” means the material breach of the agreement by Franklin Federal or Franklin Financial, including: (1) a material change to the executive’s responsibilities or authority; (2) assignment to executive of duties of a non-executive nature or duties for which he is not reasonably equipped by his skills or experience; (3) the failure to nominate or renominate the executive to the Board of Directors of Franklin Federal or Franklin Financial; (4) a reduction in salary or benefits; (5) termination or material reduction of incentive and benefits plans, programs or arrangements; (6) relocation of executive’s principal business office by more than twenty-five miles; or (7) the liquidation or dissolution of Franklin Financial or Franklin Federal.
(2)	Disability payment equals the executive’s base salary for the full remaining term of the agreements. However, it does not reflect any reduction in benefits as a result of payments made under our disability plans.
(3)	The value of coverage under Franklin Federal’s life insurance program for a period of 36 months.
(4)	Represents annual payments, with the exception of a change in control. In the event of involuntary termination with cause, involuntary termination without cause, voluntary termination for good reason or disability, executive will receive a lifetime payment of $512 per month with 120 payments guaranteed. In the event of a change in control, executive will receive a lump sum payment of $79,378 and in the event of death, executive’s spouse will receive a lifetime payment of $252 per month.
(5)	Represents the in-the-money value of the executive’s outstanding stock options upon the executive’s death, disability or a change in control. Unvested stock options awarded under the 2012 Plan accelerate and become fully exercisable upon death, disability or a change in control. For purposes of a change in control, the executive is not required to terminate his employment to receive this benefit.
(6)	Represents the value of the executive’s outstanding restricted stock awards which will fully vest upon his death, disability or a change in control. For purposes of a change in control, the executive is not required to terminate his employment to receive this benefit.
(7)	The amount shown does not reflect the fact that, in the event payments to the executive in connection with a change in control or otherwise would result in an excise tax under Section 4999 of the Internal Revenue Code, such payments may be reduced to the extent necessary so that the excise tax does not apply.

The following table provides the payments due to Mr. Marker for each of the situations listed below. Mr. Marker is not entitled to severance benefits from Franklin Financial or Franklin Federal in the event his employment is terminated for cause or he voluntarily terminates his employment without good reason.

	Payments Due Upon
	Involuntary Termination without Cause or Voluntary Termination with Good Reason (1)	Disability (2)	Death	Change in Control with Termination of Employment

Cash compensation	$326,400	$326,400	$—	$553,679
Health and welfare benefits (3)	25,248	25,248	—	37,872
Income attributable to vesting of stock options (4)	—	658,011	658,011	658,011
Income attributable to vesting of restricted stock (5)	—	874,670	874,670	874,670
Total payment	$351,648	$1,884,329	$1,532,681	$2,124,232	(6)

(1)	“Good Reason” means the material breach of the agreement by Franklin Federal or Franklin Financial, including: (1) a material change to the executive’s responsibilities or authority; (2) assignment to executive of duties of a non-executive nature or duties for which he is not reasonably equipped by his skills or experience; (3) a reduction in salary or benefits; (4) termination or material reduction of incentive and benefits plans, programs or arrangements; (5) relocation of executive’s principal business office by more than twenty-five miles; or (6) the liquidation or dissolution of Franklin Financial or Franklin Federal.
(2)	Disability payment equals the executive’s base salary for the full remaining term of the agreements. However, it does not reflect any reduction in benefits as a result of payments made under our disability plans.
(3)	The value of coverage under Franklin Federal’s health, life, dental and disability insurance programs for a period of 36 months.
(4)	Represents the in-the-money value of the executive’s outstanding stock options upon the executive’s death, disability or a change in control. Unvested stock options awarded under the 2012 Plan accelerate and become fully exercisable upon death, disability or a change in control. For purposes of a change in control, the executive is not required to terminate his employment to receive this benefit.
(5)	Represents the value of the executive’s outstanding restricted stock awards which will fully vest upon his death, disability or a change in control. For purposes of a change in control, the executive is not required to terminate his employment to receive this benefit.
(6)	The amount shown does not reflect the fact that, in the event payments to the executive in connection with a change in control or otherwise would result in an excise tax under Section 4999 of the Internal Revenue Code, such payments may be reduced to the extent necessary so that the excise tax does not apply.

The following table provides the payments due to Mr. Lohr for each of the situations listed below. Mr. Lohr is not entitled to severance benefits from Franklin Financial or Franklin Federal in the event his employment is terminated for cause or he voluntarily terminates his employment without good reason.

	Payments Due Upon
	Involuntary Termination without Cause or Voluntary Termination with Good Reason (1)	Disability (2)	Death	Change in Control with Termination of Employment

Cash compensation	$348,000	$348,000	$—	$625,697
Health and welfare benefits (3)	1,152	1,152	—	1,729
Income attributable to vesting of stock options (4)	—	655,050	655,050	655,050
Income attributable to vesting of restricted stock (5)	—	764,871	764,871	764,871
Total payment	$349,152	$1,769,073	$1,419,921	$2,047,347	(6)

(1)	“Good Reason” means the material breach of the agreement by Franklin Federal or Franklin Financial, including: (1) a material change to the executive’s responsibilities or authority; (2) assignment to executive of duties of a non-executive nature or duties for which he is not reasonably equipped by his skills or experience; (3) a reduction in salary or benefits; (4) termination or material reduction of incentive and benefits plans, programs or arrangements; (5) relocation of executive’s principal business office by more than twenty-five miles; or (6) the liquidation or dissolution of Franklin Financial or Franklin Federal.
(2)	Disability payment equals the executive’s base salary for the full remaining term of the agreements. However, it does not reflect any reduction in benefits as a result of payments made under our disability plans.
(3)	The value of coverage under Franklin Federal’s life insurance program for a period of 36 months.
(4)	Represents the in-the-money value of the executive’s outstanding stock options upon the executive’s death, disability or a change in control. Unvested stock options awarded under the 2012 Plan accelerate and become fully exercisable upon death, disability or a change in control. For purposes of a change in control, the executive is not required to terminate his employment to receive this benefit.
(5)	Represents the value of the executive’s outstanding restricted stock awards which will fully vest upon his death, disability or a change in control. For purposes of a change in control, the executive is not required to terminate his employment to receive this benefit.
(6)	The amount shown does not reflect the fact that, in the event payments to the executive in connection with a change in control or otherwise would result in an excise tax under Section 4999 of the Internal Revenue Code, such payments may be reduced to the extent necessary so that the excise tax does not apply.

The following table provides the payments due to Mr. Shenton for each of the situations listed below. Mr. Shenton is not entitled to severance benefits from Franklin Financial or Franklin Federal in the event his employment is terminated for cause or he voluntarily terminates his employment without good reason.

	Payments Due Upon
	Involuntary Termination without Cause or Voluntary Termination with Good Reason (1)	Disability (2)	Death	Change in Control with Termination of Employment

Cash compensation	$348,000	$348,000	$—	$606,150
Health and welfare benefits (3)	1,152	1,152	—	1,729
Income attributable to vesting of stock options (4)	—	655,050	655,050	655,050
Income attributable to vesting of restricted stock (5)	—	764,871	764,871	764,871
Total payment	$349,152	$1,769,073	$1,419,921	$2,027,800	(6)

(1)	“Good Reason” means the material breach of the agreement by Franklin Federal or Franklin Financial, including: (1) a material change to the executive’s responsibilities or authority; (2) assignment to executive of duties of a non-executive nature or duties for which he is not reasonably equipped by his skills or experience; (3) a reduction in salary or benefits; (4) termination or material reduction of incentive and benefits plans, programs or arrangements; (5) relocation of executive’s principal business office by more than twenty-five miles; or (6) the liquidation or dissolution of Franklin Financial or Franklin Federal.
(2)	Disability payment equals the executive’s base salary for the full remaining term of the agreements. However, it does not reflect any reduction in benefits as a result of payments made under our disability plans.
(3)	The value of coverage under Franklin Federal’s life insurance program for a period of 36 months.
(4)	Represents the in-the-money value of the executive’s outstanding stock options upon the executive’s death, disability or a change in control. Unvested stock options awarded under the 2012 Plan accelerate and become fully exercisable upon death, disability or a change in control. For purposes of a change in control, the executive is not required to terminate his employment to receive this benefit.
(5)	Represents the value of the executive’s outstanding restricted stock awards which will fully vest upon his death, disability or a change in control. For purposes of a change in control, the executive is not required to terminate his employment to receive this benefit.
(6)	The amount shown does not reflect the fact that, in the event payments to the executive in connection with a change in control or otherwise would result in an excise tax under Section 4999 of the Internal Revenue Code, such payments may be reduced to the extent necessary so that the excise tax does not apply.

Directors’ Compensation

The following table provides the compensation received by individuals who served as non-employee directors of Franklin Financial and Franklin Federal during fiscal 2014. The table excludes perquisites, which did not exceed $10,000 in the aggregate for each director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)

Hugh T. Harrison II	38,100	62,560	43,824	144,484
Warren A. Mackey	38,100	62,560	43,824	144,484
L. Gerald Roach (3)	25,500	62,560	43,824	131,884
Elizabeth W. Robertson	39,900	62,560	43,824	146,284
George L. Scott	39,900	62,560	43,824	146,284
Richard W. Wiltshire, Jr.	38,700	62,560	43,824	145,084
Percy Wootton	38,100	62,560	43,824	144,484

(1)	Reflects the aggregate grant date fair value for outstanding restricted stock awards granted during fiscal 2014, computed in accordance with FASB ASC Topic 718, assuming all performance conditions have been satisfied and based on a per share value of $18.40, which represented the Company’s stock price on the date of grant. When shares become vested and are distributed from the trust in which they are held, the recipient will also receive an amount equal to accumulate cash and stock dividends (if any) paid with respect thereto, plus earnings thereon.
(2)	Reflects the aggregate grant date fair value for outstanding stock option awards granted during fiscal 2014, computed in accordance with FASB ASC Topic 718, based on a value of $4.98 per option. For information on the assumptions used compute the fair value, see note 13 in the notes to the consolidated financial statements. The actual value, if any, realized from any option will depend on the extent to which the market value of the common stock exceeds the exercise price of the option on the date the option is exercised. Accordingly, the value realized may not be at or near the value estimated above.
(3)	Mr. Roach died on May 17, 2014, after which the Boards of Directors of the Company and the Bank amended their respective bylaws to reduce the number of directors from eight to seven. Upon Mr. Roach’s death, 12,400 unvested restricted stock award shares and 31,600 stock options vested.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of September 30, 2014 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
	(A)	(B)	(C)
Equity compensation plans approved by security holders:
2012 Equity Incentive Plan	1,413,400	$14.53	198
Equity compensation plans not approved by security holders	–	–	–
Total	1,413,400	$14.53	198

Ownership of Equity Securities

Principal Stockholders

The following table provides information as of November 30, 2014 with respect to persons and entities known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock. A person or entity may be considered to beneficially own any shares of common stock over which the person or entity has, directly or indirectly, sole or shared voting or investing power.

Name and Address	Number of Shares Owned		Percent of Common Stock Outstanding (1)

Franklin Federal Savings Bank Employee Stock Ownership Plan 4501 Cox Road Glen Allen, Virginia 23060	1,139,720		9.7%

Warren A. Mackey 40 Worth Street, 10th Floor New York, New York 10013	1,132,496	(2)	9.6

Lawrence B. Seidman 100 Misty Lane, 1st Floor Parsippany, New Jersey 07054	970,938	(3)	8.2

MFP Partners, L.P. c/o MFP Investors LLC 667 Madison Avenue, 25th Floor New York, New York 10065	815,625	(4)	6.9

(1)	Based on 11,776,750 shares outstanding as of November 30, 2014 and in the case of Mr. Mackey, 16,560 shares of common stock underlying options which are fully vested and exercisable.
(2)	Includes 11,720 shares of unvested restricted stock over which Mr. Mackey has voting power and 16,560 shares of common stock underlying stock options which are fully vested and exercisable.
(3)	Based on information contained in a Schedule 13D/A filed with the U.S. Securities and Exchange Commission on July 17, 2014 by the following entities in addition to Mr. Seidman in his individual capacity: Seidman and Associates, L.L.C., Seidman Investment Partnership, L.P., Seidman Investment Partnership II, L.P., LSBK06-08, L.L.C., Broad Park Investors, L.L.C., CBPS, L.L.C., 2514 Multi-Strategy Fund, L.P. and Veteri Place Corporation.
(4)	Based on information contained in a Schedule 13D filed with the Securities and Exchange Commission on November 25, 2014 by MFP Partners, L.P., MFP Investors LLC as the general partner of MFP Partners, L.P., and Michael F. Price as the managing partner of MFP Partners, L.P. and managing member and controlling person of MFP Investors LLC.

Directors and Executive Officers

The following table provides information as of November 30, 2014 about the shares of Franklin Financial common stock that may be considered to be owned by each director, each executive officer named in the Executive Compensation Table and by all directors and executive officers of the Company as a group. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the shares shown.

			Percent of Common
Name	Common Stock (1)		Stock Outstanding (2)
Directors
Hugh T. Harrison II	41,689	(3)	*	%
Warren A. Mackey	1,132,496	(3)	9.6
Elizabeth W. Robertson	86,282	(4)	*
George L. Scott	80,513	(3)	*
Richard T. Wheeler, Jr.	260,893	(5)	2.2
Richard W. Wiltshire, Jr.	75,063	(3)	*
Percy Wootton	47,527	(3)	*

Named Executive Officers Who Are Not Also Directors
Donald F. Marker	205,788	(6)	1.7
Steven R. Lohr	192,108	(7)	1.6
Barry R. Shenton	204,032	(8)	1.7

All Directors and Executive Officers as a group (10 persons)	2,326,391		19.2

(1)	This column includes 11,720 shares of unvested restricted stock awards held in trust under the 2012 Plan for each non-employee director, which each director is permitted to direct the trustee to vote.
(2)	Based on 11,776,750 shares outstanding as of November 30, 2014 and the number of shares of common stock underlying options which are fully vested and exercisable for each individual and all directors and executive officers as a group.
(3)	Includes 16,560 shares of common stock underlying options which are fully vested and exercisable.
(4)	Includes 2,000 shares owned by Ms. Robertson’s son and 16,560 shares of common stock underlying options which are fully vested and exercisable.
(5)	Includes 8,635 shares allocated under the ESOP, 58,600 shares of unvested restricted stock over which Mr. Wheeler has voting power and 82,820 shares of common stock underlying options which are fully vested and exercisable.
(6)	Includes 6,740 shares allocated under the ESOP, 43,600 shares of unvested restricted stock over which Mr. Marker has voting power and 58,820 shares of common stock underlying options which are fully vested and exercisable.
(7)	Includes 15,311 shares held by the individual retirement account of Mr. Lohr’s spouse, 6,999 shares allocated under the ESOP, 38,880 shares of unvested restricted stock over which Mr. Lohr has voting power and 56,000 shares of common stock underlying options which are fully vested and exercisable.
(8)	Includes 7,005 shares allocated under the ESOP, 38,880 shares of unvested restricted stock over which Mr. Shenton has voting power and 56,000 shares of common stock underlying options which are fully vested and exercisable.
*	Less than 1.0%.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Approval of Related Persons Transactions

Franklin Financial maintains a Policy and Procedures Governing Related Persons Transactions, which is a written policy and set of procedures for the review and approval or ratification of transactions involving related persons. Under the policy, related persons consist of directors, director nominees, executive officers, persons or entities known to us to be the beneficial owner of more than 5% of any outstanding class of voting securities of Franklin Financial, or immediate family members or certain affiliated entities of any of the foregoing persons living in the same household.

Transactions covered by the policy consist of any financial transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which:

•	the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year;

•	Franklin Financial is, will or may be expected to be a participant; and

•	any related person has or will have a direct or indirect material interest.

The policy excludes certain transactions, including:

•	any compensation paid to an executive officer of Franklin Financial or Franklin Federal if such compensation is disclosed pursuant to the proxy rules of the Securities and Exchange Commission or if the Compensation Committee of the Board of Directors approved (or recommended that the Board approve) such compensation;

•	any compensation paid to a director of Franklin Financial or Franklin Federal if such compensation is disclosed pursuant to the proxy rules of the Securities and Exchange Commission; and

•	any extension of credit with a related person provided in the ordinary course of the Company’s business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans provided to unrelated third parties and which did not involve more than the normal risk of collectibility or present other unfavorable features. However, loans on nonaccrual status or that are past due, restructured or potential problem loans are not considered excluded transactions.

Related person transactions will be approved by the Board of Directors following a recommendation to the Board by the Audit Committee.

Transactions with Related Parties

Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits loans by publicly traded companies to their executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by banks to their executive officers and directors in compliance with federal banking regulations. Federal regulations generally require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features, although federal regulations allow us to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Franklin Federal’s capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the board of directors.

There were no loans extended by Franklin Federal to its executive officers and directors and related parties outstanding at September 30, 2014.

Director Independence

The Company’s Board of Directors currently consists of seven members, all of whom are independent under the listing standards of the Nasdaq Stock Market, except for Mr. Wheeler, who is Chairman, President and Chief Executive Officer of Franklin Financial and Franklin Federal. In determining the independence of its directors, the Board considered transactions, relationships and arrangements between the Company and its directors that are not required to be disclosed herein under the heading Transactions with Related Parties.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Other Fees

The following table sets forth the fees billed to the Company for the fiscal years ended September 30, 2014 and 2013 by McGladrey LLP:

	2014	2013
Audit Fees	$257,000	$255,500
Audit-Related Fees (1)	16,000	–
Tax Fees	–	–
All Other Fees	–	–

(1)	Audit-related fees for 2014 include fees for work performed related to the filing of the Special Meeting Notice and Proxy Statement/Prospectus filed with the Securities and Exchange Commission.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided.

The request may be made with respect to either specific services or a type of service for predictable or recurring services.

During the year ended September 30, 2014, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

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

(a)(3) Exhibits

The following exhibits are either filed as part of this Report or are incorporated herein by reference:

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Reorganization, dated as of July 14, 2014, by and among TowneBank, Franklin Financial Corporation and Franklin Federal Savings Bank (1)
3.1	Articles of Incorporation of Franklin Financial Corporation (2)
3.2	Bylaws of Franklin Financial Corporation (3)
4.0	Form of Common Stock Certificate of Franklin Financial Corporation (4)
10.1	Employment Agreement, dated June 1, 2011, by and between Franklin Financial Corporation and Richard T. Wheeler, Jr. (5)
10.2	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Financial Corporation and Richard T. Wheeler, Jr.(6)
10.3	Employment Agreement, dated June 1, 2011, by and between Franklin Federal Savings Bank and Richard T. Wheeler, Jr. (5)
10.4	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Federal Savings Bank and Richard T. Wheeler, Jr.(6)
10.5	Second and Third Amendments, dated October 1, 2013 and October 29, 2013, respectively, to the Employment Agreements by and between both Franklin Financial Corporation and Franklin Federal Savings Bank and Richard T. Wheeler, Jr. (7)
10.6	Employment Agreement, dated June 1, 2011, by and between Franklin Financial Corporation and Donald F. Marker (5)
10.7	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Financial Corporation and Donald F. Marker(6)
10.8	Employment Agreement, dated June 1, 2011, by and between Franklin Federal Savings Bank and Donald F. Marker (5)
10.9	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Federal Savings Bank and Donald F. Marker(6)
10.10	Second and Third Amendments, dated October 1, 2013 and October 29, 2013, respectively, to the Employment Agreements by and between both Franklin Financial Corporation and Franklin Federal Savings Bank and Donald F. Marker (7)

10.11	Employment Agreement, dated June 1, 2011, by and between Franklin Financial Corporation and Steven R. Lohr (5)
10.12	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Financial Corporation and Steven R. Lohr(6)
10.13	Employment Agreement, dated June 1, 2011, by and between Franklin Federal Savings Bank and Steven R. Lohr (5)
10.14	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Federal Savings Bank and Steven R. Lohr(6)
10.15	Second and Third Amendments, dated October 1, 2013 and October 29, 2013, respectively, to the Employment Agreements by and between both Franklin Financial Corporation and Franklin Federal Savings Bank and Steven R. Lohr (7)
10.16	Employment Agreement, dated June 1, 2011, by and between Franklin Financial Corporation and Barry R. Shenton (5)
10.17	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Financial Corporation and Barry R. Shenton(6)
10.18	Employment Agreement, dated June 1, 2011, by and between Franklin Federal Savings Bank and Barry R. Shenton (5)
10.19	First Amendment, dated December 21, 2011, to the Employment Agreement by and between Franklin Federal Savings Bank and Barry R. Shenton(6)
10.20	Second and Third Amendments, dated October 1, 2013 and October 29, 2013, respectively, to the Employment Agreements by and between both Franklin Financial Corporation and Franklin Federal Savings Bank and Barry R. Shenton (7)
10.21	Supplemental Retirement Plan Agreement between Franklin Federal Savings Bank and Richard T. Wheeler, Jr. (8)
10.22	Form of Franklin Financial Corporation Stock-Based Deferral Plan (9)
10.23	Franklin Financial Corporation 2012 Equity Incentive Plan (10)
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Franklin Financial Corporation Annual Report on Form 10-K for the year ended September 30, 2014 are formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) related notes.

(1)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2014.
(2)	Incorporated herein by reference to Exhibit 3.1 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(3)	Incorporated herein by reference to Exhibit 3.2 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(4)	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), as amended, initially filed with the Securities and Exchange Commission on December 10, 2010.

(5)	Incorporated herein by reference to Exhibits 10.1 – 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2011.
(6)	Incorporated herein by reference to Exhibits 10.2, 10.4, 10.6, 10.8, 10.10, 10.12, 10.14 and 10.16 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission December 22, 2011.
(7)	Incorporated herein by reference to Exhibits 10.5, 10.10, 10.15 and 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission December 19, 2013.
(8)	Incorporated herein by reference to Exhibit 10.9 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(9)	Incorporated herein by reference to Exhibit 10.4 of pre-effective amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-171108), filed with the Securities and Exchange Commission on January 28, 2011.
(10)	Incorporated herein by reference to Appendix A to the Company’s Proxy Statement (File No. 001-35085), filed with the Securities and Exchange Commission on January 12, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN FINANCIAL CORPORATION
Registrant

December 15, 2014	By:	/s/ Richard T. Wheeler, Jr.
Richard T. Wheeler, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

/s/ Richard T. Wheeler, Jr.	Chairman, President, and Chief Executive Officer	December 15, 2014
Richard T. Wheeler, Jr.	(Principle Executive Officer)

/s/ Donald F. Marker	Vice President, Chief Financial Officer and	December 15, 2014
Donald F. Marker	Secretary/Treasurer (Principal Financial and Accounting Officer)

/s/ Hugh T. Harrison II	Director	December 15, 2014
Hugh T. Harrison II

/s/ Warren A. Mackey	Director	December 15, 2014
Warren A. Mackey

/s/ Elizabeth W. Robertson	Director	December 15, 2014
Elizabeth W. Robertson

/s/ George L. Scott	Director	December 15, 2014
George L. Scott

/s/ Richard W. Wiltshire, Jr.	Director	December 15, 2014
Richard W. Wiltshire, Jr.

/s/ Percy Wootton	Director	December 15, 2014
Percy Wootton

